Form 10-Q
period 1995-03-31
HEMACARE CORP /CA/
filed 1995-05-09
CIK 801748

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                      FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                             HEMACARE CORPORATION
            (Exact name of registrant as specified in its charter)

State or other jurisdiction of                    I.R.S. Employer I.D.
incorporation or organization: California         Number: 95-3280412

4954 Van Nuys Boulevard
Sherman Oaks, California                                91403
(Address of principal executive offices)              (Zip Code)

                             ___________________

Registrant's telephone number, including area code: (818)986-3883

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  YES  X   NO ___

As of May 8, 1995, 5,633,452 shares of Common Stock of the Registrant were issued and outstanding.

==============================================================================

                                   INDEX

                            HEMACARE CORPORATION


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets--March 31, 1995 and December
          31, 1994

          Consolidated statements of operations--Three months ended March 31, 1995 and 1994

          Consolidated statements of cash flows--Three months ended March 31, 1995 and 1994

          Notes to consolidated financial statements--March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                       PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                              HEMACARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,     December 31,
                                                                 1995            1994
                                                              (Unaudited)
                                                              -------------  -------------
ASSETS

Current Assets
   Cash and cash equivalents..............................    $    911,200   $   786,334
   Short-term investments.................................         299,424       295,434
   Accounts receivable, net of allowance for doubtful
    accounts - $157,331 (1995) and $141,243 (1994)........       1,319,617     1,606,566
   Product inventories....................................         102,327       117,683
   Supplies...............................................         363,222       324,047
   Prepaid expenses.......................................         187,113       109,972
   Note receivable from officer...........................         101,623        90,470
                                                              -------------  ------------
        Total Current Assets..............................       3,284,526     3,330,506

Plant and equipment, net of accumulated depreciation
 and amortization of $2,006,701 (1995) and
 $1,895,863 (1994)........................................       1,544,799     1,463,261
Licenses..................................................       1,377,069     1,394,337
Other assets..............................................         108,005       100,805
                                                              -------------  ------------
                                                              $  6,314,399   $ 6,288,909
                                                              =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable.......................................    $    691,206   $   967,545
   Accrued payroll and payroll taxes......................         203,494       324,408
   Other accrued expenses.................................         236,256       267,062
   Current obligations under capital leases...............         159,001       221,555
   Line of credit payable to bank.........................         200,000       200,000
                                                              -------------  ------------
       Total Current Liabilities..........................       1,489,957     1,980,570

Obligations under capital leases, net of current portion..         483,578       286,998
Other accrued employee benefits...........................          77,429       121,406
                                                              -------------  ------------
       Total Liabilities..................................       2,050,964     2,388,974

Shareholders' Equity
   Common stock, without par value - 20,000,000 shares
     authorized, 5,633,202 and 5,366,381 issued and
     outstanding at March 31, 1995 and December 31,
     1994, respectively...................................      11,728,301    11,316,671
   Accumulated deficit....................................      (7,464,866)   (7,416,736)
                                                              -------------  ------------
        Total shareholders' equity........................       4,263,435     3,899,935
                                                              -------------  ------------
                                                              $  6,314,399   $ 6,288,909
                                                              =============  ============

                    Notes to Consolidated Financial Statements

                              HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                 Three months ended
                                                                      March 31,
                                                             --------------------------
                                                                1995           1994
                                                             ------------  ------------
Revenues
   Blood services......................................      $   925,340   $   898,892
   Blood products......................................        1,744,260     1,699,300
   Specialty plasma....................................           87,151        47,991
                                                             ------------  ------------
        Total revenues.................................        2,756,751     2,646,183

Cost of sales and services.............................        2,037,513     2,041,735
                                                             ------------  ------------
        Gross profit...................................          719,238       604,448

General and administrative expense.....................          489,912       557,115
Research and development expense.......................          283,632       732,755

Interest (income) expense
   Interest income.....................................          (14,522)      (11,009)
   Interest expense....................................            8,346        11,701
                                                             ------------  ------------
        Net loss.......................................      $   (48,130)  $  (686,114)
                                                             ============  ============
Per share amounts:
   Net loss............................................      $     (0.01)  $     (0.14)
                                                             ============  ============

Weighted average common shares outstanding.............        5,455,321     4,792,443
                                                             ============  ============

                        See Notes to Consolidated Financial Statements

                                    HEMACARE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Unaudited


                                                                  Three months ended
                                                                       March 31,
                                                              --------------------------
                                                                  1995          1994
                                                              -----------    -----------
Cash flows from operating activities:
   Net loss..............................................     $  (48,130)    $ (686,114)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization of plant and
        equipment........................................        110,838        114,288
      Amortization of intangible assets..................         17,448         16,045
      Provision for losses on accounts receivable........         15,963          8,296
      Issuance of common stock for employee
        401(K) plan......................................         54,668             --

    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable........        270,987         (35,789)
       Increase in inventories, supplies and prepaid
         expenses........................................       (100,960)        (46,480)
       Increase in other assets, net.....................         (7,380)        (56,796)
       Increase (decrease) in accounts payable and
         accrued expenses................................       (428,059)        112,908
       Increase (decrease) in other accrued employee
         benefits........................................        (43,977)         18,508
                                                              -----------    ------------
       Net cash used in operating activities.............       (158,602)       (555,134)
                                                              -----------    ------------

Cash flows from investing activities:
   Acquisition of licenses...............................             --        (100,000)
   Advance to officer....................................        (11,153)             --
   Decrease (increase) in short-term investments.........         (3,990)        496,802
   Purchase of plant and equipment, net..................        (25,051)        (84,135)
                                                              -----------    ------------
   Net cash provided by (used in) investing activities...        (40,194)        312,667
                                                              -----------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock................        356,962          90,525
   Principal payments on line of credit and capital
     leases..............................................        (33,300)        (61,509)
                                                              -----------    ------------
   Net cash provided by financing activities.............        323,662          29,016
                                                              -----------    ------------

   Increase (decrease) in cash and cash equivalents......        124,866        (213,451)
   Cash and cash equivalents at beginning of period......        786,334       1,149,917
                                                              -----------    ------------
   Cash and cash equivalents at end of period............     $  911,200     $   936,466
                                                              ===========    ============

Items not impacting cash flows:
   Increase in capital lease obligations.................     $  167,325     $        --
                                                              ===========    ============

                       See Notes to Consolidated Financial Statements

HEMACARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation and General Information
- - -------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In 1994 and 1995, HemaCare, through its wholly owned subsidiary, HemaBiologics, Inc. ("HBI") continued to incur significant losses as a result of the expenditures related to ImmupathTM, an experimental treatment for HIV/AIDS, and continuing losses from its specialty plasma blood products business. HemaCare financed the costs associated with the Immupath project with existing cash reserves, cash from operations and proceeds from sales of common stock and stock purchase warrants. Beginning in August 1994 and continuing through the first quarter of 1995, the Company generally suspended most of the Immupath development efforts and implemented cost reductions which included closing two donor centers, curtailing staffing and donor recruiting activities at the remaining locations and suspending the construction of its plasma processing facility. The Company may enter into a corporate partnership, sell equity securities or enter into other financing or corporate transactions in order to obtain the necessary capital to continue the project. There can be no assurance, however, that any financing or corporate transaction will occur or that the Company will obtain sufficient funds to continue the research and development of Immupath or complete its plasma processing facility. If necessary, because of lack of funding, the Company may have to abandon the Immupath research project.

Note 2 - License Agreement
- - ---------------------------

Under the terms of a license agreement ("Agreement") with Medicorp Inc., ("Medicorp") for the rights to the Immupath technology which applies the principle of passive hyperimmune therapy to treat HIV/AIDS, the Company began making monthly payments of $25,000 in January 1994 to Medicorp to be credited against future royalty payments. In accordance with the agreement, $300,000
was paid in 1994.   In January 1995, the Company notified Medicorp that it
would no longer be able to make its monthly $25,000 royalty prepayments because of a lack of funds. The Company and Medicorp are currently negotiating the terms of a deferral or abeyance of the prepayments. Also, in March 1995, Medicorp informed the Company that the patent holder for Immupath has served Medicorp with a claim that Medicorp is in violation of its license agreement with the patent holder. The Company believes that an agreement it has with the patent holder whereby the Company's license rights will remain in effect in the event that the license between the patent holder and Medicorp is terminated for any reason will preserve the Company's rights under the U.S. patent.

Note 3 - Line of Credit
- - ------------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The line is equivalent to 70% of the Company's eligible accounts receivable under 90 days old, to a maximum of $700,000, with interest at the lender's prime rate plus one-half of a percentage point, and matures April 30, 1996. As of March 31, 1995, the Company was in compliance with respect to all covenants under the line of credit agreement. The Company is required to maintain $400,000 in cash and/or short-term securities at all times during the term of the agreement. As of March 31, 1995, $200,000 was outstanding under the line of credit.

Note 4 - Sale of Equity Securities
- - -----------------------------------

In April 1994, HemaCare sold 250,000 units of common stock and common stock purchase warrants (at $4.00 per unit) in an offshore transaction from which it received net proceeds of approximately $900,000. Each unit consisted of one share of the Company's common stock and three warrants to purchase additional shares, which become exercisable and expire at intervals through April 15, 1996. The first group of warrants were exercised in September 1994 and yielded net proceeds of approximately $500,000. The second group of 250,000 warrants was fully exercised in the first quarter of 1995 and yielded net proceeds of approximately $350,000. In consideration of this exercise, which was made 45 days prior to the warrant's termination date, a fourth group of 250,000 warrants was granted to the purchaser in February 1995. The third group of 250,000 warrants are exercisable from July 1, 1995 (subject to acceleration if certain conditions are satisfied) and expire April 15, 1996. The fourth group of 250,000 warrants, which will be exercisable only if the third group has been exercised in full, expire December 31, 1998. The exercise price of the third group will be determined in part by reference to the market price of the Company's common stock from time to time, and the exercise price of the fourth group is fixed at $3.50 per share. In connection with the offshore transaction and the subsequent exercise of related warrants, the Company granted to the finder warrants to purchase 37,500 shares of the Company's common stock. The exercise prices of the warrants range from $1.45 to $4.00, and the warrants expire five years from the issue date. In addition, the Company agreed to issue to the finder up to 25,000 additional warrants. The exercise price and the number of additional warrants to be granted is dependent upon the number and price of warrants to be exercised in related offshore transactions.

Note 5 - Contingencies
- - -----------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in excess of $350,000. At this stage in the proceedings, neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All comparisons within the following discussions are to the previous year.

REVENUES

Revenues for the three months ended March 31, 1995, increased 4% ($111,000) primarily because the first quarter of 1994 reflected the lowest volumes of therapeutic hemapheresis procedures and sales of platelets for the year. The net increase was the result of increases in all of the Company's businesses except sales of allogeneic blood products, which decreased 10% ($70,000).

Blood Services (therapeutic hemapheresis-TH) revenue increased
3% ($26,000) for the three months ended March 31, 1995, primarily as a result of a 12% increase in procedures performed. The revenue per unit decreased 8%, however, because of a change in mix of the diagnoses for which the procedure was used for the
quarters being compared.   The choice of TH rather than an
alternative treatment for a particular diagnosis often depends on general acceptance by the medical community. The fact that particular diseases are being treated with TH over a short term basis such as a quarter or even from one year to the next is not necessarily significant to the business. However, because of the large market share of TH business in southern California enjoyed by HemaCare, management expects that unless there are additional medical applications approved for TH or other significant changes in market factors, future TH revenues will remain flat or decline.

Blood Products (plateletpheresis and allogeneic) revenue increased 3% ($45,000) for the first quarter of 1995. Sales of plateletpheresis products, which are manufactured by the Company, increased 12% ($116,000) as a result of a 9% increase in units sold and a 2% overall increase in price per unit. Revenues from sales of allogeneic products, which are distributed by the Company, decreased 10% ($70,000), reflecting both a 13% decrease in units sold and an offsetting 4% increase in the price per unit. Allogeneic sales for the first quarter of 1994 were unusually high, averaging 8% more than the remaining three quarters. Management believes that sales of platelet products will be flat in the southern California market, and although it expects demand to increase, sales of allogeneic products may also be flat because the Company may not be able to obtain products for its customers at an attractive price due to the overall blood shortage in the U.S.

Revenues from the Company's specialty plasma operation increased because of several spot sales of product. (See "Gross Profit and Expenses" for a discussion of the Company's plans for this operation).

GROSS PROFIT AND EXPENSES

Gross profit as a percentage of sales increased from 23% in 1994, to 26% in 1995 primarily because of the decrease in losses from the Company's specialty plasma business resulting from the closing of two centers, Torrance and West Hollywood, and scaling back operations at its two remaining centers, San Diego and San Francisco.

In May 1995, the Company began operating its Georgia TH business on a shared basis with an unaffiliated blood services company in a similar, but non-competing business. Management believes that the Georgia business can operate at least at break-even under this arrangement.

General and administrative expenses were 12% ($67,000) lower for the first quarter of 1995. The decrease in expense reflects management's continuing control over corporate spending, including staffing reductions, and is expected to continue for the remainder of the year.

The Company incurred research and development expenses of $284,000 for the first quarter of 1995 compared to $783,000 for the first quarter of 1994. In order to conserve cash and because of a lack of funding necessary to continue development of Immupath, beginning in the third quarter of 1994 and continuing into 1995, certain non-essential activities were eliminated or decreased, including reducing staff, closing donor centers and curtailing activities of the plasma processing facility. In January 1995, the Company decided to focus its efforts on the intended commercial form of Immupath, a multi-step fractionated intravenous immunoglobulin (IVIG) preparation consisting of the same neutralizing antibodies as the first generation whole plasma product. The next step for the development of the IVIG version of Immupath is to conduct preclinical animal toxicology, viral inactivation and product characterization testing. Assuming satisfactory results of these tests, the next step would be to file an IND for Phase I testing of the product in a small scale clinical trial. At this time, the Company is unable to proceed with the preclinical and Phase I testing because of a lack of funds to continue the project. (See "Liquidity and Capital Resources" below). The Company's current activities related to Immupath consist of maintaining the unfinished plasma processing facility, retaining the donated anti-HIV plasma (of which the Company believes it has sufficient supply to conduct future clinical trials) and continuing to treat the remaining patients from the Phase I/II clinical trial and following their progress on a monthly basis. Also, in January 1995, the Company notified Medicorp, the company with which it has a license agreement for the U.S. patent for Immupath, that it would no longer be able to make its monthly $25,000 royalty prepayments because of a lack of funds. The Company and Medicorp are currently negotiating the terms of a deferral or abeyance of the prepayments. Also, in March 1995, Medicorp informed the Company that the patent holder for Immupath has served Medicorp with a claim that Medicorp is in violation of its license agreement with the patent holder. The Company believes that an agreement it has with the patent holder whereby the Company's license rights remain in effect in the event that the license between the patent holder and Medicorp is terminated for any reason will preserve the Company's rights under the U.S. patent.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash and short-term investments of $1,211,000. In April 1994, the Company completed a private placement of 250,000 units, consisting of 250,000 shares of common stock and 750,000 warrants for net proceeds of approximately $900,000. The warrants consisted of three groups of 250,000 each, the first of which was exercised in full on September 29, 1994 for net proceeds of approximately $500,000. The second group of 250,000 warrants was fully exercised in the first quarter of 1995 and yielded net proceeds of approximately $350,000. In connection with this exercise, a fourth group of 250,000 warrants was granted to the purchaser in 1995. The third group of 250,000 warrants are exercisable from July 1, 1995 (subject to acceleration if certain conditions are satisfied) and expire April 15, 1996. The fourth group of 250,000 warrants, which will be exercisable only if the third group has been exercised in full, expire December 31, 1998. If the warrants are exercised, the resulting proceeds will provide the Company with additional funding. The Company's $700,000 line of credit with its commercial bank is in effect until April 30, 1996, with a provision that the Company maintain cash and/or short-term security balances of at least $400,000 (excluding borrowings) at all times, which it has done. At March 31, 1995, $200,000 was outstanding on the line of credit.

At March 31, 1995, the Company had working capital of approximately $1,795,000. The Company's core blood products and services businesses are profitable and cash flow positive. In addition, the Company has taken the steps described above to reduce expenses related to the Immupath research project to the current level of approximately $70,000 per month and to seek to operate the Georgia TH operation and the specialty plasma operation at least on a break even basis. The Company anticipates that positive cash flow from its operations, its cash and investments on hand and its ability to terminate completely the Immupath project, if necessary, will be sufficient to meet its working capital requirements for the next 12 months.

Management believes that growth of the Company's blood products and services businesses in southern California is constrained because of its already high market share, the state of the local economy and the continuing downward pressure on health care utilization. The Company believes that the current healthcare environment in the U.S., which is focused to a great extent on more efficient delivery systems largely through consolidation of providers, presents a timely opportunity for a national expansion of its core blood products and services businesses together with the addition of other blood related businesses. However, the Company lacks sufficient capital to finance other expansions into new businesses or new locations at this time. The Company, together with its financial advisor, is currently discussing various business arrangements with potential corporate partners and other sources of capital in order to fund its proposed expansion. There can be no assurance that the Company will be able to obtain the funds necessary to finance the proposed expansion.

In addition, the Company is continuing to seek funding to conduct the preclinical testing and proposed Phase I trials of IVIG Immupath and is currently in discussions with several potential sources of capital. The total amount of funding required is dependent upon the results of the various steps in the clinical trials processes, the scope of the studies and the capital requirements for its plasma processing facility. The Company may enter into a corporate partnership, sell equity securities or enter into other financing or corporate transactions in order to obtain the necessary capital. There can be no assurance, however, that any financing or corporate transaction will occur or that the Company will obtain sufficient funds to continue the research and development of Immupath or complete its plasma processing facility. If necessary, because of lack of funding, the Company may have to abandon the Immupath research project.

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          See disclosure in Form 10-K for the year ended December 31, 1994.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               4.1 Amendment to Warrant Agreement between the Registrant and Torrey Pines Securities dated April 3, 1995.

               10.1 Revolving Credit Agreement between the Registrant and Bank
                    Leumi Le-Israel, B.M. dated April 30, 1995 and related security agreements.

               27   Financial data schedule for the quarter ending March
                    31, 1995.

          b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date   May 9, 1995                            HEMACARE CORPORATION
    ----------------------               -------------------------------
                                                     (Registrant)


                                               \s\ Devra G. Shapiro
                                         --------------------------------
                                         Devra G. Shapiro, Vice President,
                                         Finance and Chief Financial Officer

                             INDEX TO EXHIBITS

EXHIBIT                                                                      METHOD OF FILING
- - -------                                                               -----------------------------

4.1      Amendment to Warrant Agreement between the Registrant
         and Torrey Pines Securities, Inc., dated April
         3, 1995...................................................   Filed herewith electronically

10.1     Revolving Credit Agreement between the Registrant and
         Bank Leumi Le-Israel, B.M. dated April 30, 1995...........   Filed herewith electronically

27       Financial Data Schedule for the quarter ending March
         31, 1995..................................................   Filed herewith electronically
