Form 10-Q
period 1995-06-30
HEMACARE CORP /CA/
filed 1995-08-09
CIK 801748

=============================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

As of August 8, 1995, 5,886,785 shares of Common Stock of the Registrant were issued and outstanding.

==============================================================================

                                 INDEX

                         HEMACARE CORPORATION


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets--June 30, 1995 and December 31, 1994

          Consolidated statements of operations--Three and six months ended June 30, 1995 and 1994

          Consolidated statements of cash flows--Six months ended June 30, 1995 and 1994

          Notes to consolidated financial statements--June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Financial Statements
-------  --------------------

                            HEMACARE CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                 June 30,          December 31,
                                                   1995                1994
                                                (Unaudited)
                                                -----------        ------------
ASSETS

Current Assets
   Cash and cash equivalents..................  $ 1,348,394        $   786,334
   Short-term investments.....................         --              295,434
   Accounts receivable, net of allowance for
    doubtful accounts -$166,619 (1995) and
    $141,243 (1994)...........................    1,139,960          1,606,566
   Product inventories........................      136,842            117,683
   Supplies...................................      404,537            324,047
   Prepaid expenses...........................      211,593            109,972
   Note receivable from officer...............      104,049             90,470
                                                ------------       ------------
        Total current assets..................    3,345,375          3,330,506

Plant and equipment, net of accumulated
 depreciation and amortization of
 $2,116,747 (1995) and $1,895,863 (1994)......    1,423,367          1,463,261
Licenses......................................    1,359,800          1,394,337
Other assets..................................      127,284            100,805
                                                ------------       ------------
                                                $ 6,255,826        $ 6,288,909
                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable...........................  $   606,991        $   967,545
   Accrued payroll and payroll taxes..........      257,923            324,408
   Other accrued expenses.....................      235,677            267,062
   Current obligations under capital leases...      154,566            221,555
   Line of credit payable to bank.............      200,000            200,000
                                                ------------       ------------
     Total current liabilities................    1,455,157          1,980,570

Obligations under capital leases, net
 of current portion...........................      450,009            286,998
Other accrued employee benefits...............       78,187            121,406
                                                ------------       ------------
     Total liabilities........................    1,983,353          2,388,974

Shareholders' Equity
   Common stock, without par value -
    20,000,000 shares authorized,
    5,736,785 and 5,366,381 issued
    and outstanding at June 30, 1995 and
    December 31, 1994, respectively...........   11,876,285         11,316,671
   Accumulated deficit........................   (7,603,812)        (7,416,736)
                                                ------------       ------------
     Total shareholders' equity...............    4,272,473          3,899,935
                                                ------------       ------------
                                                $ 6,255,826        $ 6,288,909
                                                ============       ============
(/TABLE>

                      See Notes to Consolidated Financial Statements

                             HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                Unaudited


                                          Three months ended June 30,     Six months ended June 30,
                                              1995         1994             1995          1994
                                          -------------  -------------  -------------  ------------
Revenues
   Blood services....................    $    821,270    $ 1,024,453    $ 1,746,610    $ 1,923,345
   Blood products....................       1,676,930      1,733,247      3,421,190      3,432,547
   Specialty plasma..................          51,639        114,875        138,790        162,866
                                         -------------   ------------   ------------   ------------
     Total revenues..................       2,549,839      2,872,575      5,306,590      5,518,758

Cost of sales and services...........       1,994,222      2,123,551      4,031,735      4,165,286
                                         -------------   ------------   ------------   ------------
     Gross profit....................         555,617        749,024      1,274,855      1,353,472

General and administrative expense...         471,568        595,533        961,480      1,152,648
Research and development expense.....         214,430        670,415        498,062      1,403,170

Interest (income) expense
   Interest income...................         (11,427)       (10,899)       (25,949)       (21,908)
   Interest expense..................          19,992          9,970         28,338         21,671
                                         -------------   ------------   ------------   ------------
     Net loss........................    $   (138,946)   $  (515,995)   $  (187,076)   $(1,202,109)
                                         =============   ============   ============   ============
Per share amounts:
     Net loss........................    $      (0.03)   $     (0.10)   $     (0.03)   $     (0.25)
                                         =============   ============   ============   ============
  Weighted average common shares
   outstanding.......................       5,634,480      4,994,513      5,512,930      4,893,478
                                         =============   ============   ============   ============

                       See Notes to Consolidated Financial Statements

                                      HEMACARE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Unaudited


                                                              Six months ended June 30,
                                                               1995            1994
                                                            ------------   -------------
Cash flows from operating activities:
  Net loss...............................................   $  (187,076)   $ (1,202,109)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization of plant
        and equipment....................................       223,273        234,361
       Amortization of intangible assets.................        34,897         32,090
       Provision for losses on accounts receivable.......        30,006         31,665
       Issuance of common stock for employee 401(K)......        54,668         46,604

  Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable........       436,600       (224,455)
       Increase in inventories, supplies and
        prepaid expenses.................................      (201,270)      (190,686)
       Increase in other assets, net.....................        (1,829)      (299,724)
       Decrease in accounts payable and accrued expenses.      (458,424)       (35,775)
       Decrease in other accrued employee................       (43,219)       (10,529)
                                                            ------------   ------------
   Net cash used in operating activities.................      (112,374)    (1,618,558)
                                                            ------------   ------------
Cash flows from investing activities:
  Advance to officer.....................................       (13,579)            --
  Decrease in short-term investments.....................       295,434        496,802
  Purchase of plant and equipment, net...................       (41,064)      (123,048)
                                                            ------------   ------------
   Net cash provided by investing activities.............       240,791        373,754
                                                            ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock.................       504,946      1,010,525
  Principal payments on line of credit and capital
   leases................................................       (71,303)      (128,148)
                                                            ------------   ------------
  Net cash provided by financing activities..............       433,643        882,377
                                                            ------------   ------------

  Increase (decrease) in cash and cash equivalents.......       562,060       (362,427)
  Cash and cash equivalents at beginning of period.......       786,334      1,149,917
                                                            ------------   ------------
  Cash and cash equivalents at end of period.............   $ 1,348,394    $   787,490
                                                            ============   ============
Items not impacting cash flows:
  Increase in capital lease obligations..................   $   167,325    $        --
                                                            ============   ============

                   See Notes to Consolidated Financial Statements

HEMACARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In 1994, HemaCare, through its wholly owned subsidiary, HemaBiologics, Inc. ("HBI"), incurred significant losses as a result of the expenditures related to ImmupathTM, an experimental treatment for HIV/AIDS. HemaCare financed the costs associated with the Immupath project from existing cash reserves, operating cash flow and proceeds from sales of common stock and the exercise of stock purchase warrants. Beginning in August 1994, the Company suspended most of the Immupath development activities and implemented cost reductions which included closing two donor centers, curtailing staffing and donor recruiting activities at the remaining locations and suspending the construction of its plasma processing facility. The Company is seeking an investor to finance continued development of Immupath, however, there can be no assurance that such financing will be obtained. If sufficient funding to continue development is not obtained, the Company may abandon the Immupath research project.

Note 2 - License Agreement
---------------------------

The Company has a license agreement for the U.S. patent for Immupath. Under the terms of the license agreement, the Company began making advance royalty payments in January 1994. In January 1995, the Company notified Medicorp, Inc., the company with which it has the license agreement, that it would no longer be able to make its monthly $25,000 royalty prepayments. The Company and Medicorp are currently negotiating the terms of a deferral or abeyance of the prepayments. In March 1995, Medicorp informed the Company that the patent holder for Immupath has served Medicorp with a claim that Medicorp is in violation of its license agreement with the patent holder. The Company believes that an agreement it has with the patent holder, whereby the Company's license rights remain in effect in the event that the license between the patent holder and Medicorp is terminated for any reason, will preserve the Company's rights under the U.S. patent.

Note 3 - Line of Credit
-----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Borrowing on the line is limited to 70% of the Company's eligible accounts receivable under 90 days old, to a maximum of $700,000, with interest at the lender's prime rate plus one-half of a percentage point. The line of credit terms are in effect through April 1996, with the provision that the Company maintain $400,000 in cash and/or short-term securities at all times.

The Company was in compliance with all covenants of its borrowing agreement at June 30, 1995. As of June 30, 1995, $200,000 was outstanding under the line of credit. This amount was repaid in July 1995.

Note 4 - Sale of Equity Securities
----------------------------------

In April 1994, HemaCare sold 250,000 units of common stock and common stock purchase warrants (at $4.00 per unit) in an offshore transaction from which it received net proceeds of approximately $900,000. Each unit consisted of one share of the Company's common stock and three warrants to purchase additional shares. The first group of warrants was exercised in September 1994 and yielded net proceeds of approximately $500,000. The second group of warrants was exercised in February 1995 yielding net proceeds of approximately $350,000. In connection with this exercise, a fourth group of 250,000 warrants was granted to the purchaser in February 1995. The third group of 250,000 warrants was exercised in June and July 1995, yielding net proceeds of approximately $390,000. The warrants granted in February 1995 are exercisable at a price of $3.50 per share and expire in December 1998. In connection with the offshore transaction and the subsequent exercise of related warrants, the Company granted to the finder warrants to purchase 50,000 shares of the Company's common stock. The exercise prices of the warrants range from $1.45 to $4.00, and the warrants expire five years from the issue date. In addition, the Company agreed to issue to the finder up to 12,500 additional warrants at $3.50 per share. The number of additional warrants to be granted is dependent upon the number of warrants to be exercised in related offshore transactions.

Note 5 - Contingencies
----------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in excess of $350,000. Neither management nor counsel are currently in a position to evaluate the probable merits of the claim asserted by this former employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONIDITION AND RESULTS OF OPERATIONS

Comparison of the Quarter and Six Months ended June 30, 1995 and 1994
----------------------------------------------------------------------

All comparisons within the following discussions are to the same period of the previous year.

Revenues and Gross Profit
-------------------------

Revenues for the three months ended June 30, 1995, decreased 11% ($323,000), and revenues for the six months decreased 4% ($212,000).

For the three months ended June 30, 1995, blood services revenues decreased 20% ($203,000). The number of therapeutic procedures performed in the 1995 quarter declined by 15% in Los Angeles and by 71% in northern Georgia, both as the result of lower demand for therapeutic services. Blood product revenues were 3% ($56,000) lower for the second quarter of 1995. Decreased unit sales of platelets (9%) and allogeneic products (3%) were partially offset by price increases for both products. Revenues from the specialty plasma business decreased $63,000 during the three months ended June 30, 1995, as a result of a spot sale of an inventoried product in 1994 and the timing of other sales.

For the six months ended June 30, 1995, blood services revenues decreased 9% ($177,000), primarily as a result of decreases in the number of procedures performed in the second quarter, and blood products revenues remained flat. Revenues from the sales of specialty plasma decreased $24,000 during the six months ended June 30, 1995.

Gross profit as a percentage of sales decreased from 26% to 22% for the three-month period and remained at 24% for the six-month period. The lower gross profit percentage for the three-month period is due to (1) increased costs for materials used in providing therapeutic services and processing platelet donors, (2) higher fixed costs per procedure and donation as a result of a lower volume of procedures and (3) a lower ratio of products per platelet donation during the quarter.

Losses incurred on the Company's specialty plasma business have decreased for the three- and six-month periods of 1995, due to a decision to close two centers and reduce operations at remaining centers.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased 21% ($124,000) for the three months ended June 30, 1995 and 17% ($191,000) for the six months ended June 30, 1995, primarily as the result of management controls over corporate spending instituted in late 1994.

Research and Development Expenses
---------------------------------

The Company incurred research and development expenses of $214,000 for the second quarter of 1995 compared to $670,000 for the second quarter of 1994 and $498,000 for the six months ended June 30, 1995 compared to $1,403,000 for the six months ended June 30, 1994. The decrease in these expenses is due to curtailment of research activities related to ImmupathTM, an experimental treatment of HIV/AIDS.

In late 1994, the Company determined that ongoing Immupath research and development activities could no longer be funded internally. Discussions with potential financing sources were initiated, with the goal of securing an investor to fund preclinical and human clinical testing. Although discussions with several interested parties continue, at this time testing cannot proceed because of a lack of funds. (See "Liquidity and Capital Resources" below).

Until additional funding has been obtained, Immupath research and development activities have been reduced to a minimum level. Non-essential activities have been decreased or eliminated, including staff reductions, closing of donor centers and limiting plasma processing operations. The Company's current activities related to Immupath consist of maintaining the unfinished plasma processing facility, retaining the donated anti-HIV plasma (which the Company believes would be sufficient to conduct future clinical trials) and continuing to treat the remaining patients from the Phase I/II clinical trial and follow their progress on a monthly basis.

In January 1995, the Company notified Medicorp, the company with which it has a license agreement under the U.S. patent for Immupath, that it would no longer be able to make its monthly $25,000 royalty prepayments because of a lack of funds. The Company and Medicorp are currently negotiating the terms of a deferral or abeyance of the prepayments. In March 1995, Medicorp informed the Company that the patent holder for Immupath has served Medicorp with a claim that Medicorp is in violation of its license agreement with the patent holder. The Company believes that an agreement it has with the patent holder, whereby the Company's license rights remain in effect in the event that the license between the patent holder and Medicorp is terminated for any reason, will preserve the Company's rights under the U.S. patent.

Liquidity and Capital Resources
-------------------------------

At June 30, 1995, the Company had cash and cash equivalents of $1,348,000.
In April 1994, the Company completed a private placement of 250,000 units, consisting of 250,000 shares of common stock and 750,000 warrants for net proceeds of approximately $900,000. The warrants consisted of three groups of 250,000 each, exercisable sequentially. The first group of warrants was exercised in September of 1994 with net proceeds of $500,000. The second group of warrants was exercised in February of 1995, yielding net proceeds of approximately $350,000, and the third group of warrants was exercised in June and July of 1995 yielding net proceeds of approximately $390,000. In connection with the exercise of the second group of warrants, a fourth group of 250,000 warrants was granted. The fourth group of warrants expire December 31, 1998.

The Company's $700,000 line of credit with its commercial bank is in effect until April 30, 1996, with a provision that the Company maintain cash and/or short-term security balances of at least $400,000 (excluding borrowings) at all times. The Company was in compliance with this and other covenants of its borrowing agreement at June 30, 1995. At June 30, 1995, $200,000 was outstanding on the line of credit. This amount was repaid in July 1995.

The Company's core blood products and services business is profitable and cash flow positive. On August 1, 1995, the Company announced the completion of agreements to establish a full-service blood center (the "Blood Center") at the University of Southern California (USC) Health Services Campus. Initially, this center will serve the USC/Norris Comprehensive Cancer Center and Hospital and the USC University Hospital. The Blood Center, which is expected to open in November 1995, will be located in space leased from USC and will be staffed and operated by HemaCare.

The health care environment in the U.S. today is focused on providing more cost-effective and efficient delivery of services. Management believes that this environment provides opportunities for national expansion of the Company's core blood products and services business via the establishment of full-service blood centers located at or nearby major medical facilities, together with the acquisition of other blood-related businesses. The Company's first blood center will be located at the USC Health Services Campus. The Company, together with its financial advisor, is currently discussing various business arrangements with potential corporate partners and other sources of capital in order to fund a national expansion. There can be no assurance that the Company will be able to obtain the funds necessary to finance the proposed expansion.

The Company continues to seek investment funding for the preclinical testing and proposed human clinical trials of IVIG Immupath and is currently in discussions with several potential sources of capital. There can be no assurance, however, that an investment commitment will be obtained or that any commitment obtained will be sufficient to complete the development of Immupath. If investment funding cannot be obtained, the Company may abandon development of Immupath.

The Company has taken the steps described under the caption "General and Administrative Expenses" and "Research and Development Expenses" to reduce expenses. In addition, the Company has reduced the operating expenses of the Georgia operation and the specialty plasma businesses with the objective of achieving at least breakeven operating results.

At June 30, 1995, the Company had working capital of approximately $1,890,000. With the above described demands on working capital, the Company anticipates that positive cash flow from its operations, its cash and investments on hand and its line of credit will be sufficient to meet its working capital requirements for the next 12 months.


                      PART II.        OTHER INFORMATION

Item 1.     Legal Proceedings
-------     -----------------

            See disclosure in Form 10-K for the year ended December 31, 1994.

Item 2.     Submission of Matters to a Vote of Security Holders
-------     ----------------------------------------------------

            a. The Company's Annual Meeting of Shareholders (the "Meeting") was held on June 2, 1995.

            c. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Shareholders held June 2, 1995.

                                                                Abstentions/
                                     Against/                    Broker Non-
       Matters Put to Vote             For         Withheld          Votes
       -------------------           --------      ---------    ------------
       Election of Six Directors

       Thomas M. Asher               4,617,161     86,450       --
       Hal I. Lieberman              4,615,861     87,750       --
       Joshua Levy                   4,617,161     86,450       --
       Glenn W. Bartlett             4,617,261     86,350       --
       Alfred G. Scheid              4,616,961     86,650       --
       Willis L Warner               4,616,261     87,350       --

Item 5.     Other Information
-------     -----------------

            On June 12, 1995, the Company announced the appointment of Jon B. Victor to the Board of Directors. Mr. Victor's appointment fills the vacancy on the Board and establishes a majority of outside directors.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          a.     Exhibits

                 27   Financial Data Schedule for the quarter ending June
                      30, 1995.

          b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 9, 1995                       HEMACARE CORPORATION
       -----------------                        (Registrant)

                                            \s\  Sharon C. Kaiser
                                           ---------------------------
                                           Sharon C. Kaiser, Chief
                                           Financial Officer

                              INDEX TO EXHIBITS



                                                                              Method of Filing
                                                                              ----------------
27    Financial Data Schedule for the quarter ending June 30, 1995........    Filed herewith electronically
