Form 10-Q
period 1995-09-30
HEMACARE CORP /CA/
filed 1995-11-13
CIK 801748

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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

As of November 8, 1995, 5,904,785 shares of Common Stock of the Registrant were issued and outstanding.

============================================================================

                                    INDEX

                            HEMACARE CORPORATION


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets--September 30, 1995 and December 31,
          1994

          Consolidated statements of operations--Three and nine months ended September 30, 1995 and 1994

          Consolidated statements of cash flows--Nine months ended September 30, 1995 and 1994

          Notes to consolidated financial statements--September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

Item 1.  Financial Statements
-------  --------------------

                      HEMACARE CORPORATION
                  CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                      1995            1994
                                                   (Unaudited)
                                                   -------------   ------------
ASSETS
 Current Assets
   Cash and cash equivalents....................   $ 1,394,561     $   786,334
   Short-term investments.......................            --         295,434
   Accounts receivable, net of allowance for
     doubtful accounts - $119,178 (1995) and
     $141,243 (1994)............................     1,250,155       1,606,566
   Product inventories..........................       141,319         117,683
   Supplies.....................................       314,220         324,047
   Prepaid expenses.............................       158,062         109,972
                                                   ------------    ------------
        Total current assets....................     3,258,317       3,240,036

 Plant and equipment, net of accumulated
   depreciation and amortization of
   $2,199,616 (1995) and $1,895,863 (1994)......     1,382,131       1,463,261
 Licenses.......................................     1,342,532       1,394,337
 Note receivable from officer...................       106,494          90,470
 Other assets...................................       206,133         100,805
                                                   ------------    ------------
                                                   $ 6,295,607     $ 6,288,909
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable.............................   $   608,235     $   967,545
   Accrued payroll and payroll taxes............       193,732         324,408
   Other accrued expenses.......................       236,423         267,062
   Current obligations under capital lease......       152,828         221,555
   Line of credit payable to bank...............            --         200,000
                                                   ------------    ------------
         Total current liabilities..............     1,191,218       1,980,570

 Obligations under capital leases, net
   of current portion...........................       423,632         286,998
 Other accrued employee benefits................       108,504         121,406
                                                   ------------    ------------
         Total liabilities......................     1,723,354       2,388,974

 Shareholders' Equity
   Common stock, without par value -
     20,000,000 shares authorized,
     5,904,035 and 5,366,381 issued
     and outstanding at September 30, 1995
     and December 31, 1994, respectively........    12,151,153      11,316,671
   Accumulated deficit..........................    (7,578,900)     (7,416,736)
                                                   ------------    ------------
         Total shareholders' equity.............     4,572,253       3,899,935
                                                   ------------    ------------
                                                   $ 6,295,607     $ 6,288,909
                                                   ============    ============

                    See Notes to Consolidated Financial Statements

                               HEMACARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                               Three months ended September 30,   Nine months ended September 30,
                                                   1995              1994              1995             1994
                                               -------------     -------------    -------------     -------------
Revenues
   Blood services.........................     $   925,615        $   967,850       $ 2,672,225     $ 2,891,195
   Blood products.........................       1,787,105          1,745,463         5,208,295       5,178,010
   Specialty plasma.......................          31,834             57,031           170,624         219,897
                                               ------------       ------------      ------------    ------------
       Total revenues.....................       2,744,554          2,770,344         8,051,144       8,289,102
                                               ------------       ------------      ------------    ------------
Cost of sales and services
   Blood service..........................         617,240            671,195         1,896,922       1,919,672
   Blood products.........................       1,337,347          1,256,948         3,945,784       3,811,281
   Specialty plasma.......................          64,370            150,149           207,986         512,625
                                               -----------        ------------      ------------    ------------
       Total costs of sales and services..       2,018,957          2,078,292         6,050,692       6,243,578
                                               ------------       ------------      ------------    ------------
       Gross profit.......................         725,597            692,052         2,000,452       2,045,524

 General and administrative expense.......         499,241            551,796         1,460,721       1,704,444
 Research and development expense.........         198,113            570,958           696,175       1,974,128

 Interest (income) expense
   Interest income........................          (9,102)            (8,907)          (35,051)        (30,815)
   Interest expense.......................          12,433             13,672            40,771          35,343
                                               ------------       ------------      ------------    ------------
       Net income (loss)..................     $    24,912        $  (435,467)      $  (162,164)    $(1,637,576)
                                               ============       ============      ============    ============

 Per share amounts:
   Net income (loss)......................     $        --        $     (0.09)      $     (0.03)    $     (0.33)
                                               ============       ============      ============    ============
   Weighted average common shares
     outstanding                                 6,020,684          5,091,215         5,622,215       4,959,390
                                               ============       ============      ============    ============

                                See Notes to Consolidated Financial Statements

                                         HEMACARE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Unaudited

                                                            Nine months ended September 30,
                                                                 1995              1994
                                                            ---------------   -------------
Cash flows from operating activities:
  Net loss............................................      $  (162,164)      $(1,637,576)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization of plant and
         equipment....................................          336,571           357,483
        Amortization of discounts on short-term
         investments..................................           (4,566)           (3,198)
        Amortization of intangible assets.............           52,345            47,925
        Provision for losses on accounts receivable...              819            46,943
        Issuance of common stock for employee 401(K)
          plan........................................           54,668            46,604

  Changes in operating assets and liabilities:
       Decrease in accounts receivable................          355,592            63,453
       Increase in inventories, supplies and prepaid
        expenses......................................          (61,899)         (176,846)
       Increase in other assets, net..................          (80,858)         (393,992)
       Decrease in accounts payable and accrued
        expenses......................................         (520,625)         (231,246)
       Decrease  in other accrued employee benefits...          (12,902)               --
                                                            ------------      ------------
   Net cash used in operating activities..............          (43,019)       (1,880,450)

Cash flows from investing activities:
  Advance to officer..................................          (16,024)               --
  Decrease in short-term investments..................          300,000           500,000
  Purchase of plant and equipment, net................         (113,125)         (130,609)
                                                            ------------      ------------
   Net cash provided by investing activities..........          170,851           369,391
                                                            ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock..............          779,814         1,578,547
  Proceeds from short-term debt.......................               --           200,000
  Principal payments on line of credit and capital
   leases.............................................         (299,419)         (269,974)
                                                            ------------      ------------
   Net cash provided by financing activities..........          480,395         1,508,573
                                                            ------------      ------------

   Increase (decrease) in cash and cash equivalents...          608,227            (2,486)
   Cash and cash equivalents at beginning of period...          786,334         1,149,917
                                                            ------------      ------------
   Cash and cash equivalents at end of period.........      $ 1,394,561       $ 1,147,431
                                                            ============      ============
Items not impacting cash flows:
  Increase in capital lease obligations...............      $   167,325       $   107,623
                                                            ============      ============

                        See Notes to Consolidated Financial Statements

HEMACARE CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In 1994, HemaCare, through its wholly owned subsidiary, HemaBiologics, Inc. ("HBI"), incurred significant losses as a result of the expenditures related to ImmupathTM, an experimental treatment for HIV/AIDS. HemaCare financed the costs associated with the Immupath project from existing cash reserves, operating cash flow and proceeds from sales of common stock and the exercise of stock purchase warrants. In late 1994, the Company determined that ongoing Immupath research and development activities would no longer be funded internally. At that time, a search for alternative financing was initiated, with the goal of securing sufficient funding to commence preclinical and Phase I testing of the second-generation Immupath product. Pending additional financing for Immupath, development activity has been suspended and other related activity has been reduced to a minimum, including staff reductions, closing of donor centers and limiting plasma processing operations. The Company's current Immupath related activities consist of maintaining the unfinished plasma processing facility, retaining the donated anti-HIV plasma (of which the Company believes it has sufficient supply for future clinical trials) and continuing to treat the remaining patients from the first-generation Immupath Phase I/II clinical trial and follow their progress on a monthly basis.

Although a number of potential financing sources have been investigated and discussions with interested parties continue, there can be no assurance that additional financing for the Immupath project will be obtained or that, if financing is obtained, it will be sufficient to complete the development of Immupath. If a commitment for Immupath financing sufficient to complete preclinical and Phase I testing is not obtained, it is likely that the Company will discontinue the Immupath project. Such a discontinuance could occur as early as the fourth quarter of 1995. In this event, the Company would seek to maximize the value of its assets related to this project, the net book value of which at September 30, 1995, was approximately $2,100,000, including approximately $985,000 (net of accumulated depreciation) attributable to the Medicorp license rights (See Note 2). However, it is unlikely that the Company would be able to realize the net book value of these assets and anticipates that the write off of a substantial portion of this value would result. In addition to this write-off, the Company would incur various expenses in connection with discontinuing the Immupath project. The amount of asset value which would not be realizable and the amount of expenses which would be incurred in connection with the discontinuance are not yet determinable.

Note 2 - License Agreement
--------------------------

In February 1993, HemaCare entered into an expanded license agreement (the "Agreement") with Medicorp Inc. ("Medicorp") for rights under U.S. patent

#4,863,730 to the technology which applies the principle of passive hyperimmune therapy to treat HIV/AIDS. The Agreement superseded an earlier agreement for similar rights limited to the State of California. In accordance with the Agreement, HemaCare paid Medicorp $250,000 and granted warrants to purchase up to 400,000 shares of HemaCare s Common Stock at an exercise price of $5.50 per share, exercisable until February 17, 2003. The Agreement provided for monthly payments of $25,000 which began January 1, 1994 to be credited against future royalty payments.

In January 1995, the Company notified Medicorp, Inc. that HemaCare would no longer be able to make monthly $25,000 advance royalty payments to Medicorp, as required by the license agreement, due to the lack of funds available for the Immupath project. In March 1995, Medicorp informed the Company that the holder of the patent for Immupath had asserted a claim that Medicorp was in breach under its license agreement with the patent holder and that Medicorp's license rights had terminated as a result of such breach. In connection with the execution in February 1993 of the Company's license agreement with Medicorp, a commitment letter from the patent holder was delivered to the Company providing that the Company's license rights would remain in effect in the event of the termination for any reason of the license between the patent holder and Medicorp, so long as the Company is not in material breach of its license agreement with Medicorp. However, in October 1995, the patent holder informed the Company that it considered the commitment letter to be void due to misrepresentations made by Medicorp to the patent holder in connection with the issuance of the commitment letter.

The Company and Medicorp have negotiated the principal terms of amendments to the Immupath license agreement and warrants previously issued by the Company to Medicorp that would provide for an abeyance of royalty prepayments. However, other terms of the proposed amendments, including those dealing with the status of Medicorp's license rights to the Immupath patent and contingencies related to the Company's efforts to obtain additional financing for the Immupath project, remain outstanding. Although the Company believes that a satisfactory resolution of the pending claims and open issues involving the Company, Medicorp and the patent holder is feasible, there can be no assurance that such a settlement can be reached in a timely fashion. In the event of a failure to reach such a settlement or discontinuance by the Company of the Immupath project for other reasons, the Immupath license would have no future value. The Medicorp license is valued at cost ($1,100,000) less accumulated amortization ($115,000) at September 30, 1995 and is included in the caption "Licenses" in the accompanying balance sheet.

Note 3 - Line of Credit
-----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Borrowing on the line is limited to 70% of the Company's eligible accounts receivable under 90 days old, to a maximum of $700,000, with interest at the lender's prime rate plus one-half of a percentage point. The line of credit terms are in effect through April 1996, with the provision that the Company
maintain $400,000 in cash and/or short-term securities at all times.   The
Company was in compliance with all covenants of its borrowing agreement at
June 30, 1995.   As of September 30, 1995, there was no outstanding balance under the line of credit.

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

Note 6 - Related Party Information
----------------------------------

In 1994 and 1995, the Company, through its wholly owned subsidiary, HBI, made a series of personal loans to Joshua Levy, an officer and director of the Company. At September 30, 1995, no payments had been made on the loans which, including accrued interest, totaled $106,494. These notes are due on demand and accrue interest at a rate equal to the prime rate of a commercial bank plus 0.5%. The Company is currently negotiating an agreement to provide for the repayment of the notes over a period expected to be in excess of 12 months, and accordingly, the loans have been reclassified from current assets in the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Comparison of the Quarter and Nine Months ended September 30, 1995 and 1994. All comparisons within the following discussions are to the same period of the previous year.

Revenues and Gross Profit
-------------------------

Revenues for the three-month and nine-month periods ended September 30, 1995, decreased 1% ($26,000) and 3% ($238,000), respectively.

Blood services revenues for the three-month and nine-month periods ended September 30, 1995 decreased 4% and 8%, respectively. The decreases resulted from 9% and 10% decreases, respectively, in the number of procedures performed during these periods. The decline in procedures was due to the effects of competitive and cost containment pressures on the demand for therapeutic services. Blood products revenues increased 2% ($42,000) in the third quarter of 1995 and were flat for the 1995 nine month period. The third quarter increase was due to higher platelet sales volumes (4%) and higher average prices for platelet and allogeneic products (2%), partially offset by lower sales volumes (14%) for allogeneic products. Revenues from the specialty plasma business decreased $25,000 in the three months and $49,000 during the nine months ended September 30, 1995, due to lower sales volume attributable to planned reductions in this business.

The Company's total gross profit, as a percentage of sales, increased to 26% for the three months ended September 30, 1995 from 25% for the corresponding period of 1994, and remained at 25% for the nine month period ended September 30, 1995.

Blood services gross profit, as a percentage of sales, increased to 33% from 31% for the three months and decreased to 29% from 34% for the nine months ended September 30, 1995. The increase in the third quarter 1995 gross profit margin was due to non-recurring costs incurred in the 1994 quarter associated with the introduction of a new therapeutic procedure during the quarter. The decrease for the nine month period was due primarily to the lower volume of apheresis procedures performed in 1995, resulting in higher fixed costs per procedure. Blood products gross profit, as a percentage of sales, decreased to 25% from 28% for the three months and to 24% from 26% for the nine months ended September 30, 1995. The lower 1995 blood products gross profit percentages resulted from lower product yields per apheresis donation and an increase in the use of imported apheresis products sold. Product yields are determined by the composition of the donor pool. When apheresis products produced from donations are not sufficient to meet demand, additional apheresis products are imported from third-party providers, typically at a higher cost.

Losses incurred on the Company's specialty plasma business decreased for the three and nine month periods of 1995, due to the decision to close two centers and reduce operations at remaining centers. These decreased losses favorably impacted total gross profit as a percentage of sales.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased 10% ($53,000) for the three months ended September 30, 1995 and 14% ($244,000) for the nine months ended September 30, 1995, primarily as the result of management controls over corporate spending instituted in late 1994.

Research and Development Expenses; Immupath Project
---------------------------------------------------

The Company incurred research and development expenses of $198,000 for the third quarter of 1995 compared to $571,000 for the third quarter of 1994 and $696,000 for the nine months ended September 30, 1995 compared to $1,974,000 for the nine months ended September 30, 1994. The decrease in these expenses is due to the suspension of non-essential activities related to ImmupathTM, an experimental treatment of HIV/AIDS.

In late 1994, the Company determined that ongoing Immupath research and development activities would no longer be funded internally. At that time, a search for alternative financing was initiated, with the goal of securing sufficient funding to commence preclinical and Phase I testing of the second-generation Immupath product. Pending additional financing for Immupath, development activity has been suspended and other related activity has been reduced to a minimum, including staff reductions, closing of donor centers and limiting plasma processing operations. The Company's current Immupath related activities consist of maintaining the unfinished plasma processing facility, retaining the donated anti-HIV plasma (of which the Company believes it has sufficient supply for future clinical trials) and continuing to treat the remaining patients from the first-generation Immupath Phase I/II clinical trial and follow their progress on a monthly basis.

Although a number of potential financing sources have been investigated and discussions with interested parties continue, there can be no assurance that additional financing for the Immupath project will be obtained or that, if financing is obtained, it will be sufficient to complete the development of Immupath. If a commitment for Immupath financing sufficient to complete preclinical and Phase I testing is not obtained, it is likely that the Company will discontinue the Immupath project. Such an action could occur as early as the fourth quarter of 1995 (See "Liquidity and Capital Resources" below).

In January 1995, the Company notified Medicorp, Inc., the company from which HemaCare has licensed the rights to the U.S. patent for Immupath, that HemaCare would no longer be able to make monthly $25,000 advance royalty payments to Medicorp, as required by the license agreement, due to the lack of funds available for the Immupath project. In March 1995, Medicorp informed the Company that the holder of the patent for Immupath had asserted a claim that Medicorp was in breach under its license agreement with the patent holder and that Medicorp's license rights had terminated as a result of such breach. In connection with the execution in February 1993 of the Company's license agreement with Medicorp, a commitment letter from the patent holder was delivered to the Company providing that the Company's license rights would remain in effect in the event of the termination for any reason of the license between the patent holder and Medicorp, so long as the Company is not in material breach of its license agreement with Medicorp. However, in October 1995, the patent holder informed the Company that it considered the commitment letter to be void due to misrepresentations made by Medicorp to the patent holder in connection with the issuance of the commitment letter.

The Company and Medicorp have negotiated the principal terms of amendments to the Immupath license agreement and warrants previously issued by the Company to Medicorp that would provide for an abeyance of royalty prepayments. However, other terms of the proposed amendments, including those dealing with the status of Medicorp's license rights to the Immupath patent and the contingencies related to the Company s efforts to obtain additional financing for the Immupath project, remain outstanding. Although the Company believes that a satisfactory resolution of the pending claims and open issues involving the Company, Medicorp and the patent holder is feasible, there can be no assurance that such a settlement can be reached in a timely fashion.
In the event of a failure to reach such a settlement or discontinuance by the Company of the Immupath project for other reasons, the Immupath license would have no future value. (See "Liquidity and Capital Resources" below.)

Liquidity and Capital Resources
-------------------------------

At September 30, 1995, the Company had cash and cash equivalents of $1,395,000. In April 1994, the Company completed a private placement of 250,000 units, consisting of 250,000 shares of common stock and 750,000 warrants for net proceeds of approximately $900,000. The warrants consisted of three groups of 250,000 each, exercisable sequentially. The first group of warrants was exercised in September 1994 and yielded net proceeds of approximately $500,000. The second group of warrants was exercised in February of 1995, yielding net proceeds of approximately $350,000, and the third group of warrants was exercised in June and July of 1995 yielding net proceeds of approximately $390,000. In connection with the exercise of the second group of warrants, a fourth group of 250,000 warrants was granted.
The fourth group of warrants expire December 31, 1998.

The Company's $700,000 line of credit with its commercial bank is in effect until April 30, 1996, with a provision that the Company maintain cash and/or short-term security balances of at least $400,000 (excluding borrowing) at all times. The Company was in compliance with this and other covenants of its borrowing agreement at September 30, 1995. At September 30, 1995, no amount was outstanding on the line of credit.

The net losses experienced by the Company since 1991 have been due to research and development expenses incurred in connection with the Immupath project. As described under the caption "Research and Development
Expenses; Immupath Project," the Company has suspended non-essential Immupath related activities. If financing to continue the Immupath project is not secured, the Company would seek to maximize the value of its assets related to this project, the net book value of which at September 30, 1995, was approximately $2,100,000, including approximately $985,000 (net of accumulated amortization) attributable to the Medicorp license rights. However, it is unlikely that the Company would be able to realize the net book value of these assets and anticipates that the write off of a substantial portion of this value would result. In addition to this write-off, the Company would incur various expenses in connection with discontinuing the Immupath project. The amount of asset value which would not be realizable and the amount of expenses which would be incurred in connection with discontinuing the Immupath project are not yet determinable.

The Company's core businesses are profitable and cash flow positive. The Company is focusing on expanding these core blood products and services business, including recently announced business expansions in Los Angeles, California and St. Louis, Missouri.

On August 1, 1995, the Company announced the completion of agreements to establish a full-service blood center (the "USC Blood Center") at the University of Southern California ("USC") Health Services Campus. Initially, the USC Blood Center will serve the USC/Norris Comprehensive Cancer Center and Hospital and the USC University Hospital (the "Hospitals"). Under the terms of the three-year agreements with Hospitals, the USC Blood Center will collect and process blood products which will first be made available to fill the needs of the Hospitals. The Hospitals have agreed that HemaCare will be their primary provider of blood products and therapeutic hemapheresis services. Based on the current and anticipated requirements of the Hospitals for blood products and services, the Company expects that stabilized revenues from sales to the Hospitals, only one of which currently is a significant customer, will increase by 50% from its current level by the second year of operations. Sales to the Hospitals account for approximately 15% of the Company's current blood products revenue. Although management believes its assumptions are reasonable, the success of the USC Blood Center will be dependent upon a number of factors and circumstances, many of which will be beyond the control of the Company, and no assurance can be given that the anticipated level of revenues will be achieved.

The USC Blood Center, which is expected to open in December 1995, will be located in space leased from USC and will be staffed and operated by HemaCare. Pathologists on the USC medical faculty will provide medical direction services for the USC Blood Center as consultants to the Company. The Company will pay for the costs of tenant improvements for the USC space, estimated at $110,000, of which up to $100,000 may be recouped through surcharges payable by the Hospitals. The Company believes that its current working capital and funds available under its line of credit are sufficient to pay for tenant improvements and USC Blood Center start up costs, including working capital requirements during initial operations.

In September 1995, the Company announced the formation of Gateway Community Blood Program, Inc. ("Gateway"), a wholly-owned subsidiary of HemaCare, which will provide a comprehensive blood program to hospitals and patients in the greater St. Louis area. Based on its knowledge of the demand for blood products and services in the bi-state area, the Company believes that the St. Louis market generates approximately $40 million per year in sales of blood product and services. Management believes that Gateway will be able to capture a sufficient portion of this market to make its operations profitable. However, the American Red Cross, which has significantly greater resources than the Company, currently dominates the St. Louis market.
The success of Gateway s operations will be dependent on a number of factors and circumstances, many of which will be outside the Company s control. Accordingly, there can be no assurance that profitable operations will be achieved.

The Company has entered into a five-year lease for 12,260 square feet of space in St. Louis and made commitments for the purchase of equipment and furnishings for Gateway s facilities. The Company believes that its current working capital, cash flow from operations and funds available under its line of credit are sufficient to meet these commitments and fund initial operating deficits. The Company also entered into a letter of intent with another blood products company in St. Louis, under which the other company will agree not to compete with Gateway in exchange for royalties based on Gateway's cumulative cash flow (defined generally as cumulative net income increased by charges for depreciation and amortization). The royalty rate will increase after the recoupment of HemaCare's initial capital investment in Gateway.
The letter of intent also provides for the payment of royalties on the same basis to certain persons who have agreed to become employees of Gateway. Royalties will be payable quarterly both in cash and not more than 500,000 shares of HemaCare Common Stock (subject to adjustment in certain circumstances) for a period ending not later than December 31, 2003.

The current healthcare environment in the U.S. is focused on providing more cost-effective, efficient delivery of services. Management believes that this environment provides opportunities for a national expansion of its core blood products and services businesses together with the addition of other blood related businesses. The Company's first two expansion projects are the USC Blood Center and the Gateway Community Blood Program. The Company, is currently discussing various business arrangements with potential corporate partners and other sources of capital in order to fund its further expansion. There can be no assurance that the Company will be able to obtain the funds necessary to finance additional expansion projects.

The Company has taken the steps described above under "General and Administrative" and "Research and Development Expenses; Immupath Project" to reduce expenses. In addition, the Company has reduced the operating expenses of the Georgia operation and the specialty plasma businesses with the objective of achieving at least break-even operating results for those operations.

At September 30, 1995, the Company had working capital of approximately $2,067,000. The Company anticipates that positive cash flow from its operations, its cash and investments on hand and the funds available under its line of credit will be sufficient to meet its working capital requirements, including commitments for the USC Blood Center and for Gateway during the next 12 months.

                    PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          See disclosure in Form 10-K for the year ended December 31, 1994.

Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------
          a.   Exhibits

               27 Financial Data Schedule for the quarter ending September 30, 1995.

          b. The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1995                     HEMACARE CORPORATION
       -----------------                         (Registrant)


                                             /s/ Sharon C. Kaiser
                                             -----------------------
                                             Sharon C. Kaiser, Chief
                                             Financial Officer

                           INDEX TO EXHIBITS


Exhibit #                                                     Method of Filing
---------                                                     ----------------
27         Financial Data Schedule for the quarter ending
           September 30, 1995...............................  Filed herewith electronically

                                    14