Form 10-K405
period 1995-12-31
HEMACARE CORP /CA/
filed 1996-04-01
CIK 801748

=============================================================================

		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				  FORM 10-K
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For fiscal year ended December 31, 1995
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________ to  ________

Commission file number 0-15223

			     HEMACARE CORPORATION
	    (Exact name of registrant as specified in its charter)

State or other jurisdiction of                I.R.S. Employer I.D.
incorporation or organization: California     Number: 95-3280412
						      ----------

4954 Van Nuys Boulevard
Sherman Oaks, California                                      91403
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (818) 986-3883

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
							  (without par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   YES /X/   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

As of March 25, 1996, 5,929,285 shares of Common Stock of the Registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date (based upon the average of the closing bid and asked prices of the Common Stock as reported on NASDAQ) was approximately $17,058,704.

Portions of the Registrant's definitive Proxy Statement for its June 5, 1996 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.
=============================================================================

				    PART I

ITEM 1.  BUSINESS.

General

HemaCare Corporation was formed in 1978 to provide high quality, community-based blood products and services to hospitals. The Company is an industry leader in the commercial application of apheresis (cell separation) technology to blood banking. HemaCare provides blood component products, including single donor apheresis platelets, and therapeutic apheresis services to hospitals. The Company believes it is the largest commercial provider of apheresis-derived blood products and therapeutic blood services in southern California, based on its knowledge of the industry and information provided by its suppliers and trade organizations.

The Company's corporate headquarters are located in Sherman Oaks, California, a suburb of Los Angeles. Southern California operations are conducted from this location and, starting in February 1996, from a blood center located at the University of Southern California Health Sciences Campus. In December 1995, the Company, opened a full-service regional blood program in St. Louis, Missouri. Therapeutic services are provided in northern Georgia from a facility located in metropolitan Atlanta.

Changes in the health care industry are forcing hospitals to find ways of providing cost-effective, blood products and services, in a community-based, patient-focused model. Management believes that this environment provides opportunities for a national expansion of the Company's blood products and services business, together with the addition of other blood-related businesses. The Company s first two expansion projects are its University of Southern California Blood Center in Los Angeles, California and the Gateway Community Blood Program in St. Louis, Missouri.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary, HemaBiologics, Inc. ( HBI ), pursued the research and development of Immupath(TM), an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome ( AIDS ). The net losses incurred by the Company during this period were primarily due to Immupath-related expenses. In November 1995, after an unsuccessful search for third-party funding to continue the development of Immupath, the Company's Board of Directors decided to discontinue HBI's activities. (See "Discontinued Operations")

Certain medical terms included in the following discussions are further explained in a glossary located at the end of this Item 1. HemaCare Corporation and its wholly-owned subsidiaries are collectively referred to herein as "HemaCare" or the "Company".

Expansion Strategy and Recent Expansion
- ---------------------------------------

Management believes that the current health care industry environment, with its ever increasing emphasis on quality, cost-effective pricing, and customer service, provides strategic opportunities for a national expansion of HemaCare's blood products and services businesses and for expanding the range of the Company's products and services through internal development and/or acquisition of related and complementary businesses and technologies. The Company's most recent expansion projects, the University of Southern California Blood Center ("USC Blood Center") and Gateway Community Blood Program ("Gateway") represent the Company's implementation of its expansion strategies.

The USC Blood Center, a full-service blood donation and services facility, opened in February 1996. Located on the USC Health Sciences Campus in Los Angeles, California, the center provides services to the USC/Norris Comprehensive Cancer Center and Hospital and the USC University Hospital (the "USC Hospitals"). The USC Hospitals have agreed that HemaCare will be their primary provider of blood products and therapeutic services. The USC Blood Center facility is leased from USC and is staffed and operated by HemaCare under its Food and Drug Administration ("FDA") license. Pathologists on the USC medical faculty provide medical direction services for the USC Blood Center as consultants to the Company.

Gateway, which commenced operations in December 1995, provides a comprehensive blood program to hospitals and patients in metropolitan St. Louis and to nearby Missouri and Illinois communities. In February 1996, Gateway opened a satellite collection center near Belleville, Illinois, in response to requests by local physicians and hospitals. Additional satellite collection and distribution centers are planned as necessary to provide convenient service to Gateway's donors and customers. In addition to collecting whole blood and platelets at its fixed sites, Gateway conducts mobile blood drives with local business, schools, churches and civic organizations. In connection with Gateway's formation, the Company entered into a letter of intent to make royalty payments to certain parties in consideration of certain commitments to the establishment of Gateway. The definitive agreement providing for the payment of these royalties has not been completed due to a dispute with one of the parties. The letter of intent provides for cash royalties of 20 percent of Gateway's cash flow and shares of HemaCare stock with a value equal to the cash royalty, up to a maximum of 500,000 shares of HemaCare stock. Royalty payments commence after the Company recovers its initial investment in Gateway including capital expenditures and operating deficits and terminate in 2003.

Management is evaluating a number of additional expansion opportunities, including blood centers and regional programs similar to the USC Blood Center and Gateway and operations similar to the Company's existing southern California business. However, further expansion will require that the Company obtain additional financing. Various financing arrangements are under consideration, but there can be no assurance that the Company will be able to obtain the funds necessary to finance additional expansion projects. In addition, there can be no assurance that the recent or future expansion projects will be successfully implemented or profitable.

Blood Products
- --------------

General

The Company provides a full range of component blood products to hospitals in southern California and Missouri. These products include whole-blood components ("components") such as packed red cells and fresh frozen plasma and single donor apheresis platelet products ("apheresis platelets" or "platelets ). Currently, only packed red cells can be provided to hospitals in Illinois. The Company has applied to amend its FDA Product license to allow Gateway to provide a full range of products to its hospital customers in Illinois and other states.

The Company produces most of the platelet products it sells from donations made at its Sherman Oaks location. Sales of components prior to 1996 consisted entirely of distributed products purchased from third-party providers. In December 1995, the Company began whole-blood collections and component manufacturing at its St. Louis, Missouri facility, and in February 1996, component manufacturing commenced at the Sherman Oaks, California location for whole-blood collected at the USC Blood Center.

Single Donor Apheresis Platelets

The Company collects single donor platelets, using apheresis technology, at its FDA licensed donor center in Sherman Oaks, California, and intends to commence platelet collection at the USC Blood Center and Gateway locations in the second quarter of 1996. Platelet donors must pass the Company's stringent donor screening standards. After collection, the platelets are tested, labeled and delivered to hospital clients. Temperature control and constant movement (using a rotator) maintain the platelets' viability for five days. When necessary to meet its customer's needs, the Company also purchases and distributes platelet products. All platelet suppliers are FDA licensed and accredited by the American Association of Blood Banks.
Platelets are sold to hospitals for transfusion into cancer patients undergoing chemotherapy, patients undergoing major surgery such as open heart surgery or transplant procedures, and trauma or other patients with conditions associated with massive blood loss. Approximately 11% of platelets sold in 1995 were distributed product purchased from outside suppliers.

Apheresis technology allows a single donor to provide enough platelets for one to three therapeutic doses. Conventional technology requires the administration of platelets separated from six to ten pints of whole blood drawn from six to ten different donors to provide a therapeutic dose. As a result, a therapeutic dose of conventional platelets exposes the patient to a number of different donors and increases the risk of exposure to transfusion-related infections or allergic reactions. Apheresis-derived platelets, such as those sold by HemaCare, greatly reduce patient risk since a therapeutic dose is derived from a single donor. This is especially important to immune-compromised patients.

Platelet apheresis technology involves the use of a cell separator operated by a trained nurse-specialist. The procedure removes blood from a donor through a needle in one arm, pumping the blood through the cell separator where the desired platelet component is retained and returning the blood, including the red cells, to the donor. The procedure typically requires one to three hours and may be done every two weeks, up to 24 times per year, since donating platelets does not deplete donors of red blood cells. In order to attract and retain qualified donors at its Sherman Oaks, California location, the Company reimburses these donors for their time and commitment. The cash reimbursement is variable, based on the number and frequency of donations, and includes a bonus program. The Company also plans to recruit non-cash compensated donors (volunteers under California law) for its USC Blood Center and Gateway platelet donation programs. Unless existing exemptive legislation is extended, California law will require that hospitals in California use blood products provided by volunteers by the end of 2001.

Component Blood Products

In response to requests by its hospital clients to provide a steady, reliable supply of whole-blood components, HemaCare began selling component blood products such as packed red cells, fresh frozen plasma and cryoprecipitate in 1991. From 1991 through 1995, all component products sold were purchased under contractual relationships with blood centers located throughout the U.S. All suppliers are FDA licensed and accredited by the American Association of Blood Banks.

Starting in 1996, component products sold will include both purchased and Company-manufactured products. Component products manufactured by Gateway, under HemaCare's FDA license, are sold to hospitals in the St. Louis metropolitan area and adjacent communities. Component products manufactured at the Sherman Oaks facility are sold primarily to the USC Hospitals under the terms of the Company's agreements with these hospitals.

Blood Services
- --------------

General

Since its inception, the Company has performed more than 29,000 therapeutic apheresis procedures in the treatment of more than 27 diseases. Therapeutic apheresis ("therapeutics" or "therapeutic services"), a technique for removing harmful components from a patient's blood, is used in the treatment of patients with autoimmune diseases and other disorders. Therapeutic services are provided to hospitals in southern California and to a lesser extent, northern Georgia. The Company may in the future, provide therapeutic services in Missouri and Illinois through Gateway.

The number of therapeutic procedures performed and the gross profit margin on therapeutic services have declined over the last several years. Management believes that this decline is the result of a recessionary economy in the early 1990's, restricted opportunities for growth in southern California, its primary market, and changes in the health care utilization and reimbursement imposed by third-party payors.

Therapeutic services are provided upon the request of a hospital who has received an order from a patient's physician or directly upon the request by a physician for his or her patient. The Company customarily bills the hospital directly for its therapeutic services. Therapeutic treatments are administered through the use of mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics unit is self-contained and includes a state-of-the-art blood cell separator and the disposables and supplies needed to perform the procedure. Treatments are administered by trained, nurse-specialists, acting in accordance with documented operating procedures and quality assurance protocols, under the supervision of a specially trained physician.

Joshua Levy, M.D., a principal shareholder, director and medical director of the Company, through his private practice, treats patients who require therapeutic services. Sales by the Company to unaffiliated hospital customers for therapeutic services for Dr. Levy's patients amounted to approximately 7% ($802,000) of the Company's total revenues for 1995. There are no agreements between Dr. Levy or the Company and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to these patients. Recent amendments to the Federal self-referral laws and related regulations could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal (approximately 50% of Dr. Levy's therapeutics patients). However, the legal requirements are complex, and the Company has requested a clarification of their application to its business from regulatory authorities. Dr. Levy has informed the Company that, in the event of an adverse response, it would be his intention to change his relationship with the Company to allow the Company to retain revenue from services for these patients. (See "Government Regulation")

The Company provides therapeutic services using all currently recognized treatment methods: 1) conventional plasma exchange and cell depletion,
2) in-line immunoadsorbant columns, and 3) stem cell rescue.

Conventional Plasma Exchange and Cell Depletion

The primary blood service provided by the Company, accounting for 92% of therapeutics procedures in 1995, is conventional plasma exchange and cell depletion therapy. This procedure involves removing harmful substances from a patient's blood, using automated equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most individual treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids are used to maintain the patient's blood volume. Patients suffering from diseases such as multiple myeloma, HIV-polyneuropathy, leukemia, systemic lupus erythematosus, lupus nephritis, scleroderma, hyperviscosity syndrome, thrombocytosis, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic treatments. A patient may require from four to twenty treatments over a period of time ranging from a few days to three months. Each treatment may last from two to four hours.

Immunoadsorption

Since 1988, the Company has also provided a second generation therapeutics treatment which adds an immunoadsorption column in-line to the apheresis equipment to selectively remove immune complexes. Currently, only one manufacturer offers an FDA approved column for commercial use. However, if additional columns were to be approved by the FDA, broadened clinical applications for column treatments could develop.

Autologous Stem Cell Rescue and Cryopreservation

In 1990, the Company began providing a technology known as peripheral stem cell collection in California. In this application, stem cells (those cells which mature into all the different cellular components of blood) are collected from a cancer patient using apheresis technology. The patient then receives a series of treatments of intensive chemotherapy followed by reinfusion of the patient's own stem cells. In 1994, the Company combined cryopreservation with its stem cell collection to provide a full-service program. This program consists of mobile, peripheral stem cell collection for certain cancer patients, followed by processing, freezing and short-term storage (cryopreservation) of the stem cells prior to reinfusion into the treated patient. The addition of cryopreservation service enables the Company to provide a full service stem cell program to community hospitals.

In 1995, the Company provided its first full-service stem cell procedure to a community hospital. However, the Company's cryopreservation service has not yet begun full commercial operations because of the resistance of third party payors to reimbursing community hospital customers for this procedure. The procedure is generally reimbursed to larger hospitals with established programs. The Company believes that increasing pressure from physicians and patients will, in the future, result in acceptance of the procedure for reimbursement by third party payors to community hospitals and that the Company will benefit by being prepared to perform the service with its experienced and qualified personnel.

Discontinued Operations
- ------------------------

Overview

From 1990 through 1994, HBI conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. During the past century, hyperimmune plasma products have been successfully used in the treatment and prophylaxis of diseases such as polio, tetanus, Rh disease of the newborn, hepatitis, vaccinia, herpes zoster, rabies and cytomegalovirus. By providing patients with a wide variety of anti-HIV antibodies which they cannot manufacture themselves, Immupath was believed to have the potential for the treatment of AIDS.

In late 1994, the Company determined that ongoing Immupath research and development activities could no longer be funded internally. At that time, most Immupath related activity was suspended, and a search for alternative financing was initiated. Although a number of potential financing sources were investigated, none proved viable, and in November 1995, the Company's Board of Directors decided to discontinue HBI's operations, including research and development activities and the associated specialty plasma business. As a result of this decision, the Company recorded a loss on disposal of discontinued operations of $3.1 million in the fourth quarter of 1995, which includes the write off of the research and development and specialty plasma assets and a reserve for operating losses and contingent liabilities related to the disposal of HBI's discontinued operations. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

Research and Development

During the wind down of the research and development operations, the Company is exploring opportunities to sell HBI's research and development assets and to transfer the research project to a third party. The Company has a manufactured a supply of Immupath sufficient to supply the 20 patients still receiving treatment for approximately 24 months.

Specialty Plasma Business

To obtain the raw material for the manufacturing of Immupath, HBI operated four FDA licensed plasma donor centers. When anti-HIV plasma donations were suspended because of lack of funding for the Immupath project, the centers continued to collect plasma from donors who have unusual and valuable antibodies for sale to pharmaceutical and diagnostic reagent manufacturers. Although this activity was intended to cover the operating costs of the centers until the Immupath project received additional funding, the specialty plasma business incurred losses from its inception. Two of the plasma centers were closed in 1994 and a third was closed in 1995. The remaining center, located in San Diego, California, will be sold or closed as a part of the discontinued operations wind down, and the FDA licenses are being offered for sale.

Competition
- ------------

General

The Company competes on the basis of its responsiveness to customer needs, the price and quality of services and products and the efficiency with which they are rendered or produced. However, many blood providers, including the American Red Cross, have greater financial, technical and personnel resources than the Company, and additional companies may enter the field, increasing competition. In addition, some medical teaching and other hospitals have in-house blood banking and therapeutic service capabilities which, do not compete directly with the Company, but do reduce the market for third-party services.

Blood Products

The primary competition for the Company's single donor platelets and component blood products is the American Red Cross. Community and hospital-based blood banks also compete with HemaCare to a lesser extent.
Key competitive factors in the industry include reputation for responsive service, quality of product and price. The Company believes that it provides superior quality platelet products due to its more selective and stable donor pool, its apheresis production techniques, its stringent testing standards and its experienced and qualified staff.

Blood Services

Competitors of the Company's therapeutic blood services business include the American Red Cross, a number of small blood banks and local kidney specialists (nephrologists) who supplement hemodialysis services with therapeutic apheresis services. In addition, some of the diseases which are treated by therapeutic apheresis can also be treated by other medical therapies. Since therapeutic apheresis treatment requests are often sporadic and unpredictable, most community hospitals cannot afford to equip, staff and maintain an apheresis unit. The Company's mobile service enables such hospitals to offer state-of-the-art therapeutic apheresis services to their patients on an "as needed" basis without incurring the fixed costs associated with providing these services from in-house resources.

Marketing
- ----------

The Company markets its therapeutic services and blood products through a combination of medical education, technical and trade show presentations, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians, hospitals and donors. Such programs emphasize the cost and safety benefits of using the Company's blood services and products. The Company uses a depot system for distributing its blood products to certain of its customers which enhances convenience and product availability. This depot system provides the customer with an on-site inventory of blood products stocked by the Company under a standing order. If the customer cannot make use of a depot inventory product before its expiration date, the Company attempts to relocate the product to a customer in need of such product at no additional charge to the depot customer. Due to the nature of this arrangement, depot systems are implemented only at larger volume order customer locations.

Human Resources
- ---------------

At March 1, 1996, the Company had approximately 85 full-time and 35 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical companies or blood banks.

None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

Supplies
- --------

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposables, supplies, replacement fluids and distributed blood products. To date, the Company has experienced little difficulty in obtaining its equipment and supplies from its sources. However, if there were material changes in the sources of its supplies, the Company's operations could be adversely affected.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the American Red Cross and most community blood banks, compensates most of its Sherman Oaks platelet donors thereby enhancing its ability to retain its pool of repeatedly tested, frequent donors. However, most of the USC Blood Center and Gateway donors are expected to be volunteers. Accordingly, the Company will compete directly with the American Red Cross and other blood banks in recruiting volunteer donors at its USC Blood Center and at Gateway. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified compensated and volunteer donors.

Government Regulation
- ---------------------

The Company's business is subject to various federal, state and local regulations including those of the FDA and California Department of Health Services. The Company's blood products business is operated under an FDA Establishment License, a State of California Biologics License and is accredited by the American Association of Blood Banks ("AABB"). Gateway operates under HemaCare s FDA Establishment License. The states of Missouri and Illinois do not separately regulate blood banking operations in their states. State and federal laws set forth antikickback and self-referral prohibitions and otherwise regulates financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations will not prohibit or adversely impact the delivery by HemaCare of its services and products.

The Company primarily relies on its licensed and accredited laboratory to perform the various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that are sold. The laboratory is staffed by state licensed medical technologists and laboratory technicians.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. The Company's apheresis platelet products, which are obtained from paid donors, are exempted from this requirement by a state statute passed in late 1994, but which contains a "sunset" provision under which the exemption expires on December 31, 2001.

Recent amendments to the Federal self-referral laws and related regulations could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represents approximately 3.5% of the Company's 1995 revenues ($401,000). However, the legal requirements are complex, and the Company has requested a clarification of their application to its business from regulatory authorities. Dr. Levy has informed the Company, in the event of an adverse response, it would be his intention to change his relationship with the Company to allow the Company to retain revenue from services for these patients. The Company has been informed by counsel that legislation may be introduced in Congress which, if adopted, would exclude the services performed by the Company in hospitals from self-referral prohibitions. However, there can be no assurance that such legislation will be introduced and, if introduced, that it will be enacted.

Health care reform is still under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding price controls, universal health insurance and managed competition may materially impact the Company's operations.

Malpractice and Product Liability Insurance
- -------------------------------------------

The nature of the Company's business is such that it may be subject to substantial liabilities for personal injury. There can be no assurance that potential insurance claims will not exceed present coverage or that additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities. HemaCare has medical malpractice insurance in the amount of $2,000,000 for a single occurrence and $5,000,000 in the aggregate per year.

The state laws of California, Missouri, Illinois and the laws of virtually all other states classify the provision and use of whole blood, plasma and blood products for the purpose of injections and transfusions into human beings as a service rather than the sale of a product. Therefore, the Company should not be subject to product liability claims as a result of injuries arising out of the therapeutic infusion of its blood products and does not intend to obtain product liability insurance at this time.

Glossary
- --------

Antibodies - Protective substances, protein in nature, circulating in body fluids as the result of exposure to a specific antigen. Chemically active against that antigen only.

Antigen - Any substance which is foreign to the recipient and triggers the body's immune mechanism resulting in the production of specific antibodies.

Autoimmune Diseases - Those diseases in which the patient's immune system has become overly active to the point where it produces antibodies which are directed against its own tissues or cells.

Autologous - A blood product obtained from a patient and subsequently reinfused into that patient.

Cryopreservation - The process of freezing tissues or cells, usually in protective fluids, and storage at extremely low temperatures in a frozen state (e.g., -70 C or colder).

Human Immunodeficiency Virus (HIV) - The infectious agent of the disease commonly referred to as Acquired Immune Deficiency Syndrome (AIDS).

Immunoadsorbant Column - A device through which plasma is passed in order to separate or remove certain harmful components such as immune complexes.

Plasma - The liquid portion of whole blood; composed of a mixture of soluble proteins including antibodies, minerals and nutrients.

Platelets - One of the cellular components of blood; takes part in the blood clotting process.

Platelet Apheresis - The process of removing blood from a donor, separating it into its various components and retaining the concentrated platelets which will then be transfused into a patient deficient in platelets. The remaining blood components are returned to the donor.

Stem Cells - Cells which originate in the bone marrow and mature into the different cellular components of blood (i.e., progenitor cells). Frequently transfused into certain cancer patients in order to facilitate regeneration of blood components after bone marrow has been purposely destroyed by chemotherapy or radiation.

Therapeutic Apheresis - The application of hemapheresis technology to the clinical treatment of autoimmune diseases and blood cell disorders by removing selected, abnormal components or cells and returning all other components.

ITEM 2.  PROPERTIES.

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it maintains its corporate office and operates a platelet apheresis center, a blood bank/laboratory and manufacturing facility for whole blood components. The lease terminates in July 1997.

The USC Blood Center operates a blood donation and therapeutics center in a 1,600 square foot facility in Los Angeles, California, under a lease which terminates in February 1999.

Gateway occupies a 12,260 square foot facility in St. Louis, Missouri, where it maintains its offices and operates a blood donation and blood services center and manufactures whole blood components. The lease terminates in February 2001. In February 1996, Gateway leased an additional 1,071 square feet of space near Belleville, Illinois for the operation of a blood donation facility. This lease expires in January 1997.

The Company also leases approximately 20,000 square feet of space in San Diego and Valenica, California, which will be subleased or otherwise disposed of in connection with the disposal of HBI s operations.

ITEM 3.  LEGAL PROCEEDINGS.

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. The case is still in the discovery stage in the proceedings and neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material impact on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


				  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	  MATTERS.

Market for Common Stock
- ------------------------

The Company's Common Stock is traded in the NASDAQ Small-Cap Issues market under the symbol HEMA. The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by NASDAQ, for the quarters ended March 31, June 30, September 30 and December 31, 1995 and 1994. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.
			      1995                1994
     Quarter ended       High      Low       High      Low

     March 31            $ 3.00    $ 2.06    $ 7.00    $ 5.38
     June 30             $ 2.63    $ 2.00    $ 5.75    $ 3.75
     September 30        $ 4.63    $ 2.56    $ 4.38    $ 3.13
     December 31         $ 4.25    $ 3.50    $ 4.00    $ 2.50

No cash dividends had been paid as of March 1, 1996. The Company does not anticipate paying cash dividends in the foreseeable future. As of March 1, 1996, there were approximately 360 holders of record of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

					    Year Ended December 31,
			      1995           1994           1993            1992          1991
			  ------------   ------------   ------------   ------------   ------------

Revenues................. $10,782,884    $10,847,651    $11,556,280    $11,960,489    $ 8,250,416
Gross Profit.............   2,707,316      2,963,432      3,307,122      3,818,890      3,159,854
Income from continuing
  operations.............     479,755        676,337        763,698        885,963      1,125,280
Discontinued Operations:
  Loss from discontinued
   operations............    (901,706)    (2,963,742)    (3,309,466)    (1,884,883)    (1,356,043)
  Loss on disposal of
   discontinued
   operations............  (3,113,925)            --             --             --             --
Net loss.................  (3,535,876)    (2,287,405)    (2,545,768)      (998,920)      (230,763)

Per Share Amounts:
- -------------------
Income from continuing
  operations.............        0.08           0.13           0.16           0.21           0.33
Discontinued Operations:
  Loss from discontinued
   operations............       (0.15)         (0.57)         (0.68)         (0.44)         (0.40)
  Loss on disposal of
   discontinued
   operations............       (0.53)            --             --             --             --
Net loss.................       (0.60)         (0.44)         (0.52)         (0.23)         (0.07)

Total assets.............   4,455,656      6,288,909      6,717,235      7,161,762      5,109,019
Long-term debt and
  capital lease
  obligations, net of
  current portion........     648,614        286,998        431,574        463,806        758,237
Shareholders' equity.....   1,226,690      3,899,935      4,584,786      4,665,862      2,690,328


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All comparisons within the following discussions are to the previous year.

Revenues - Continuing Operations
- --------------------------------

Total revenues for 1995 approximated the 1994 amount, while 1994 revenues decreased approximately 6% ($709,000) from the 1993 amount. A decrease in 1995 blood service revenues was approximately offset by an increase in blood products revenues. The 1995 change in therapeutics revenues reflects a continuing downward trend in demand. Both blood products and blood services revenues decreased in 1994. In 1995 and 1994, the Company's businesses were negatively impacted by the slow recovery of the southern California economy, which continued to lag behind the nation as a whole, and pressures imposed by third-party payors to reduce health care utilization, including certain specialized treatments for which the Company provides blood products or services. In addition, the Company lost several major platelet customers in 1994, one of which was closed most of the year because of damage from the January earthquake and others which developed in-house blood donation facilities.

Blood Products

Blood products (apheresis platelet and component) revenues increased 2% ($135,000) in 1995 and decreased 7% ($489,000) in 1994. The 1995 revenue increase was due to a 3% ($141,000) increase in platelet revenues resulting from a 1% increase in the number of units sold and a 2% increase in the price per unit. In 1994, platelet revenues decreased 18% ($926,000) as a result of a 19% decrease in units sold and an offsetting 2% overall increase in the price per unit. Revenues from sales of component products distributed by the Company were flat in 1995 and increased 16% ($355,000) in 1994, as a result of a 9% increase in units sold and a 7% increase in the price per unit.

The decrease in platelet sales in 1994 reflects the loss of: 1) a significant hospital customer because of damage from the January 1994 earthquake and
2) major customers who developed in-house platelet manufacturing programs, reducing their demand for the Company's products. The Company added new customers in 1994 which offset some of the reductions described above. Management believes that the future growth of platelet product sales will be modest in the southern California market, and although it expects demand for component products to increase, sales of distributed component products may also be flat because the Company may not be able to obtain purchased products for its customers at an attractive price because of the overall blood shortage in the U.S. Sales of Company-manufactured component products are expected to increase as donation's at the USC Blood Center and Gateway increase.

Blood Services

Blood Services revenue decreased 5% ($200,000) in 1995 and 5% ($220,000) in 1994. Los Angeles therapeutics revenues declined 4% ($154,000) in 1995 and remained relatively stable for 1994. In 1995, the number of therapeutic procedures performed in the Los Angeles area decreased by 6%, while the price per procedure increased slightly. The number of 1994 Los Angeles therapeutics procedures and the related revenue approximated the 1993 amounts. The choice of therapeutic apheresis rather than an alternative treatment for a particular diagnosis often depends on general acceptance by the medical community and the willingness of third-party payors to reimburse hospitals for the cost of this treatment. In addition, other changes in medical practices can affect the usage of therapeutic apheresis technology. An increase in the use of high dosage radiation, chemotherapy and stem cell therapy to treat certain cancers has resulted in an increase in the number of stem cell collection procedures performed by the Company. However, because of the large market share of the therapeutics business in southern California enjoyed by HemaCare, management expects that unless there are additional medical applications approved for therapeutics or other significant changes in market factors, future therapeutics revenues will remain flat or decline in southern California.

Therapeutics revenues from the northern Georgia operation decreased 17% ($54,000) in 1995 and 27% ($121,000) in 1994. The decrease in revenues is a result of 34% and 20% declines in the number of procedures performed in 1995 and 1994, respectively. The decrease in 1995 revenues was partially offset by an increase in the revenue per procedure of 26%, while revenue per procedure declined by 13% in 1994.

Gross Profit - Continuing Operations
- ------------------------------------

Gross profit as a percentage of revenue decreased to 25% in 1995 from 27% in 1994 and 29% in 1993. The decrease in the 1995 gross profit margin is due to the operating losses associated with starting up the USC Blood Center and Gateway projects. In 1994, the gross profit margin remained relatively stable, despite the negative impact of expenses associated with start up of the new stem cell business which incurred $250,000 in operating losses.

Expansion Operations

The USC Blood Center and Gateway commenced operations in February 1996 and December 1995, respectively. Operating losses associated with the start up of these new operations reduced the Company s 1995 overall gross profit margin by 2%. (See "Liquidity and Capital Resources")

Blood Products

The gross profit margin on platelets decreased in 1995 and 1994, while the gross profit margin on component products increased in both years.

The 1995 decrease in platelet profit margin was due to higher disposables costs and an increase in the number of distributed platelets sold. The Company's profit margin on purchased and distributed platelets is less than the profit margin on the Company's manufactured platelets. The 1994 decrease in platelet gross profit margin was due to higher expenses per unit of platelets sold because of higher supply and laboratory costs and the impact of overhead costs on lower volumes of sales.

The increase in the 1995 component sales gross profit margin was due to an increase in the average sales price per unit. In 1994, profitability for component products increased because of increased average per unit sales prices and reductions in purchase prices.

Blood Services

The gross profit margin on the Los Angeles therapeutic services decreased in 1995 due primarily to a lower volume of procedures performed. In 1994, profitability of Los Angeles therapeutic services improved primarily because of an overall price increase together with decreases in per unit labor costs resulting from the use of flexible staffing.

In the second quarter of 1995, the Georgia therapeutics operation began sharing office space and certain administrative services with an unaffiliated company in a similar but non-competitive business. This change reduced 1995 overhead costs for this operation by 47% ($72,000). Management believes that this reduction in overhead will allow Georgia therapeutics business to operate at least at break even in 1996. However, because the success of the Georgia operations is uncertain, the Company wrote off the related goodwill balance of approximately $71,000 at December 31, 1994.

General and Administrative Expenses
- -----------------------------------

General and administrative expenses were 3% ($59,000) lower in 1995 and 11% ($275,000) lower in 1994. The decrease in 1995 expenses is primarily due to the 1994 write off of goodwill associated with the acquisition of the Company's northern Georgia therapeutic services operation. The decrease in 1994 expenses was the result of management's implementation of corporate spending controls, including staffing reductions.

Discontinued Operations
- -----------------------
The Company incurred research and development expenses and associated speciality plasma business losses of $902,000 in 1995, $2,964,000 in 1994 and $3,309,000 in 1993 for Immupath, its experimental treatment for HIV/AIDS, and the associated plasma donation centers. During 1994 and 1993, the Company engaged in on-going activities related to the research project including treating patients from the California clinical trials and continuing to research the manufacturing of a second generation Immupath product. In late 1994, the Company determined that ongoing Immupath research and development activities could no longer be funded internally. In
November 1995, the Company's Board of Directors decided to discontinue its research and development activities. As a result of this decision, the

Company recorded a loss on disposal of discontinued operations of $3.1 million in the fourth quarter of 1995 which includes a reserve for operating losses and contingent liabilities related to the disposal of the research and development and specialty plasma businesses. The Company does not expect the discontinued operations to have a material impact on its future operating results.

Liquidity and Capital Resources
- -------------------------------

At December 31, 1995, the Company had cash and short-term investments of $996,608. The Company's $700,000 line of credit with its commercial bank is in effect until April 30, 1996, with a provision that the Company maintain cash and/or short-term security balances of at least $400,000 (excluding borrowings) at all times, which it has done. After recording the loss on disposal of its discontinued operations, the Company was in default under certain of the covenants of its line of credit agreement. The bank has waived compliance with these covenants through April 30, 1996. At December 31, 1995, there were no borrowings outstanding on the line of credit, and the Company has requested its bank to renew the credit agreement.

The USC Blood Center draws its donors from the practices of physicians associated with the USC Hospitals, the families of hospitalized patients, students at the University of Southern California and the local community. Under the terms of the Company's three-year agreements with the Hospitals, products produced from collections at the USC Blood Center are first to be made available to fill the needs of the Hospitals. If all products produced are not purchased by the Hospitals, the Company may sell them to other customers. Until its operations reaches break even, the Company will be required to fund the Center's start up losses. The Company is further obligated to fund the costs of tenant improvements for the center. Up to $100,000 of these charges are recoupable through surcharges payable by the Hospitals.

Gateway opened for business and began conducting blood drives in December 1995. Gateway, which competes directly with the American Red Cross, is currently building its donor and customer base. Until Gateway's operations achieve break even, the Company will be required to fund its working capital needs. Based on hospital usage and purchasing patterns, the St. Louis blood products and services market is believed to generate $40 million per year in sales of blood products and services. Management believes that Gateway will be able to capture a sufficient portion of this market to make its operation profitable, however, the success of operations will be dependent on a number of factors and circumstances, many of which will be outside the Company's control. Accordingly, there can be no assurance that profitable operations will be achieved.

Management is evaluating a number of additional expansion opportunities, including blood centers and regional programs similar to the USC Blood Center and Gateway and operations similar to the Company's existing southern California business. However, further expansion will require that the Company obtain additional financing. Various financing arrangements are under consideration, but there can be no assurance that the Company will be able to obtain the funds necessary to finance additional expansion projects.

Winding down discontinued operations will require funding operating costs, including salaries and benefits and facilities costs, until disposal of these operations is complete. Approximately $336,000 of the reserve provided for disposal is expected to be funded from the Company's working capital in 1996. Up to an additional $600,000 of the reserve may be funded from working capital or capital resources in future periods. However, although the reserve for disposal was estimated based on the best available information, there can be no assurance that the reserve provided will be sufficient to cover all disposal costs.

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. The case is still in the discovery stage in the proceedings and neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material impact on the Company's financial condition and results of operations.

In February 1996, the Company terminated an agreement with a vendor, based on the inability of the vendor's product to perform to the standards outlined in the agreement. The vendor is disputing the basis for the termination. The Company intends to vigorously defend any legal action which may result from this dispute, and the resolution of this matter is not expected to have a material impact on the Company's financial position or future results of operations.

At December 31, 1995, the Company had working capital of approximately $1,382,000. The Company's continuing operations, other than the USC Blood Center and Gateway, are profitable and cash flow positive. The Company anticipates that positive cash flow from its operations, its cash and investments on hand and funds available under its credit line will be sufficient to provide funding for the anticipated 1996 operating deficits of the USC Blood Center and Gateway, fund the costs of disposing of its discontinued operations and meet its other working capital needs for 1996 (including capital and operating lease commitments of approximately $981,000).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The Index to Financial Statements and Schedules appears on page F-1, the Independent Auditors' Report appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3-12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

				   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.


				    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following are filed as part of this Report:

(a) 1.   Financial Statements

	 An index to Financial Statements and Schedules appears on page F-1.

(a) 2.   Financial Statement Schedules

	 The following financial statement schedule is filed herewith:

	 Schedule II - Valuation and Qualifying Accounts

	 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are ot required under related instructions or are inapplicable, and therefore have been omitted.

(a) 3.   Exhibits

	 The following exhibits listed are filed or incorporated by reference as part of this Report.

	 3.1    Restated Articles of Incorporation of the Registrant

	 3.2    Bylaws of the Registrant--incorporated by reference to
		Exhibit 3.2 to Form 10-K of the Registrant for the year ended December 31, 1992

	 4.1 Warrant Agreement between the Registrant and Medicorp Inc. dated February 17, 1993--incorporated by reference to
		Exhibit 4 to the Current Report on Form 8-K of the Registrant dated February 17, 1993

	 4.2 Warrant Agreement between the Registrant and Huss Kealy Sinclair dated May 7, 1993--incorporated by reference to Registration Statement on Form S-3 of the Registrant (File No. 33-44869)

	 4.3 Form of Warrant Agreement between the Registrant and each of the following consultants: British Far East Holdings, Ltd., Joseph T. McDonald and E. Keene Wolcott dated September 30, 1994--incorporated by reference to Exhibit
		4.1 to Form 10-Q of the Registrant for the quarter ended
		September 30, 1994

	 4.4 Offshore Securities Subscription Agreement between the Registrant and Tesoma Overseas, Inc., dated April 8, 1994- -incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1994

	 4.5 Warrant Agreement between the Registrant and Torrey Pines Securities, Inc., dated April 8, 1994--incorporated by reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1994

	 4.6 Amendment to Warrant Agreement between the Registrant and Torrey Pines Securities dated April 3, 1995--incorporated by reference to Exhibit 4.1 to Form 10-Q of he Registrant for the quarter ended March 31, 1995

	 4.7 Warrant Agreement between the Registrant and M.A. Levy and Associates dated March 1, 1995--incorporated by reference to Exhibit 4.7 to Form 10-K of the Registrant for the year ended December 31, 1994

	 4.8 Form of Warrant Agreement between the Registrant and Tesoma Overseas, Inc. dated February 9, 1995--incorporated by reference to Exhibit 4.8 to Form 10-K of the Registrant for the year ended December 31, 1994

	 10.1* 1986 Employee Stock Option Plan, as amended and restated through October 1994--incorporated by reference to Exhibit
		10.4 to Form 10-Q of the Registrant for the quarter ended
		September 30, 1994

	 10.2 Lease dated July 10, 1986 between the Registrant and Addison Place Partners--incorporated by reference to Registration Statement on Form S-18 of the Registrant (File No. 33-8513-LA)

	 10.3 Amendment No. 1 to Lease between the Registrant and Addison Place Partners dated March 30, 1993--incorporated by reference to Exhibit 10.3 to Form 10-K of the Registrant for the year ended December 31, 1994

	 10.4* Employment Agreement between Harold I. Lieberman and the Registrant, dated September 19, 1988--incorporated by reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended December 31, 1994

	 10.5* Amendment to Employment Agreement between the Registrant and Harold I. Lieberman, dated September 19, 1989-- incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994

	 10.6 License agreement between the Registrant and Medicorp Inc. dated February 17, 1993--incorporated by reference to
		Exhibit 10 to the Current Report on Form 8-K of the Registrant dated February 17, 1993

	 10.7 Revolving Credit Agreement between the Registrant and Bank Leumi Le-Israel, B.M., dated April 30, 1995 and related security agreements--incorporated by reference to
		Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ending March 31, 1995

	 10.8   Computer System Acquisition Agreement between the
		Registrant and EtCom Canada, Inc. dated May 17, 1994-- incorporated by reference to Exhibit 10.4 to Form 10-Q of the Registrant for the quarter ended June 30, 1994

	 10.9 Disclosure and License Agreement for Blood Derived Therapeutic Products between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and The New York Blood Center dated November 1, 1994--incorporated by reference to
		Exhibit 10.9 to Form 10-K of the Registrant dated December
		31, 1995

	 10.10 Promissory Note to HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, from Joshua Levy dated January 1, 1996

	 10.11 Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 1, 1996

	 11     Computation of earnings (loss) per common equivalent share

	 21     Subsidiaries of the Registrant

	 23     Consent of Arthur Andersen LLP

	 27     Financial Data Schedule

    *  Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

	 None.

				 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			     HEMACARE CORPORATION



Dated:  March 29, 1996        \s\ Sharon C.  Kaiser
			     --------------------------
			      Sharon C.  Kaiser,
			      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of March, 1996.




	   Signature                          Title
	   ---------                          -----

\s\  Thomas M. Asher
 ------------------------
 Thomas M. Asher                      Chairman of the Board

 \s\  Hal I. Lieberman
- -------------------------
Hal I. Lieberman                      President, Chief Executive Officer
				      and Director(Principal Executive
				      Officer)

 \s\  Joshua Levy
- -------------------------
Joshua Levy                           Senior Vice President, Medical
				      Affairs and Director

 \s\ Sharon C. Kaiser
- --------------------------
Sharon C.  Kaiser                     Chief Financial Officer
				      (Principal Financial and Accounting
				      Officer)

 \s\  Jon B. Victor
- --------------------------
Jon B. Victor                         Director



__________________________
Glenn W. Bartlett                     Director

__________________________
Willis L. Warner                      Director

	   Index to Consolidated Financial Statements and Schedules
			     Item 14(a)(1) and (2)

							       Sequential
								  Page
								 Number

Report of Independent Public Accountants . . . . . . . . . . . .   F-2

Consolidated balance sheets at December 31, 1995 and
 December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .   F-3

For the years ended December 31, 1995, 1994 and 1993:

     Consolidated statements of operations . . . . . . . . . . .   F-4

     Consolidated statements of shareholders' equity . . . . . .   F-5

     Consolidated statements of cash flows . . . . . . . . . . .   F-6

Notes to consolidated financial statements . . . . . . . . . . .   F-7

Report of Independent Public Accountants on Financial
 Statement Schedule. . . . . . . . . . . . . . . . . . . . . . .   S-1

Schedule II - Valuation and Qualifying Accounts. . . . . . . . .   S-2

All other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

	      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of HemaCare Corporation:
- -------------------------------------------------------------------

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



					 /s/ Arthur Andersen LLP
					 -----------------------------
					 ARTHUR ANDERSEN LLP



Los Angeles, California
March 7, 1996


ITEM 14 (a).  FINANCIAL STATEMENTS

			  HEMACARE CORPORATION
		       CONSOLIDATED BALANCE SHEET
		      AT DECEMBER 31, 1995 AND 1994

						      December 31,
						  1995           1994
					       -----------    -----------

		  ASSETS

Current assets:
  Cash and cash equivalents.................   $    996,608   $    786,334
  Short-term investments....................             --        295,434
  Accounts receivable, net of allowance for
   doubtful accounts - $94,489 (1995) and
   $141,243 (1994)..........................      1,626,923      1,606,566
  Product inventories.......................        141,072        117,683
  Supplies..................................        327,517        324,047
  Prepaid expenses..........................        116,874        109,972
  Note receivable from officer - current....         15,000             --
					       -------------  -------------
     Total current assets...................      3,223,994      3,240,036

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,513,443 (1995) and $1,895,863 (1994)...      1,050,576      1,463,261
Note receivable from officer - non-current..         93,973         90,470
Licenses....................................             -       1,394,337
Other assets................................         87,113        100,805
					       -------------  -------------
					       $  4,455,656   $  6,288,909
					       ============   =============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................   $    472,701   $    765,233
  Accrued blood purchases...................        251,487        202,312
  Accrued payroll and payroll taxes.........        309,315        324,408
  Other accrued expenses....................        263,506        267,062
  Current obligations under capital leases..        208,521        221,555
  Line of credit payable to bank............             --        200,000
  Reserve for discontinued operations -
   current..................................        336,387             --
					       -------------  -------------
     Total current liabilities..............      1,841,917      1,980,570

Obligations under capital leases, net
  of current portion........................        648,614        286,998
Other accrued employee benefits.............        138,435        121,406
Reserve for discontinued operations -
  non-current...............................        600,000             --
Commitments and contingencies...............
Shareholders' Equity:
  Common stock, without par value -
   20,000,000 shares authorized,
   5,911,285 and 5,366,381 issued and
   outstanding in 1995 and 1994,
   respectively.............................     12,179,302    11,316,671
 Accumulated deficit........................    (10,952,612)   (7,416,736)
					       -------------  ------------
     Total shareholders' equity.............      1,226,690     3,899,935
					       -------------  ------------
					       $  4,455,656   $ 6,288,909
					       =============  ============

	      See Notes to Consolidated Financial Statements

			   HEMACARE CORPORATION
		   CONSOLIDATED STATEMENTS OF OPERATIONS


						       Years ended December 31,
						  1995             1994             1993
					      ------------     ------------    -------------
Revenues:
  Blood services.........................     $  3,741,174     $  3,940,809    $  4,160,823
  Blood products.........................        7,041,710        6,906,842       7,395,457
					      -------------    -------------   -------------
      Total revenues......................       10,782,884       10,847,651     11,556,280

Cost of sales and services:
   Blood services........................        2,564,856        2,752,751       2,759,905
   Blood products........................        5,510,712        5,131,468       5,489,253
					      -------------    -------------   -------------
      Total cost of sales and services...        8,075,568        7,884,219       8,249,158
					      -------------    -------------   -------------
      Gross profit.......................        2,707,316        2,963,432       3,307,122

General and administrative expense.......        2,225,453        2,284,350       2,559,025
Interest (income) expense:
  Interest income........................          (45,355)         (40,224)        (80,373)
  Interest expense.......................           47,463           42,969          64,772
					      -------------    -------------   -------------
Income from continuing operations before
  income taxes...........................          479,755          676,337         763,698
Provision for income taxes...............               --               --              --

Discontinued operations:
  Loss from discontinued operations......         (901,706)      (2,963,742)     (3,309,466)
  Loss on disposal of discontinued
   operations, including provision
   of $1,034,787 for operating losses
   during phase-out period...............       (3,113,925)              --              --
					      -------------    -------------   -------------
      Net loss...........................     $ (3,535,876)    $ (2,287,405)   $ (2,545,768)
					      =============    =============   =============

Per share amounts:
  Income from continuing operations......     $       0.08     $       0.13    $       0.16

Discontinued operations:
  Loss from discontinued operations......            (0.15)           (0.57)          (0.68)
  Loss on disposal of discontinued
   operations, including provision for
   operating losses during phase-out
   period................................            (0.53)              --              --
					      -------------    -------------   -------------
      Net loss...........................     $      (0.60)    $      (0.44)   $      (0.52)
					      =============    =============   =============

  Weighted average common and common
    equivalent shares outstanding........        5,844,267        5,240,793       4,879,671
					      =============    =============   =============

				  See Notes to Consolidated Financial Statements

					HEMACARE CORPORATION
			CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
		      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

						 Common Stock           Accumulated
					    Shares         Amount         Deficit          Total
					  -----------    -----------    -------------   ------------

Balances, December 31, 1992............   4,357,075      $ 7,249,425    $ (2,583,563)   $ 4,665,862
Exercise of stock options and warrants.      29,417           85,892              --         85,892
Issuance of common stock...............     400,000        1,776,840              --      1,776,840
Issuance of common stock for employee
 401(k) and incentive bonus plans......       5,951           51,960              --         51,960
Issuance of  warrants..................          --          550,000              --        550,000
Net loss...............................          --               --      (2,545,768)    (2,545,768)
					  ----------     ------------   -------------   ------------
Balances, December 31, 1993............    4,792,443       9,714,117      (5,129,331)     4,584,786


Exercise of stock options and warrants.      315,833         665,863              --        665,863
Issuance of common stock...............      250,000         890,087              --        890,087
Issuance of common stock for employee
 401(k) and incentive bonus plans......        8,105          46,604              --         46,604
 Net loss..............................           --              --      (2,287,405)    (2,287,405)
					  ----------     ------------   -------------   ------------
Balances, December 31, 1994............    5,366,381      11,316,671      (7,416,736)     3,899,935

Exercise of stock options and warrants.      528,083         795,925              --        795,925
Compensation expense related to the
 issuance of common stock options at
 a price below market..................           --          12,038              --         12,038
Issuance of common stock for employee
 401(k) and incentive bonus plans......       16,821          54,668              --         54,668
Net loss...............................           --              --      (3,535,876)    (3,535,876)
					  ----------      -----------   -------------   ------------
Balances, December 31, 1995............    5,911,285      $12,179,302   $(10,952,612)   $ 1,226,690
					  ==========      ===========   =============   ============


			   See Notes to Consolidated Financial Statements

					  HEMACARE CORPORATION
				  CONSOLIDATED STATEMENTS OF CASH FLOWS

						       Years ended December 31,
						  1995              1994            1993
					      -------------    -------------    -------------

Cash flows from operating activities:
  Net loss................................... $ (3,535,876)    $ (2,287,405)    $ (2,545,768)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Write-off of assets from discontinued
       operations............................    2,079,138               --               --
     Increase in reserves for discontinued
       operations............................      936,387               --               --
     Write-off of intangible assets..........           --           71,209               --
     Depreciation and amortization of
       plant and equipment...................      434,430          476,880          426,854
     Amortization of intangible assets.......       64,037           65,430           60,124
     Provision for losses on accounts
       receivable............................       29,015          (22,811)          43,065
     Provision for 401(K) matching...........           --               --           49,984
     Issuance of common stock for
       employee compensation.................       66,706           46,604           51,960

  Changes in operating assets and liabilities:
     Decrease (increase) in accounts
       receivable............................      (49,372)        (130,522)         707,184
     Decrease (increase) in inventories,
       supplies and prepaid expenses.........      (33,761)          31,902         (122,930)
     Increase in other assets, net...........      (92,577)          (7,262)         (40,297)
     Increase (decrease) in accounts payable
       and accrued expenses..................     (257,404)         307,545          (12,845)
     Increase (decrease) in other accrued
       employee benefits.....................       17,029          (79,467)          53,220
					      -------------    -------------    -------------
  Net cash used in operating activities......     (342,248)      (1,527,897)      (1,329,449)
					      -------------    -------------    -------------

Cash flows from investing activities:
  Acquisition of licenses....................          --          (315,000)        (250,000)
  Increase in note receivable from officer...      (18,503)         (90,470)              --
  Decrease (increase) in short-term
    investments..............................      295,434          201,368           40,108
  Purchase of plant and equipment, net.......     (181,527)        (108,358)        (714,170)
					      -------------    -------------    -------------
  Net cash used in investing activities......       95,404         (312,460)        (924,062)
					      -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock.....      795,925        1,555,950        1,862,732
  Proceeds from line of credit...............           --          400,000               --
  Principal payments on line of credit
    and capital leases.......................     (338,807)        (479,176)        (290,004)
					      -------------    -------------    -------------
  Net cash provided by financing
    activities...............................      457,118        1,476,774        1,572,728
					      -------------    -------------    -------------

  Increase (decrease) in cash and cash
    equivalents..............................      210,274         (363,583)        (680,783)
  Cash and cash equivalents at beginning
    of period................................      786,334        1,149,917        1,830,700
					      -------------    -------------    -------------
  Cash and cash equivalents at end
    of period................................ $    996,608     $    786,334     $  1,149,917
					      =============    =============    =============

Supplemental disclosure:
  Interest paid.............................. $     47,463     $     42,969     $     64,772
					      =============    =============    =============

Items not impacting cash flows:
  Increase in capital lease obligations...... $    487,389     $    107,623     $    274,440
					      =============    =============    =============
Issuance of common stock warrants for
    acquisition of license................... $         --     $         --     $    550,000
					      =============    =============    =============


					  See Notes to Consolidated Financial Statements

								  F-6
                                                                  23


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization
- ---------------------

HemaCare Corporation was incorporated in California in 1978 for the purpose of providing community-based blood services and blood products to hospitals.

In September 1995, the Company formed Gateway Community Blood Program, Inc.
("Gateway"), a wholly-owned subsidiary incorporated in Missouri, to provide blood products and services in portions of Missouri and Illinois.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary
HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath(TM), an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome ("AIDS ").
In November of 1995, the Company's Board of Directors decided to discontinue the operations of HBI. (Note 11)

In 1992, the Company acquired Georgia Hemapheresis Services (GHS), a company it had previously managed. GHS was merged into HemaCare Corporation and is now a division HemaCare Corporation. GHS provides therapeutic services to hospitals in northern Georgia.

HemaCare Corporation and its wholly-owned subsidiaries are referred to as "HemaCare" or the "Company" in these Notes.

Note 2 - Summary of Accounting Policies
- ---------------------------------------

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of HemaCare, Gateway and HBI. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. (Note 11)

Cash, Cash Equivalents and Short-term Investments: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of U.S. government treasury bills.

Financial Instruments: Cash and cash equivalents, short-term investments, accounts receivable and accounts payable are carried at cost which approximates fair value. The interest rate applied to notes receivable and capital leases is equal to the Company's borrowing rate, and therefore their carrying value approximates fair value.

Revenues and Accounts Receivable: Revenues are recognized upon the sale of blood products or the performance of blood services. Blood services revenues consist primarily of mobile therapeutics sales, while blood product revenues consist primarily of sales of single donor platelets and blood components that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectibility.

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies directly related to procedures for collecting and manufacturing products and providing therapeutic services.

Plant and Equipment: Plant and equipment is stated at original cost.
Furniture, fixtures, equipment and automobiles are depreciated using the straight-line method over 3 to 5 years. Leasehold improvements are amortized over the length of the lease, ranging from 5 to 10 years. Capital equipment leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term. The cost of normal repairs and maintenance are expensed as incurred.

Other Assets: As of December 31, 1995 and 1994, other assets consisted primarily of deposits.

Licenses: At December 31, 1994, licenses consisted of FDA licenses which permitted the Company to harvest and sell certain blood products and a license agreement with Medicorp Inc. ("Medicorp") for the rights to the United States patent to commercialize Immupath. Costs were amortized on a straight-line basis over the shorter of the length of the license agreement or 40 years. Accumulated amortization of licenses was $175,522 at December
31, 1994. In November 1995, the Company discontinued operations of HBI and wrote off the unamortized book value of the licenses. (Notes 9 and 11)

Goodwill: In 1993, goodwill associated with the acquisition of GHS was being amortized over 40 years. Due to market factors, GHS has incurred losses for the past three years. Although management believes that GHS can operate at least at break-even level and has taken steps to reduce its operating costs, the Company wrote off goodwill ($71,209) related to the acquisition in 1994. The write off is included in General and Administrative Expense.

Long-Lived Assets: In March 1995, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No.
121 "Accounting For the Impairment of Long-Lived Assets and For Long-
Lived Assets to Be Disposed Of" ("SFAS 121").   SFAS 121 requires that
long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in
circumstances indicate that the carrying amount of an asset may not be recoverable.  SFAS 121 must be adopted by the Company no later than
January 1, 1996. The Company does not expect that the implementation of this statement will have a material impact on its financial position or its results of operations.

Income Taxes: Income taxes are computed under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" ("SFAS 109").

Per Share Data:  Per share data is computed by dividing net income
(loss) by the weighted average number of common and dilutive common share equivalents outstanding during each period. In 1995, 1994 and 1993, shares issuable upon the exercise of stock warrants and options are included in the weighted average common shares outstanding because their effect is dilutive on income from continuing operations.

Reclassification: Certain 1994 and 1993 amounts have been reclassified to conform with 1995 presentations.

Note 3 - Plant and Equipment
- -----------------------------

Plant and equipment consists of the following:

					     December 31,
					1995            1994
				    ------------    -------------
Furniture, fixtures and
 equipment.......................   $ 2,148,912     $ 2,787,123
Leasehold improvements...........       167,572         299,678
Construction in progress.........       247,535         272,323
				    ------------    ------------
				      2,564,019       3,359,124
Less accumulated depreciation
 and amortization................    (1,513,443)     (1,895,863)
				    ------------    ------------
				    $ 1,050,576     $ 1,463,261
				    ============    ============

Equipment with a cost of $1,172,251 in 1995 and $1,004,998 in 1994 is financed by capital leases. In the fourth quarter of 1995, the Company wrote off $614,521, including $85,981 financed by capital leases, of leasehold improvements, equipment and accumulated depreciation which were related to HBI s discontinued operations. (Note 11)

Note 4 - Debt Financing
- -----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Under the terms of the credit line, the Company may borrow up to 70 percent of eligible accounts receivable, up to a maximum of $700,000. Interest on credit line borrowings is at the lender's prime rate (8.5 percent at December 31, 1995) plus one-half of a percentage point. The Company is required to maintain cash and/or short-term security balances of at least $400,000 (excluding borrowings) at all times. After the write off associated with discontinued operations (Note 11), the Company was in default under certain covenants of the credit line agreement. The bank has waived compliance with these covenants through the April 30, 1996 effective date of the credit line. The Company has requested its bank to renew the credit agreement. There were no borrowings outstanding on the credit line at December 31, 1995. At December 31, 1994, there was
$200,000 outstanding under the line of credit.

Note 5 - Leases
- ---------------

The Company has entered into several capital leases for equipment.
Future minimum capital lease payments, which expire at various times during the period from 1996 to 2001, are as follows:

Year Ending December 31,
1996...........................    $  274,425
1997...........................       275,124
1998...........................       276,292
1999...........................       134,323
2000...........................        70,100
				   -----------
Total minimum lease payments...     1,030,264
Less:  Amount representing
	interest...............       173,129
				   -----------
Present value of minimum lease
  payments.....................    $  857,135
				   ===========

Future minimum rentals under operating leases, which expire in 1996 through 2001, are as follows:

Year Ending December 31,
1996...........................    $  698,281
1997...........................       359,318
1998...........................       253,440
1999...........................       133,169
2000...........................       127,918
Thereafter.....................        20,842
				   -----------
				   $1,592,968
				   ===========

Total rent expense under all operating leases was $565,617, $648,397 and $636,101 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 6 - Income Taxes
- ---------------------

Effective January 1, 1993, the Company adopted SFAS 109. SFAS 109 requires, among other things, a change to the liability method of computing deferred income taxes. The change had no cumulative income or loss effect on the Company's financial statements. The Company incurred losses for each of the last three years and therefore has not recorded a provision for income taxes.

The approximate tax effects of temporary differences which gave rise to significant deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows:

					 1995            1994
				      -----------     -----------
Current:
Accrued expenses deferred for
 tax purposes.....................    $   650,827     $   151,640
Deferred:
Depreciation and amortization ....        316,511         324,638
Deferred research and
 development expenses.............        195,032         100,926
Other.............................       (201,505)         10,295
Net operating loss carryforwards..      2,659,094       2,280,248
Tax credit carryforwards..........        966,697         810,216
				      ------------    ------------
Total deferred assets.............      4,586,656       3,677,963
Valuation allowance...............     (4,586,656)     (3,677,963)
				      ------------    ------------
				      $         0     $         0
				      ============    ============

At December 31, 1995 and 1994, the Company had net operating loss carryforwards available for federal income tax purposes of $6,722,000
(expiring from 2004 to 2010) and $5,887,000 (expiring from 2003 and
2009), respectively.

The Company also had net operating loss carryforwards available for state income tax purposes of approximately $3,244,000 at December 31, 1995 and $3,045,000 at December 31, 1994, the majority of which are California losses scheduled to expire between 1997 and 2000, in 1995, and between 1995 to 1999, in 1994.

At December 31, 1995, the Company had federal income tax credit carryforwards of approximately $626,000 scheduled to expire between the years 1996 and 2010 and state tax credit carryforwards of approximately $341,000 which are not subject to expiration.

Note 7 - Shareholders' Equity
- -----------------------------

In May 1993, the Company sold 400,000 shares of common stock at $5.00 per share in a private placement from which it received net proceeds of approximately $1,800,000. In connection with this sale, the Company granted warrants (which expire May 6, 1998) to purchase
40,000 shares of the Company's common stock at $6.50 per share to the sales agent who represented the Company.

In 1994, the shareholders of the Company voted to approve an amendment to the 1986 Employee Stock Option Plan (the "Plan") authorizing the Company to grant options to purchase up to an aggregate of 960,000 shares of the Company's common stock. As of December 31, 1995, there were options outstanding under the Plan to purchase 395,800 shares of common stock at prices ranging from $1.13 to $6.69 per share (339,967 options were exercisable). As of December 31, 1995, 271,751 options had been exercised under the Plan.

The table below summarizes transactions in the Plan during 1995, 1994 and 1993.

				   1995        1994        1993
				----------   ---------   ---------
Options outstanding at
 beginning of year.............   581,083     516,916     461,832
Granted........................    37,800     167,000     140,000
Exercised......................    28,083      65,833      29,417
Canceled.......................   195,000      37,000      55,499
				----------   ---------   ---------
Options outstanding at end of
  year ($1.13 to $7.62 per
  share).......................   395,800     581,083     516,916
				==========   =========   =========
Exercisable....................   339,967     368,417     358,417
				==========   =========   =========
Available for grant............   292,449     135,249     105,249
				==========   =========   =========

The Company makes a one-time grant of Plan options to each non-employee director (Director) at the time of joining the Board.
Director options outstanding totaled 45,000 at December 31, 1995,
1994 and 1993. All options were at fair market value at date of grant.

In April 1994, HemaCare sold 250,000 units of common stock and common stock purchase warrants (at $4.00 per unit) in an offshore transaction from which it received net proceeds of approximately $900,000. Each unit consisted of one share of the Company's common stock and three warrants to purchase additional shares. The terms of the warrants were modified in July 1994 through an exchange offer. The first group of 250,000 warrants was exercised in full in September 1994 resulting in net proceeds of approximately $500,000. The second group of 250,000 warrants was fully exercised in the first quarter of 1995 and yielded net proceeds of approximately $350,000. In consideration of this exercise, which was made
45 days prior the expiration date, a fourth group of 250,000 warrants exercisable at a price of $3.50 per share and expiring in December 1998 was granted to the purchaser. The third group of 250,000 warrants was exercised in June and July 1995, yielding net proceeds of approximately
$390,000.  The fourth group of options remains outstanding at December
31, 1995. In connection with the sale of the units and the subsequent exercise of related warrants, the Company granted to the finder warrants to purchase 50,000 shares of the Company's common stock
(Finder Warrants). The Finder Warrants expire five years from their issue date and are exercisable at prices ranging from $1.45 to $4.00. Up to 12,500 additional Finder Warrants may be issued at $3.50 per share, depending on the number of the fourth group of 250,000 warrants which are exercised.

On September 30, 1994, the Company amended and restated the terms of its July 1993 contingent warrant agreements with three consultants to reduce the purchase price and the total number of shares of Common
Stock purchasable upon exercise of the warrants from 20,000 to 10,000 for each of the three agreements. The expiration date of the warrants remain at June 30, 2002, but a contingency related to the market price of the Company's common stock exceeding certain targets before certain dates was removed.

In November 1995, the financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123  "Accounting for
Stock Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock based compensation plans and requires certain disclosures with respect to these plans. The Company will adopt SFAS 123 disclosures effective January 1, 1996.

Note 8 -  Employee Salary Deferral Plan
- ---------------------------------------

As of January 1, 1990, HemaCare adopted an Employee Salary Deferral
Plan which qualifies under Section 401(K) of the Internal Revenue
Service Code (the "401K Plan"). The 401K Plan covers all employees who are at least 21 years of age, have one year of service and who work at least 1,000 hours per year. Eligible employees may contribute up to 12 percent of their pre-tax salaries, subject to certain limitations. HemaCare matches 50 percent of the first 5 percent of each participant's contribution on an annual basis with HemaCare common stock. During 1995, 1994 and 1993, HemaCare issued
16,821 shares ($54,668), 8,105 shares ($46,604) and 5,591 shares
($51,960) of common stock as matching contributions for the 1994, 1993 and 1992 plan years, respectively. HemaCare plans to issue approximately 12,480 shares in 1996 as matching contributions for the 1995 plan year.

Note 9 - Commitments and Contingencies
- --------------------------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. At this stage in the proceedings, neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material impact on the Company's financial condition and results of operations.

In September 1995, the Company entered into a letter of intent to make royalty payments to certain parties in consideration of certain commitments to the establishment of Gateway. The definitive agreement providing for the payment of these royalties has not been completed due to a dispute with one of the parties. The letter of intent provides for cash royalties of 20 percent of Gateway's cash flow and shares of HemaCare common stock with a value equal to the cash royalty, up to a maximum of 500,000 shares of HemaCare common stock.
Royalty payments commence after the Company recovers its initial investment in Gateway including capital expenditures and operating deficits and terminate in 2003.
                                 F-12


In November 1995, the Company terminated its license agreement with Medicorp (Note 2) due to a default by the license holder. The Company also notified Medicorp that the stock purchase warrants (exercisable for 400,000 shares of HemaCare common stock at $5.50 per share) issued by the Company to Medicorp had terminated under their terms, due to the default. Medicorp has denied that it has breached the license agreement and has alleged that the Company is liable for royalties under the license agreement of approximately $425,000 and that its warrants remain outstanding. The Company intends to vigorously defend any legal action which may result from this dispute.

In February 1996, the Company terminated an agreement with a vendor, based on an unsatisfactory level of performance of the product. The vendor is disputing the basis for the termination. The Company intends to vigorously defend any legal action which may result from this dispute, and the resolution of this matter is not expected to have a material impact on the Company s future financial position or results of operations.

Note 10 - Segment and Related Party Information
- -----------------------------------------------

The Company operates within one industry, blood services and products. In 1994 and 1993, there were no sales to any single, unaffiliated customer which exceeded 10 percent of total revenues.
In 1995, sales to one unaffiliated hospital of $1,077,000 accounted for 10 percent of revenue.

The Company s medical director, Joshua Levy, as part of his private medical practice in the treatment of his own patients, receives professional fees from patients, insurers or other third-party payors for supervising therapeutic hemapheresis procedures at hospitals where the Company provided such service. Company sales to unaffiliated customers through this related party medical practice were approximately $802,000 (7%), $1,043,000 (9%) and $962,000 (8%)
for the years ended December 31, 1995, 1994 and 1993, respectively.

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy totaling $98,307. The proceeds of these loans were used to refinance existing debt which was collateralized by HemaCare stock owned by Dr. Levy. Interest accrued for the years ended December 31, 1995 and 1994 totaled $9,571 and $1,095, respectively. In January
1996, these individual notes were consolidated into a promissory note which accrues interest at a rate equal to the rate the Company pays under its line of credit (Note 4), adjusted quarterly. The note is collateralized by HemaCare stock owned by Dr. Levy. The note requires four annual installment payments of $15,000 due on January
31 and the balance of the principal and accrued interest is due on January 31, 2000. The Company received its first annual installment payment of $15,000 in January 1996.

Note 11 - Discontinued Operations
- ---------------------------------

In November 1995, the Company s Board of Directors decided to discontinue the operations of HBI, including the research and development of Immupath and the associated specialty plasma business.
In connection with this decision, the Company wrote off the remaining book value of HBI s assets ($2,079,138) and provided a reserve for estimated operating losses ($1,034,787) from the November 30, 1995 measurement date through December 1996, the expected date of substantial completion of disposal. The operating loss reserve was estimated based on the best available information. However, actual operating losses during the disposition period may differ from the estimate. The Company is actively pursuing a sale of HBI s research and development and associated specialty plasma business assets.

                                F-13
                                30

The net losses of the research and development and associated speciality plasma operations prior to December 1, 1995 are included in the consolidated statements of operations as a loss from discontinued operations. Revenues from such operations were $159,732 for the eleven months ended November 30, 1995, and $202,941 and $239,695 for the years ended December 31, 1994 and 1993, respectively. Net loss from discontinued operations for the month of December 1995 was $98,400.

The loss on the disposition of HBI s operations has been accounted for as discontinued operations, and prior years financial statements have been restated to reflect the discontinuation of these operations.

Note 12 - Subsequent Event
- --------------------------

The University of Southern California Blood Center (USC Blood
Center), a full-service blood donation and services facility, opened in February 1996. The USC Blood Center facility is leased from USC and is staffed and operated by HemaCare under its Food and Drug
Administration ("FDA") license.  Located on the USC Health Sciences
Campus in Los Angeles, California, the center provides services to the USC/Norris Comprehensive Cancer Center and Hospital and the USC
University Hospital (the "USC Hospitals"). The USC Hospitals have agreed that HemaCare will be their primary provider of blood products and therapeutic services. Pathologists on the USC medical faculty provide medical direction services for the USC Blood Center as consultants to the Company.


				 F-14

		REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
		    ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and Board of Directors of HemaCare Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HemaCare
Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 7, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




				    /s/ Arthur Andersen LLP
				    --------------------
				    ARTHUR ANDERSEN LLP



Los Angeles, California
March 7, 1996


				   S-1

			  HEMACARE CORPORATION
	   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	 For The Years Ended December 31, 1995, 1994 and 1993



						    Additions
					    ----------------------------
			    Balance at      Charged to        Charged                     Balance
			     beginning       costs and        to other                   at end of
    Description              of period       expenses         accounts      Write-offs     period
- ------------------------    ----------      ----------       ----------     ----------   ---------
Year ended December 31,
 1995 -  Allowance for
 uncollectible accounts     $  141,243      $ 29,015         $     --       $  75,769    $  94,489

Year ended December 31,
 1994 - Allowance for
 uncollectible accounts     $  167,184      $(22,811)(1)     $ (1,437)(2)   $   1,693    $ 141,243

Year ended December 31,
 1993 - Allowance for
 uncollectible accounts     $  289,229      $ 43,065         $     --       $ 165,110(3) $ 167,184

1) Includes a net reduction in the reserve of $84,282 based on the year ending aging at December 31, 1994.

2) Amount charged to other accounts in 1994 consisted of $1,437 for collection for accounts written off in prior years.

3) Write-off amounts for 1993 included $53,424 related to continuing operations and $111,686 related to discontinued operations.

				  S-2

			    INDEX TO EXHIBITS

								     Sequential
								     Page Number
3.1   Restated Articles of Incorporation of the Registrant.........       36

3.2   Bylaws of the Registrant--incorporated by reference to
      Exhibit 3.2 to Form 10-K of the Registrant for the year
      ended December 31, 1992......................................

4.1   Warrant Agreement between the Registrant and Medicorp Inc.
      dated February  17, 1993--incorporated by reference to
      Exhibit 4 to the Current Report on Form 8-K of the
      Registrant dated February 17, 1993...........................

4.2   Warrant Agreement between the Registrant and Huss Kealy
      Sinclair dated May 7, 1993--incorporated by reference
      to Registration Statement on Form S-3 of the Registrant
      (File No. 33-44869)..........................................

4.3   Form of Warrant Agreement between the Registrant and each
      of the following consultants: British Far East Holdings,
      Ltd., Joseph T. McDonald and E. Keene Wolcott dated
      September 30, 1994--incorporated by reference to Exhibit
      4.1 to Form 10-Q of the Registrant for the quarter ended
      September 30, 1994...........................................

4.4   Offshore Securities Subscription Agreement between the
      Registrant and Tesoma Overseas, Inc., dated April 8, 1994
      --incorporated by reference to Exhibit  4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1994..........

4.5   Warrant Agreement between the Registrant and Torrey Pines
      Securities, Inc., dated April 8, 1994--incorporated by
      reference to Exhibit 4.2 to Form 10-Q of the Registrant
      for the quarter ended March 31, 1994.........................

4.6   Amendment to Warrant Agreement between the Registrant and
      Torrey Pines Securities dated April 3, 1995--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1995.............................

4.7   Warrant Agreement between the Registrant and M.A. Levy and
      Associates dated March 1, 1995--incorporated by reference to
      Exhibit 4.7 to Form 10-K of the Registrant for the year ended
      December 31, 1994............................................

4.8   Form of Warrant Agreement between the Registrant and Tesoma
      Overseas, Inc. dated February 9, 1995--incorporated by
      reference to Exhibit 4.8 to Form 10-K of the Registrant for the year ended December 31, 1994.............................

10.1* 1986 Employee Stock Option Plan, as amended and restated
      through October 1994--incorporated by reference to Exhibit
      10.4 to Form 10-Q of the Registrant for the quarter ended
      September 30, 1994...........................................

10.2  Lease dated July 10, 1986 between the Registrant and
      Addison Place Partners--incorporated by reference
      to Registration Statement on Form S-18 of the Registrant
      (File No. 33-8513-LA)........................................

10.3  Amendment No. 1 to  Lease between the Registrant and
      Addison Place Partners dated March 30, 1993--incorporated
      by reference to Exhibit 10.3 to Form 10-K of the Registrant for the year ended December 31, 1994.........................

								     Sequential
								     Page Number
								     -----------

10.4* Employment Agreement between Harold I. Lieberman and the
      Registrant, dated September 19, 1988 -- incorporated by
      reference to Exhibit 10.4 to Form 10-K of the Registrant
      for the year ended December 31, 1994.........................

10.5* Amendment to Employment Agreement between the Registrant and Harold I. Lieberman, dated September 19, 1989
      --incorporated by reference to Exhibit 10.5 to Form 10-K
      of the Registrant for the year ended December 31, 1994........

10.6  License agreement between the Registrant and Medicorp Inc.
      dated February 17, 1993--incorporated by reference to
      Exhibit 10 to the Current Report on Form 8-K of the
      Registrant dated February 17, 1993............................

10.7  Revolving Credit Agreement between the Registrant and
      Bank Leumi Le-Israel, B.M., dated April 30, 1995 and
      related security agreements--incorporated by reference
      to Exhibit 10.1 to Form 10-Q of the Registrant for the
      quarter ending March 31, 1995.................................

10.8  Computer System Acquisition Agreement between the
      Registrant and EtCom Canada, Inc. dated May 17,
      1994--incorporated by reference to Exhibit 10.4 to Form
      10-Q of the Registrant for the quarter ended June 30, 1994....

10.9  Disclosure and License Agreement for Blood Derived
      Therapeutic Products between HemaBiologics, Inc., a
      wholly owned subsidiary of the Registrant, and The New York
      Blood Center dated November 1, 1994--incorporated by
      reference to Exhibit 10.9 to Form 10-K of the Registrant
      for the year ended December 31, 1994..........................

10.10 Promissory Note to HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, from Joshua Levy dated
      January 1, 1996...............................................      40

10.11 Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January
      1, 1996.......................................................      42

11    Computation of earnings (loss) per common equivalent share....      48

21    Subsidiaries of the Registrant................................      49

23    Consent of Arthur Andersen LLP................................      50

27    Financial Data Schedule.......................................      51

*  Denotes a management contract or compensatory plan or arrangement.