Form 10-K405/A
period 1995-12-31
HEMACARE CORP /CA/
filed 1996-04-12
CIK 801748

=============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             FORM 10-K/A-1

(Mark one)
  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For fiscal year ended December 31, 1995

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from  _____________  to ___________
Commission file number 0-15223

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

                              ----------------

Registrant's telephone number, including area code: (818) 986-3883 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                         (without par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

As of March 25, 1996, 5,929,285 shares of Common Stock of the Registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date (based upon the average of the closing bid and asked prices of the Common Stock as reported on NASDAQ) was approximately $17,058,704.

Portions of the Registrant's definitive Proxy Statement for its June 5, 1996 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

=============================================================================

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations to include updated disclosures concerning the effect on revenues of certain pricing practices engaged in by the American Red Cross being challenged by the Registrant in legal proceedings.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEMACARE CORPORATION

Dated: April 12, 1996                By: /s/ Sharon C. Kaiser
                                     --------------------------------
                                     Sharon C. Kaiser
                                     Vice President, Finance and
                                     Chief Financial Officer

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

Both 1995 and 1994 revenues were materially adversely affected by pricing practices employed by the Los Angeles Region Blood Service of the American Red Cross ("ARC"), which the Company has alleged violate antitrust laws. ARC provides preferred pricing and other considerations to its customers who purchase at least 90% of their requirements for each type of blood product from ARC, regardless of volume. As a result, ARC customers may be compelled to purchase certain blood products from ARC at higher prices than those offered by the Company. In December 1995, the Company filed an antitrust and unfair competition against ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief.

In 1995, the decrease in blood products revenues due to the ARC pricing practices were offset by increased sales to existing customers with increased needs and the addition of new apheresis and component customers. The decrease in platelet sales in 1994 also reflects the loss of: 1) a significant hospital customer because of damage from the January 1994 earthquake and
2)major customers who developed in-house platelet manufacturing programs, reducing their demand for the Company's products. The Company added new customers in 1994 which offset some of the reductions described above. Management believes that the future growth of platelet product sales will be modest in the southern California market, and although it expects demand for component products to increase, sales of distributed component products may also be flat because the Company may not be able to obtain purchased products for its customers at an attractive price because of the overall blood shortage in the U.S. Sales of Company-manufactured component products are expected to increase as donation's at the USC Blood Center and Gateway increase.

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

Gross Profit - Continuing Operations
- -------------------------------------

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

Expansion Operations

The USC Blood Center and Gateway commenced operations in February 1996 and December 1995, respectively. Operating losses associated with the start up of these new operations reduced the Company's 1995 overall gross profit margin by 2%. (See "Liquidity and Capital Resources")

Blood Products

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