Form 10-Q
period 1996-03-31
HEMACARE CORP /CA/
filed 1996-05-14
CIK 801748

=============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  YES /X/   NO / /

As of May 13, 1996, 5,941,765 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

                             INDEX

                      HEMACARE CORPORATION




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets--March 31, 1996 and December 31, 1995

          Consolidated statements of operations--Three months ended March 31, 1996 and 1995

          Consolidated statements of cash flows--Three months ended March 31, 1996 and 1995

          Notes to consolidated financial statements--March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -------  --------------------

                             HEMACARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,      December 31,
                                                          1996             1995
                                                       (Unaudited)
                                                       ------------    ------------

                       ASSETS

Current assets:
  Cash and cash equivalents.........................   $    820,000    $    997,000
  Accounts receivable, net of allowance for
    doubtful accounts - $110,000 (1996) and
    $95,000 (1995)..................................      1,373,000       1,627,000
  Product inventories...............................        153,000         141,000
  Supplies..........................................        294,000         328,000
  Prepaid expenses..................................        114,000         117,000
  Note receivable from officer - current............         15,000          15,000
                                                       -------------   -------------
       Total current assets.........................   $  2,769,000    $  3,225,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,605,000 (1996) and $1,513,000 (1995)...........        994,000       1,051,000
Note receivable from officer - non-current..........         81,000          94,000
Other assets........................................         98,000          87,000
                                                       -------------   -------------
                                                       $  3,942,000    $  4,457,000
                                                       =============   =============
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................   $    536,000    $    473,000
  Accrued blood purchases...........................        161,000         252,000
  Accrued payroll and payroll taxes.................        344,000         310,000
  Other accrued expenses............................        212,000         264,000
  Current obligations under capital leases..........        215,000         209,000
  Reserve for discontinued operations - current.....        246,000         336,000
                                                       -------------   -------------
        Total current liabilities...................      1,714,000       1,844,000

Obligations under capital leases, net
  of current portion................................        644,000         649,000
Other accrued employee benefits.....................        176,000         138,000
Reserve for discontinued operations - non-current...        600,000         600,000
Commitments and contingencies
Shareholders' equity:
  Common stock, without par value -
       20,000,000 shares authorized,
       5,929,285 and 5,911,285 issued
       and outstanding in 1996 and 1995,
       respectively.................................     12,210,000      12,179,000
  Accumulated deficit...............................    (11,402,000)    (10,953,000)
                                                       -------------   -------------
        Total shareholders' equity..................        808,000       1,226,000
                                                       -------------   -------------
                                                       $  3,942,000    $  4,457,000
                                                       =============   =============

                     See Notes to Consolidated Financial Statements

                                  HEMACARE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                       Three months ended March 31,
                                                           1996           1995
                                                       -------------  -------------
Revenues:
  Blood products....................................   $ 1,684,000    $ 1,726,000
  Blood services....................................     1,126,000        960,000
                                                        ------------  ------------
      Total revenues................................     2,810,000      2,686,000

Operating costs and expenses:
  Blood products....................................     1,874,000      1,262,000
  Blood services....................................       747,000        694,000
                                                       ------------   ------------
      Total operating costs and expenses............     2,621,000      1,956,000
                                                       ------------   ------------
      Operating profit..............................       189,000        730,000

General and administrative expense..................       627,000        488,000

Interest income.....................................         9,000         15,000
Interest expense....................................       (20,000)        (8,000)
                                                       ------------   ------------
Income (loss) from continuing operations before
  income taxes......................................      (449,000)       249,000
Provision for income taxes..........................            --             --

Discontinued operations:
  Loss from discontinued operations.................            --       (297,000)
                                                       ------------   ------------
  Net loss..........................................   $  (449,000)   $   (48,000)
                                                       ============   ============
Per share amounts:
Income (loss) from continuing operations............   $     (0.07)   $      0.04

Discontinued operations:
  Loss from discontinued operations.................            --          (0.05)
                                                       ------------   ------------
  Net loss..........................................   $     (0.07)   $     (0.01)
                                                       ============   ============
  Weighted average common and common
    equivalent shares outstanding...................     6,069,642      5,567,628
                                                       ============   ============

                             See Notes to Consolidated Financial Statements

                           HEMACARE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                           Three months ended March 31,
                                                              1996            1995
                                                          -------------   -------------
Cash flows from operating activities:
  Net loss.............................................   $ (449,000)     $   (48,000)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization..................       81,000          128,000
        Provision for losses on accounts receivable....       15,000           16,000
        Issuance of common stock for employee
          compensation.................................           --           55,000

  Changes in operating assets and liabilities:
       Decrease in accounts receivable.................      288,000          270,000
       Decrease (increase) in inventories, supplies
         and prepaid expenses..........................       25,000         (101,000)
       Increase in other assets, net...................      (11,000)          (7,000)
       Decrease in accounts payable and accrued
         expenses......................................      (46,000)        (428,000)
       Increase (decrease) in other accrued employee
          benefits.....................................       38,000          (44,000)
       Net expenditures for discontinued operations....      (90,000)              --
                                                          -----------     ------------
   Net cash used in operating activities...............     (149,000)        (159,000)
                                                          -----------     ------------
Cash flows from investing activities:
  Decrease (increase) in note receivable from officer..       13,000          (11,000)
  Increase in short-term investments...................           --           (4,000)
  Purchase of plant and equipment, net.................      (36,000)         (25,000)
                                                          -----------     ------------
  Net cash used in investing activities................      (23,000)         (40,000)
                                                          -----------     ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............       31,000          357,000
  Principal payments on line of credit and capital
     leases............................................      (36,000)         (33,000)
                                                          -----------     ------------
  Net cash (used in) provided by financing activities..       (5,000)         324,000
                                                          -----------     ------------
  Increase (decrease) in cash and cash equivalents.....     (177,000)         125,000
  Cash and cash equivalents at beginning of period.....      997,000          786,000
                                                          -----------     ------------
  Cash and cash equivalents at end of period...........   $  820,000      $   911,000
                                                          ===========     ============
Supplemental disclosure:
  Interest paid........................................   $   20,000      $     8,000
                                                          ===========     ============
Items not impacting cash flows:
  Increase in capital lease obligations................   $   37,000      $   167,000
                                                          ===========     ============

                  See Notes to Consolidated Financial Statements
                                       5

HEMACARE CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and General Information
- ------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

From 1990 to November 1995, the Company, through its wholly owned subsidiary, HemaBiologics, Inc. ("HBI"), conducted research and development of ImmupathTM, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome ("AIDS"). The Company had a license agreement with Medicorp, Inc. ("Medicorp") for the rights to the United States patent to commercialize Immupath. In November 1995, the Company's Board of Directors decided to discontinue the operations of HBI. (Notes 2 and 5).

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in portions of Missouri and Illinois.

The Company opened its University of Southern California Blood Center ("USC Blood Center"), a full-service blood donation and services facility, in February 1996. The USC Blood Center facility is leased from USC and is staffed and operated by HemaCare under its Food and Drug Administration ("FDA") license. Located on the USC Health Sciences Campus in Los Angeles, California, the center provides services to the USC/Norris Comprehensive Cancer Center and Hospital and the USC University Hospital (the "USC Hospitals"). The USC Hospitals have agreed that HemaCare will be their primary provider of blood products and therapeutic services for the three-year period ending February 1999. Pathologists on the USC medical faculty provide medical direction services for the USC Blood Center as consultants to the Company.

Note 2 - Discontinued Operations
- --------------------------------

In November 1995, the Company's Board of Directors decided to discontinue the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. In connection with this decision, the Company wrote off the remaining book value of HBI's assets and provided a reserve for estimated operating losses from the November 30, 1995 measurement date through December 1996, the expected date of substantial completion of disposal. The loss on the disposition of HBI's operations has been accounted for as discontinued operations, and prior year financial statements have been restated to reflect the discontinuation of these operations. Revenues from such operations for the three months ended March 31, 1995 were $70,000.

Net loss from discontinued operations for the first quarter of 1996 of $90,000 reduced the reserve for discontinued operations. The operating loss reserve was estimated based on the best available information. However, actual operating losses during the disposition period may differ from the estimate. The Company has been actively pursuing a sale of HBI's research and development and associated specialty plasma assets, and in May 1996, the Company signed a definitive agreement to sell substantially all the tangible assets of the discontinued operations and two of the three remaining FDA source plasma licenses. Closing of the sale is contingent upon obtaining FDA approval to transfer the licenses to the purchaser and certain other conditions.

Note 3 - Line of Credit
- -----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. At March 31, 1996, the Company was in technical violation of certain of the covenants of its credit line agreement, due to the write off of the assets of its discontinued operations (Note 2). However, its lender had waived compliance with these covenants through April 30, 1996, the credit line expiration date. Effective May 1, 1996, the credit line was renewed through
April 30, 1997.   Under the terms of the new credit line agreement, the
Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios and achieve defined operating objectives, including maintaining a tangible net worth of not less than $370,000 prior to September 30, 1996 and not less than $2 million thereafter. Interest on credit line borrowings is at the lender's prime rate (8.25% at March 31, 1996) plus one-half of a percentage point. There were no borrowings outstanding on the credit line at March 31, 1996. On April 17, 1996 and May 7, 1996, the Company borrowed $200,000 and $100,000, respectively, under the line of credit.

Note 4 - Shareholders' Equity
- -----------------------------

In April 1994, HemaCare sold 250,000 units consisting of one share of common stock and three warrants to purchase additional shares (at $4.00 per unit) in an offshore transaction, from which it received net proceeds of approximately $900,000. The second group of 250,000 warrants was fully exercised in the first quarter of 1995 and yielded net proceeds of approximately $350,000. In consideration of this exercise, which was made 45 days prior to the expiration date, a fourth group of 250,000 warrants exercisable at a price of $3.50 per share and expiring in December 1998 was granted to the purchaser. The third group of 250,000 warrants was exercised in June and July 1995, yielding net proceeds of approximately $390,000. The fourth group of options remains outstanding at March 31, 1996. In connection with the sale of the units and the subsequent exercise of related warrants, the Company granted to the finder warrants to purchase 50,000 shares of the Company's common stock (Finder Warrants). The Finder Warrants expire five years from their issue date and are exercisable at prices ranging from $1.45 to $4.00. Up to 12,500 additional Finder Warrants may be issued at $3.50 per share, depending on the number of the fourth group of 250,000 warrants which are exercised.

In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock based compensation plans and requires certain disclosures with respect to these plans. The Company will adopt SFAS 123 prior to December 31, 1996.

Note 5 - Commitments and Contingencies
- --------------------------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. At this stage in the proceedings, neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material impact on the Company's financial conditions and results of operations.

In September 1995, the Company entered into a letter of intent to make royalty payments to certain parties in consideration of certain commitments to the establishment of Gateway. The definitive agreement providing for the payment of these royalties has not been completed due to a dispute with one of the parties. The letter of intent provides for cash royalties of 20% of Gateway's cash flow, as defined, and shares of HemaCare common stock with a value equal to the cash royalty, up to a maximum of 500,000 shares of HemaCare common stock. Royalty payments commence after the Company recovers its initial investment in Gateway, including capital expenditures and operating deficits, and terminate in 2003.

In November 1995, the Company terminated its license agreement with Medicorp (Note 1) due to a default by the license holder. The Company also notified Medicorp that the stock purchase warrants (exercisable for 400,000 shares of HemaCare common stock at $5.50 per share) issued by the Company to Medicorp had terminated under their terms, due to the default. Medicorp has denied that it has breached the license agreement and has alleged that the Company is liable for royalties under the license agreement of approximately $425,000 and that its warrants remain outstanding. The Company intends to vigorously defend any legal action which may result from this dispute.

In February 1996, the Company terminated an agreement with a vendor, based on an unsatisfactory level of performance of the vendor's product. The vendor is disputing the basis for the termination. The Company intends to vigorously defend any legal action which may result from this dispute, and the resolution of this matter is not expected to have a material impact on the Company's financial position or results of operations.

Note 6 - Related Party Information
- ----------------------------------

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy totaling $98,307. The proceeds of these loans were used to refinance existing debt which was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrues interest at a rate equal to the rate the Company pays under its line of credit (Note 3), adjusted quarterly. Interest accrued related to the loans made to Dr. Levy for the quarters ended March 31, 1996 and 1995 was $2,126 and $2,221, respectively. The note requires four annual installment payments of $15,000 due on January 31, with the balance of the principal and accrued interest due on January 31, 2000. The Company received its first annual installment payment of $15,000 in January 1996.

Item 2.   Mangement's Discussion and Analysis of Financial Condition and
- -------   Results of Operations
          --------------------------------------------------------------

All comparisons within the following discussions are to the previous year.

In late December 1995, the Gateway Community Blood Program ("Gateway") opened in St. Louis, Missouri. The University of Southern California (USC) Blood Center, located in Los Angeles, California, opened in late February 1996. These new operations are collectively referred to as the "Expansion Operations" in the following discussions.

Revenues and Operating Profit
- -------------------------

Revenues for the first quarter of 1996, increased 5% ($124,000), as the result of a 2% decrease in blood products revenues, offset by a 17% increase in therapeutic services revenues. The Company's total operating profit as a percentage of sales ("profit margin") decreased to 7% in the first quarter of 1996 from 27% in the comparable quarter of 1995 due to start-up losses incurred by the Expansion Operations. The Company's first quarter gross profit margin before the effect of the Expansion Operations was 27%.

Blood Products

The 2% ($42,000) decrease in blood products revenues for the first quarter of 1996 was due to decreased unit sales of apheresis platelets (10%) and whole-blood component products (8%), partially offset by price increases for both products. Revenue from Expansion Operations totaled $59,000 for the 1996 quarter.

Before the effect of the Expansion Operations, first quarter 1996 operating costs and expenses approximated the 1995 amount, but the 1996 profit margin decreased to 23% as compared to 28% in 1995. The lower 1996 profit margin was due to (1) a higher number of imported products sold in the 1996 quarter and (2) higher fixed costs per sale as a result of a lower volume of units
sold.   The first quarter loss from Expansion Operations was $559,000.

Blood Services

Blood services revenues increased 17% ($166,000) in the first quarter of 1996, primarily as a result of a 6% increase in the number of therapeutic procedures performed in Los Angeles and a 26% increase in therapeutic procedures performed in northern Georgia. Both locations also experienced an increase in the price per procedure in 1996.

The profit margin on blood services increased to 34% in the first quarter of 1996 from 28% in the comparable period of 1995. This increase was due to
(1) lower fixed costs per procedure resulting from the higher number of 1996 procedures and (2) costs incurred in the 1995 quarter associated with the development of a new therapeutic procedure.

General and Administrative Expense
- ----------------------------------

General and administrative expense increased 29% ($139,000) in the first quarter of 1996. The increase was primarily due to changes in the Company's corporate structure necessary to implement its national expansion strategy, including the addition of a business development department.

Discontinued Operations
- -----------------------

In November 1995, the Company discontinued its Immupath related research and development activities and established a reserve for operating losses and contingent liabilities related to the disposal of the research and development and related specialty plasma businesses. Although the disposal reserve was estimated based on the best available information, actual losses during the disposition period may vary from the estimate. The Company is actively pursuing a sale of the assets of the discontinued operations. (See "Liquidity and Capital Resources".)

Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, the Company had cash and cash equivalents of $820,000 and working capital of $1,055,000. The Company's blood products and services businesses, other than the Expansion Operations, are profitable and cash flow positive.

The Company has a $700,000 line of credit with a commercial bank which is in effect through April 30, 1997. Under the terms of the credit line agreement, the Company may borrow up to 70% of its eligible accounts receivable and must maintain certain operating ratios and achieve defined operating objectives, including maintaining a tangible net worth of not less than $370,000 through September 29, 1996 and $2,000,000 thereafter. In order to comply with the tangible net worth covenant after September 1996, the Company will be required to increase its shareholder equity through the sale of additional equity securities. The Company is currently exploring various financing alternatives, but no assurance can be given that one or more financing transactions adequate to satisfy these covenants will be completed on a timely basis or at all. At March 31, 1996, there were no borrowings outstanding on the credit line. On April 17, 1996 and May 7, 1996 the Company borrowed $200,000 and $100,000, respectively under the credit line.

Operating under the terms of its three-year agreements which end in February 1999, the USC Blood Center provides services to USC University Hospital and the USC/Kenneth Norris Comprehensive Cancer Center and Hospital (the "USC Hospitals"). The Company is the primary provider of blood products and services to the USC Hospitals and is entitled to recoup the cost of tenant improvements for the USC Center through surcharges to the Hospitals. Until its operations reach break even, the Company will be required to fund the USC Blood Center's cash flow deficits.

Gateway began conducting blood drives in December 1995. Competing in many of the same markets as the American Red Cross, Gateway is currently developing its donor and customer bases. Management believes that Gateway will be able to capture a sufficient portion of the sales of blood products and services in its target markets to achieve profitable operations, however, the success of operations will be dependent on a number of factors and circumstances, many of which will be outside the Company's control. Accordingly, there can be no assurance that profitable operations will be achieved. Until Gateway's operations achieve break even, the Company will be required to fund its working capital needs.

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

Winding down discontinued operations will require funding operating costs, including salaries and benefits and facilities costs, until disposal of these operations is complete. A reserve for disposal, net of estimated proceeds from the disposition of the assets of the discontinued operations, was established in November 1995. Although the reserve was estimated based on the best available information, there can be no assurance that the reserve provided will be sufficient to cover all disposal costs. Approximately $90,000 of the reserve was funded in the first quarter of 1996. In April, one FDA source plasma license was sold subject to FDA approval, and in May 1996, the Company signed a definitive agreement to sell substantially all the tangible assets of the discontinued operations and two of the three remaining FDA source plasma licenses. Closing of the sale is contingent upon obtaining FDA approval to transfer the licenses to the purchaser and certain other conditions.

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

The Company anticipates that positive cash flow from its profitable operations, its cash and investments on hand and funds available under its credit line will be sufficient to provide funding for the anticipated operating deficits of the Expansion Operations, fund the costs of disposing of its discontinued operations and meet its other working capital needs for the next 12 months.


                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
- -------   -----------------

          See disclosure in Form 10-K for the year ended December 31, 1995.

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

          a.   Exhibits

               2.1 Asset Purchase Agreement among the Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation, dated May 2, 1996. See also Exhibit 99.1.

               10.1 Revolving Credit Agreement between the Registrant and
                    Bank Leumi Le-Israel, B.M., dated April 30, 1996, promissory note and related security agreement.
                    See also Exhibit 99.1.

               27   Financial Data Schedule for the quarter ending March 31,
                    1996.

               99.1 Agreement to Furnish Exhibits and Schedules.

          b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:   May 14, 1996                      HEMACARE CORPORATION
     ----------------------                    (Registrant)


                                            \s\ Sharon C. Kaiser
                                          -------------------------
                                          Sharon C. Kaiser, Vice President,
                                          Finance and Chief Financial Officer

                            INDEX TO EXHIBITS



                                                                   Method of Filing
                                                                   ----------------
2.1    Asset Purchase Agreement among the Registrant,
       HemaBiologics, Inc. (a wholly owned subsidiary of
       the Registrant) and Atopix Pharmaceuticals
       Corporation, dated May 2, 1996.  See also
       Exhbit 99.1 . . . . . . . . . . . . . . . . . . . . . . .   Filed herewith electronically

10.1   Revolving Credit Agreement between the Registrant and
       Bank Leumi Le-Israel, B.M., dated April 30, 1996,
       promissory note and related security agreement.
       See Exhibit 99.1. . . . . . . . . . . . . . . . . . . . .   Filed herewith electronically

27     Financial Data Schedule for the quarter ending
       March 31, 1996 . . . . . . . . . . . . . . . . . . . . . .  Filed herewith electronically

99.1   Agreement to Furnish Exhibits and Schedules. . . . . . . .  Filed herewith electronically
