Form 10-Q
period 1996-06-30
HEMACARE CORP /CA/
filed 1996-08-13
CIK 801748

==============================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                  OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                         HEMACARE CORPORATION
        (Exact name of registrant as specified in its charter)

State or other jurisdiction of                        I.R.S. Employer I.D.
incorporation or organization: California             Number: 95-3280412
                               ----------                     ----------
4954 Van Nuys Boulevard
Sherman Oaks, California                                   91403
(Address of principal executive offices)                 (Zip Code)

                          ___________________

Registrant's telephone number, including area code: (818)986-3883


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /X/ NO / /

As of August 12, 1996, 5,962,515 shares of Common Stock of the
Registrant were issued and outstanding.

===============================================================================

                                INDEX

                         HEMACARE CORPORATION




PART I.   FINANCIAL INFORMATION
- -------   ---------------------

Item 1.   Financial Statements

          Consolidated balance sheets--June 30, 1996 and December 31,
          1995

          Consolidated statements of operations--Three and six months ended June 30, 1996 and 1995

          Consolidated statements of cash flows--Six months ended June 30, 1996 and 1995

          Notes to consolidated financial statements--June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
- --------  -----------------

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Matters

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES
- -----------
                                 2

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                HEMACARE CORPORATION
                            CONSOLIDATED BALANCE SHEETS


                                                    June 30,       December 31
                                                      1996              1995
                                                  ------------     -----------
                                                  (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents....................  $    996,000     $    997,000
   Accounts receivable, net of allowance for
     doubtful accounts - $93,000 (1996) and
     $95,000 (1995).............................     1,331,000        1,627,000
   Product inventories..........................       149,000          141,000
   Supplies.....................................       292,000          328,000
   Prepaid expenses.............................       248,000          117,000
   Note receivable from officer - current.......        15,000           15,000
                                                  -------------    -------------
              Total current assets..............     3,031,000        3,225,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,693,000 (1996) and $1,513,000 (1995).......       962,000        1,051,000
Note receivable from officer - non-current......        83,000           94,000
Other assets....................................       100,000           87,000
                                                  -------------    -------------
                                                  $  4,176,000     $  4,457,000
                                                  =============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................  $    532,000     $    473,000
   Accrued blood purchases......................       248,000          252,000
   Accrued payroll and payroll taxes............       355,000          310,000
   Other accrued expenses.......................       237,000          239,000
   Current obligations under capital leases.....       219,000          209,000
   Line of credit payable.......................       300,000               --
   Reserve for discontinued operations-current..       392,000          336,000
                                                  -------------    -------------
              Total current liabilities.........     2,283,000        1,819,000

Obligations under capital leases, net
  of current portion............................       639,000          649,000
Other accrued expenses - long-term..............       173,000          163,000
Reserve for discontinued operations -
  non-current...................................       600,000          600,000
Commitments and contingencies...................
Shareholders' equity:
   Common stock, without par value -
     20,000,000 shares authorized, 5,961,683
     and 5,911,285 issued and outstanding in
     1996 and 1995, respectively................    12,313,000       12,179,000
   Accumulated deficit..........................   (11,832,000)     (10,953,000)
                                                  -------------    -------------
              Total shareholders' equity........       481,000        1,226,000
                                                  -------------    -------------
                                                  $  4,176,000     $  4,457,000
                                                  =============    =============

                         See Notes to Consolidated Financial Statements.

                             HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                       Three months ended June 30,  Six months ended June 30,
                          1996          1995          1996           1995
                       -----------  ------------    -----------  -----------
Revenues:
  Blood products.....  $ 1,712,000  $ 1,642,000     $ 3,397,000   $ 3,351,000
  Blood services.....      967,000      881,000       2,092,000     1,858,000
                       ------------ ------------    ------------  ------------
    Total revenues...    2,679,000    2,523,000       5,489,000     5,209,000

Operating costs and
 expenses:
  Blood products.....    1,797,000    1,343,000       3,662,000     2,618,000
  Blood services.....      697,000      600,000       1,444,000     1,279,000
                       ------------ ------------    ------------  ------------
    Total operating
     costs and
     expenses........    2,494,000    1,943,000       5,106,000     3,897,000
                       ------------ ------------    ------------  ------------
    Operating profit.      185,000      580,000         383,000     1,312,000

General and admini-
 strative expense....      599,000      472,000       1,235,000       962,000
Interest (income)
 expense:
   Interest income...       (5,000)     (11,000)        (14,000)      (26,000)
   Interest expense..       21,000       20,000          41,000        28,000
                       ------------ ------------    ------------  ------------

Income from continuing
 operations before
 income taxes.........    (430,000)      99,000        (879,000)      348,000
Provision for income
 taxes................          --           --              --            --

Loss from discontinued
 operations...........          --     (238,000)             --      (535,000)
                       ------------ ------------    ------------  ------------
Net loss.............. $  (430,000) $  (139,000)    $  (879,000)  $  (187,000)
                       ============ ============    ============  ============

Per share amounts:
Income from continuing
 operations..........  $     (0.07) $      0.02     $     (0.14)  $      0.06

Loss from discontinued
 operations..........           --        (0.04)             --         (0.09)
                       ------------ ------------    ------------  ------------
Net loss.............  $     (0.07) $     (0.02)    $     (0.14)  $     (0.03)
                       ============ ============    ============  ============

 Weighted average
  common and common
  equivalent shares
  outstanding........    6,149,905    5,634,480       6,125,751     5,512,930
                       ============ ============    ============  ============

                       See Notes to Consolidated Financial Statements.
                                             4

                               HEMACARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                 Six months ended June 30,
                                                    1996          1995
                                                 ------------  ------------
Cash flows from operating activities:
  Net loss.....................................  $  (879,000)  $  (187,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization...........      169,000       258,000
       Provision for losses on accounts
        receivable.............................           --        30,000

Changes in operating assets and liabilities:
  Decrease in accounts receivable..............      296,000       437,000
  Increase in inventories, supplies and
    prepaid expenses...........................     (103,000)     (201,000)
  Increase in other assets, net................      (13,000)       (2,000)
  Increase (decrease) in accounts payable
    and accrued expenses.......................       98,000      (459,000)
  Increase (decrease) in other accrued
    expenses - long-term.......................       10,000       (43,000)
  Reserve for discontinued operations..........       56,000            --
                                                 ------------  ------------
  Net cash used in operating activities........     (366,000)     (167,000)
                                                 ------------  ------------
Cash flows from investing activities:
  Decrease (increase) in note receivable from
    officer....................................       11,000       (13,000)
  Decrease in short-term investment............           --       295,000
  Purchase of plant and equipment, net.........      (89,000)      (41,000)
                                                 ------------  ------------
  Net cash (used in) provided by investing
    activities.................................      (78,000)      241,000
                                                 ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......      134,000       560,000
  Proceeds from line of credit.................      300,000            --
  Principal payments on line of credit and
    capital leases.............................      (91,000)      (71,000)
                                                 ------------  ------------
  Net cash provided by financing activities....      343,000       489,000
                                                 ------------  ------------
  Increase (decrease) in cash and cash
    equivalents................................       (1,000)      562,000
  Cash and cash equivalents at beginning of
    period.....................................      997,000       786,000
                                                 ------------  ------------
  Cash and cash equivalents at end of period...  $   996,000   $ 1,348,000
                                                 ============  ============

Supplemental disclosure:
  Interest paid................................  $    41,000   $    28,000
                                                 ============  ============
Items not impacting cash flows:
  Increase in capital lease obligations........  $    91,000   $   167,000
                                                 ============  ============

                    See Notes to Consolidated Financial Statements.
                                         5

HEMACARE CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and General Information
- ------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in portions of Missouri and Illinois. In June 1996, Gateway's operational focus was redirected to providing autologous and directed blood donation services and single donor platelet products to specific hospital customers.

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

Note 2 - Discontinued Operations
- --------------------------------

In November 1995, the Company's Board of Directors decided to discontinue the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. In connection with this decision, the Company wrote off the remaining book value of HBI's assets and provided a reserve for estimated operating losses from the November 30, 1995 measurement date through

December 1996, the expected date of substantial completion of disposal. The loss on the disposition of HBI's operations has been accounted for as discontinued operations, and prior year financial statements have been restated to reflect the discontinuation of these operations. The net loss from such operations for the three months ended June 30, 1995 was $238,000. For the three-month and six-month periods ended June 30, 1996, the Company's reserve for discontinued operations increased by $137,000 and $56,000, respectively, as the result of favorable variance in estimated operating losses. A reserve in the amount of $1,035,000 was established for estimated HBI operating losses during the period of disposal. Included in this reserve was $600,000 for the resolution of contingent liabilities in connection with the Medicorp license agreement and Medicorp warrants, none of which will be required to be applied for this purpose. (See Note 5). The Company has been actively pursuing a sale of HBI's research and development and associated specialty plasma assets, and in June 1996, the Company signed an amended agreement to sell substantially all the tangible assets of the discontinued operations and two of the three remaining FDA source plasma licenses. Final closing of the sale is contingent upon obtaining FDA approval to transfer the licenses to the purchaser and certain other conditions. Although subject to a number of factors beyond the Company's control, management believes that the disposal of the remainder of the discontinued HBI operations will be substantially completed during the third or fourth quarter of 1996.

Note 3 - Line of Credit
- -----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Effective May 1, 1996, the credit line was renewed through
April 30, 1997.   Under the terms of the new credit line agreement, the
Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios, including Working Capital, defined, of $500,000 and a tangible net worth of not less than $370,000 prior to September 30, 1996 and not less than $2 million thereafter. At June 30, 1996, the Company's defined working Capital was $500,000. The credit line agreement also requires that the Company achieve defined operating objectives in order to make loan draws. Although the Company was in compliance with all covenants of its borrowing agreement at June 30, 1996, further borrowing is restricted due to the failure to achieve the defined operating objectives, until tangible net worth of $2 million is achieved. In order to comply with the tangible net worth covenant after September 1996, the Company will be required to increase its shareholders' equity through the sale of additional equity securities. Interest on credit line borrowings is at the lender's prime rate (8.25% at June 30, 1996) plus one-half of a percentage point. As of June 30, 1996, $300,000 was outstanding under the line of credit.

Note 4 - Shareholders' Equity
- -----------------------------

In April 1994, HemaCare sold 250,000 units consisting of one share of common stock and three warrants to purchase additional shares (at $4.00 per unit) in an offshore transaction, from which it received net proceeds of approximately $900,000. The second group of 250,000 warrants was fully exercised in the first quarter of 1995 and yielded net proceeds of approximately $350,000. In consideration of this exercise, which was made 45 days prior to the expiration date, a fourth group of 250,000 warrants exercisable at a price of $3.50 per share and expiring in December 1998 was granted to the purchaser. The third group of 250,000 warrants was exercised in June and July 1995, yielding net proceeds of approximately $390,000. The fourth group of options remains outstanding at June 30, 1996. In connection with the sale of the units and the subsequent exercise of related warrants, the Company granted to the finder warrants to purchase 50,000 shares of the Company's common stock (the "Finder Warrants"). The Finder Warrants expire five years from their issue date and are exercisable at prices ranging from $1.45 to $4.00. Up to 12,500 additional Finder Warrants may be issued at $3.50 per share, depending on the number of the fourth group of 250,000 warrants which are exercised.

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

In September 1995, the Company entered into a letter of intent to make royalty payments to certain parties in consideration of certain commitments to the establishment of Gateway. The definitive agreement providing for the payment of these royalties has not been completed due to a dispute with one of the parties, which is now the only remaining party who may be entitled to royalty payments. The letter of intent provides for cash royalties of up to 20% of Gateway's cash flow, as defined, and shares of HemaCare common stock with a value equal to the cash royalty, up to a maximum of 500,000 shares of HemaCare common stock. If a definitive royality agreement is entered into, royalty payments would commence after the Company recovers its initial investment in Gateway, including capital expenditures and operating deficits, and terminate in 2003.

In November 1995, the Company terminated its license agreement with Medicorp (Note 1) due to a default by the license holder. The Company also notified Medicorp that the stock purchase warrants (exercisable for 400,000 shares of HemaCare common stock at $5.50 per share) issued by the Company to Medicorp had terminated under their terms, due to the default. Medicorp denied that it had breached the license agreement and alleged that the Company was liable for royalties under the license agreement of approximately $425,000 and that its warrants remain outstanding. On July 19, 1996, the Company and Medicorp Inc. entered into a settlement agreement and mutual release resolving all disputes between them related to their February 1993 license agreement. In the Medicorp settlement agreement, the parties agreed (i) to terminate the license agreement, (ii) to mutually release each other from all prior monetary and other breaches of the license agreement, (iii) that the Medicorp warrants would remain outstanding and exercisable and (iv) that the Company would grant a nonexclusive royalty-free license to Medicorp to certain research data and other documentation associated with the Immupath project. The Medicorp settlement agreement does not require any monetary settlement payments by either party.

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

Note 6 - Related Party Information
- ----------------------------------

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy, then an officer and director of the Company, totaling $98,307.
The proceeds of these loans were used to refinance existing debt which was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrues interest at a rate equal to the rate the Company pays under its line of credit (Note 3), adjusted quarterly. Interest accrued related to the loans made to Dr. Levy for the quarters ended June 30, 1996 and 1995 was $2,112 and $2,426, respectively. The note requires four annual installment payments of $15,000 due on January 31, with the balance of the principal and accrued interest due on January 31, 2000. The Company received its first annual installment payment of $15,000 in January 1996.

Note 7 - Recent Auditing Pronouncement
- --------------------------------------

In the first quarter of 1996, the Company adopted Statement of Financial Auditing Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS121"). The adoption of SFAS 121 did not impact the Company's financial, position or its results of operations.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------   AND RESULTS OF OPERATIONS

Comparison of the Quarter and Six Months ended June 30, 1996 and 1995.
- ----------------------------------------------------------------------

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

Revenues and Operating Profit
- -----------------------------

Revenues for the three and six month periods ended June 30, 1996, increased 6% ($156,000) and 5% ($280,000), respectively. The Company's operating profit as a percentage of sales ("profit margin") decreased to 7% in the three and six month periods of 1996 from 23% in the three month period and 25% in the six month period of 1995, due to start-up losses incurred by the Expansion Operations. Operating losses from Expansion Operations were $420,000 for the three months and $979,000 for the six months ended June 30, 1996. The Company's profit margin before the effect of the Expansion Operations was 26% for the three month period and 27% for the six month period ended June 30, 1996.

Blood Products

Blood product revenue increased by 4% for the three months and 1% for the six months ended June 30, 1996. The increases were due to revenue from Expansion Operations, partially offset by a decrease in revenue from other product sales, primarily due to a lower volume of platelet sales. Platelet sales volumes declined by 12% in the three month and 13% in the six month period of 1996, primarily due to competitive pressures.

The blood product operating costs and expenses exceed blood product revenue for the 1996 three and six month periods due to the Expansion Operations. Before the effect of the Expansion Operations, the blood product profit margin increased to 24% for the second quarter 1996 as compared to 18% in 1995 and to 23% for the 1996 six months as compared to 22% in 1995. The higher 1996 profit margins were due to (1) a decrease in the percentage of lower margin, imported products sold and
(2) a higher ratio of products produced per donation, in the 1996 quarter.

Blood Services

For the three-month and six-month periods ended June 30, 1996, blood services revenues increased 10% ($86,000) and 13% ($234,000), respectively, primarily as a result of an 8% increase in the number of therapeutic procedures performed in both periods. The second quarter 1996 increase in procedures was comprised of a 9% increase in Los Angeles partially offset by a 16% decrease in Atlanta. The Atlanta operation was closed in July 1996.

The profit margin on blood services decreased to 28% in the second quarter of 1996 from 32% in the comparable period of 1995. This decrease was primarily due to the decline in Atlanta business. The blood services profit margin for the first six months of 1996 and 1995 was 31%.

General and Administrative Expense
- ----------------------------------

General and administrative expense increased 27% ($127,000) for the three months and 28% ($273,000) for the six months ended June 30, 1996. The increase was primarily due to changes in the Company's corporate structure initiated in late 1995, in conjunction with its national expansion strategy, including the addition of a business development department. However, since the timing of additional expansion is currently uncertain and dependent upon improved operating performance and increased capitalization, the Company recently implemented a plan to reduce general and administrative expense. (See "Liquidity and Capital Resources".)

Discontinued Operations
- -----------------------

In November 1995, the Company discontinued its Immupath related research and development activities and established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, a license holder. The reserve amount is net of the expected proceeds to be realized from the sale of research and development assets.

To date, results of the disposal have been more favorable than expected. In June 1996, the Company signed an amended agreement to sell most of its research and development assets. In July 1996, the Medicorp dispute was settled without any payment by the Company. The asset sale is expected to close in the third or fourth quarter of 1996, at which time the disposal of the discontinued operations will be substantially complete. If at that time the remaining reserve exceeds any estimated residual costs of disposition, the Company will reduce its liabilities by the amount of the remaining reserve for disposal, including the amount provided for settlement of the dispute with the license holder, and increase its net income and retained earnings in a corresponding amount. Although management expects that the reserve will exceed the disposal costs, there can be no assurance of this or that the reserve provided will exceed or be sufficient to cover all disposal costs. (See "Liquidity and Capital Resources.")

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had cash and cash equivalents of $996,000 and working capital of $748,000. The Company's blood products and services businesses, other than the Expansion Operations, are profitable and cash flow positive. Effective August 1, 1996, the Company reduced many of its product prices to its primary, high volume customers, as a part of its overall marketing strategy. The price reductions are expected to increase the number of products sold. However, profit margins on these products will be reduced. To offset the effect of the price reductions and increase the overall profitability of its operations, the Company implemented the following cost reduction and control measures beginning in June 1996:

- -     Closing of the Atlanta-based therapeutic services business which did not achieve sustained profitability.

- -     Reorganization of Los Angeles-based operations to increase efficiency and reduce costs. Operation of the collection, testing, manufacturing and distribution departments were reevaluated and rescheduled to reduce personnel costs.

- -     Reduction of general and administrative expenses. Personnel-related and other costs were critically reviewed, resulting in a significant overall reduction in these expenses.

The Company has a $700,000 line of credit with a commercial bank which is in effect through April 30, 1997. Under the terms of the new credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios, including Working Capital, defined, of $500,000 and a tangible net worth of not less than $370,000 prior to September 30, 1996 and not less than $2 million thereafter. At June 30, 1996, the Company's defined Working Capital was $500,000. The credit line agreement also requires that the Company achieve defined operating objectives in order to make loan draws. Although the Company was in compliance with all covenants of its borrowing agreement at June 30, 1996, further borrowing is restricted due to the failure to achieve the defined operating objectives, until tangible net worth of $2 million is achieved.
In order to comply with the tangible net worth covenant after September 1996, the Company will be required to increase its shareholders' equity through the sale of additional equity securities. The Company is implementing a compliance plan, but no assurance can be given that this plan will be completed on a timely basis or at all and, if completed, will result in one or more financing transactions adequate to satisfy the credit line covenants. At June 30, 1996, $300,000 was outstanding on the credit line.

The Company's common stock is listed on the NASDAQ SmallCap Market. To maintain that listing, the Company's "capital and surplus," as defined, must be at least $1 million. At June 30, 1996, the Company had capital and surplus of approximately $481,000. NASDAQ has granted the Company an exception to the capital and surplus requirement, subject to completing certain steps to increase its capital and surplus to $2 million by August 16, 1996. On July 19, 1996, the Company resolved a dispute which is expected to result in a $600,000 increase in its capital and surplus on a pro forma basis (See "Discontinued Operations").
The Company is pursuing a plan to meet the $2 million capital and surplus requirement. However, there can be no assurance that the Company can complete the required steps by August 16, 1996 or at all. If the Company's stock is no longer listed on NASDAQ's SmallCap Market or a national securities exchange, the Company's ability to raise capital may be impaired.

The USC Blood Center serves the USC/Norris Comprehensive Cancer Center and Hospital and the USC University Hospital (the "Hospitals"). The USC
Blood Center operates under the terms of the Company's three-year agreements with the USC Hospitals. These agreements designate the Company as the primary provider of blood products and services to the Hospitals, and the Company is entitled to recoup the cost of tenant improvements for the USC Blood Center through surcharges to the Hospitals. On an overall basis, this is a profitable arrangement for the Company, which is currently supplying most of the Hospitals' blood product needs from sources other than donations at the USC Blood Center. On a stand-alone basis, the USC Blood Center is experiencing start up losses, in accordance with original expectations. When the USC Blood Center reaches stabilized operations, it is expected to be a profitable, stand-alone operation. To date, blood donations made at the USC Blood Center have been primarily autologous or directed. To achieve a profitable level of operations, allogeneic donations (donated for general use) of platelets and whole blood must be increased. The Company is attempting to increase allogeneic donations through a platelet donor recruitment program and the initiation of blood drives. However, there can be no assurance that the Center will be able to achieve and maintain a profitable level of stand-alone operations.

Gateway opened for business and began conducting blood drives in December 1995. In June 1996, Gateway's operations were redirected from predominantly mobile blood drives, in which efforts the Company competed directly with the American Red Cross (the "ARC") on a regional basis, to a more profitable mix of blood products and services provided for specific hospital customers. As a result, the cost of Gateway's operations were reduced, including a substantial reduction in personnel. The Company believes that Gateway's new strategy will result in a profitable level of donations and revenue. However, the success of Gateway's operations will be dependent on a number of factors and circumstances, many of which will be outside the Company's control. Accordingly, there can be no assurance that profitable operations will be achieved. If profitable operations are not achieved, Gateway will be closed. The costs of such a closure are not expected to be material to the Company's overall results of operations.

In many instances, the Company competes against the ARC in providing its products and services to health care institutions. To date, the ARC has aggressively responded to competition from the Company and management believes that such competition will continue. In southern California, the Los Angeles Region Blood Service of the American Red Cross (the "Los Angeles ARC") employs pricing practices which the Company has alleged violate antitrust laws. These pricing practices may compel ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In December 1995, the Company filed an antitrust and unfair competition complaint against the Los Angeles ARC with the United States District Court in the Central
District of California to recover damages and secure injunctive relief. In response to the complaint, the ARC filed a motion to dismiss which was partially rejected by the Court. A February 1997 trial date has been set. The Company cannot predict the outcome of this lawsuit at this time.

In St. Louis, prior to the opening of Gateway, the ARC provided virtually all blood products to hospitals in the greater St. Louis area. Immediately following the opening of Gateway, the ARC decreased its price for red blood cells in excess of 10%. This price decrease materially impacted Gateway's ability to market its products and was largely responsible for the redirection of Gateway's operations.

Management is evaluating a number of opportunities to expand its operations by packaging the Company's capabilities in a blood management program (the "Blood Management Program") that responds to and solves customers' problems. The USC Blood Center program is a prototype of this approach, which enables a hospital to gain control over its blood utilization and costs by providing the benefits of an in house blood program without the associated regulatory and management burdens and financial risks. The Company's blood management programs are being marketed to:

- -    Existing customers in Southern California and St. Louis
     metropolitan area who are buying various blood products and services from the Company in a traditional buyer-vendor relationship and

- -    Potential customers who either have their own blood programs which they prefer to out source or have traditional blood vendors who are not meeting their needs.

Further expansion will require that the Company obtain additional financing and overcome its competitors, which in many instances, will be the ARC. Accordingly, there can be no assurance that the Company will be successful in marketing its blood management programs or that, if successful, it will be able to obtain the funds necessary to finance such programs.

In November 1995, the Company's Board of Directors decided to discontinue HBI's operations. This decision resulted in a write off of assets in the amount of approximately $2.1 million and the provision of a $1 million reserve for losses during the disposal period.

To date, results of the disposal have been more favorable than expected. Approximately $56,000 of the reserve was funded in the six months ended June 30, 1996, net of amounts received from asset sales. In June 1996, the Company signed an amended agreement to sell most of its research and development assets. The asset sale is expected to close in the third or fourth quarter of 1996. However closure of the sale is contingent upon obtaining FDA approval to transfer certain of the assets to the purchaser and certain other conditions. Should the FDA fail to approve the transfer, the Company would be obligated to return a portion of sales proceeds paid by the purchaser in June 1996. (See "Discontinued Operations")

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. The case is still in the discovery stage in the proceedings and neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material impact on the Company's financial condition and results of operations.

In February 1996, the Company terminated an agreement with a vendor, based on the inability of the vendor's product to perform to the standards outlined in the agreement. The vendor is disputing the basis for the termination, and the parties are discussing a negotiated settlement. However, if an acceptable settlement cannot be achieved, the Company intends to vigorously defend any legal action which may result from the dispute. In either event, the resolution of this matter is not expected to have a material impact on the Company's financial position or future results of operations.

The Company anticipates that positive cash flow from its profitable operations and its cash and investments on hand will be sufficient to provide funding for the anticipated operating deficits of the Expansion Operations and, if necessary, the closure of Gateway, fund the remaining costs of disposing of its discontinued operations and meet its other working capital needs for the next 12 months.

Factors Affecting Forward-Looking Information
- ---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the completion of the disposal of research and developments assets, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to increase its shareholders' equity through the sale of equity securities, to achieve profitability in either or both of its Expansion Operations, to improve the profitability of the Company's other operations, to expand its operations, to comply with the covenants under its bank line of credit, to effectively compete against the ARC and other competitors, to complete the sale of the Company's research and development assets on contracted terms and to resolve favorably through negotiation or litigation claims asserted against Company. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                    PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings
- -------   -----------------

          See disclosure in Form 10-K for the year ended December 31, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

          a.   The Company's Annual Meeting of Shareholders (the
               "Meeting") was held on July 19, 1996.

          c. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Shareholders held July 19, 1996.


                                                     Against/                   Broker
          Matters Put to Vote          For           Withheld   Abstentions    Non-Votes
          --------------------         ---------     --------   -----------   -----------
          Election of Four Directors
          Thomas M. Asher              4,528,423     210,590         0                0
          Hal I. Lieberman             4,709,753      29,260         0                0
          Glenn W. Bartlett            4,691,753      47,260         0                0
          Jon B. Victor                4,707,608      31,405         0                0

          Approval of the Company's
          1996 Stock Incentive Plan    2,750,584     245,935    42,702        1,699,792


Item 5.   Other Information
- -------   -----------------

          On July 29, 1996, Joshua Levy resigned as Senior Vice President of the HemaCare Corporation. Dr. Levy will continue in his position as Medical Director of the Company. On August 9, 1996, Thomas A. Asher, Ph.D. resigned as a Director of the Company. Dr. Asher served as Chairman of the Board from 1986 to his resignation. Glenn W. Bartlett, was elected as the new Chairman of the Board on that date. Dr. Bartlett has served as a Director of the Company since 1991. Also, on August 9, 1996, Sharon C. Kaiser, Vice President and Chief Financial Officer was elected as a Director of the Company.

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

          a.   Exhibits

               2.1 Amended and Restated Asset Purchase Agreement between the Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation, dated June 26, 1996. See also Exhibit 99.1.

               4.1 1996 Stock Incentive Plan of the Registrant--incorporated by reference to the Supplemental Proxy Statement of the Registrant dated June 14, 1996.

               10.1 Settlement Agreement between the Registrant and
                    Medicorp Inc.--incorporated by reference to Exhibit
                    10.1 to Form 8-K of the Registrant dated July 19,
                    1996.

               27   Financial Data Schedule for the Quarter Ending June
                    30, 1996.

               99.1 Agreement to Furnish Exhibits and Schedules.

          b. On July 31, 1996, HemaCare Corporation filed a Report on Form 8-K dated July 19, 1996. The Company reported Under Item 5 that the Company entered into Settlement Agreement and Mutual

               Release with Medicorp Inc. resolving all disputes between them related to their February 1993 License Agreement.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:   August 13, 1996                   HEMACARE CORPORATION
      ---------------------           -----------------------------
                                                (Registrant)


                                        \s\ Sharon C. Kaiser
                                      ------------------------------
                                      Sharon C. Kaiser, Vice President,
                                      Finance and Chief Financial Officer

                          INDEX TO EXHIBITS


                                                              Method of Filing
                                                              ----------------

2.1  Asset Purchase Agreement among the Registrant,
     HemaBiologics, Inc. (a wholly owned subsidiary of
     the Registrant) and Atopix Pharmaceuticals
     Corporation, dated May 2, 1996.........................  Filed herewith electronically

27   Financial Data Schedule for the quarter ending
     March 31, 1996.........................................  Filed herewith electronically

99.1 Agreement to Furnish Exhibits and Schedules............  Filed herewith electronically


                                     17

