Form 10-Q
period 1996-09-30
HEMACARE CORP /CA/
filed 1996-11-13
CIK 801748

==============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

As of November 13, 1996, 7,177,515 shares of Common Stock of the Registrant were issued and outstanding.


==============================================================================

                                  INDEX

                          HEMACARE CORPORATION




PART I.    FINANCIAL INFORMATION
-------    ---------------------

Item 1.    Financial Statements

           Consolidated balance sheets--September 30, 1996 and December 31,
           1995

           Consolidated statements of operations--Three and nine months ended September 30, 1996 and 1995

           Consolidated statements of cash flows--Nine months ended September 30, 1996 and 1995

           Notes to consolidated financial statements--September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Matters

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                            HEMACARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                             1996            1995
                                                         -------------   ------------
                                                          (Unaudited)
                            ASSETS

Current assets:
    Cash and cash equivalents........................    $  1,369,000    $    997,000
    Accounts receivable, net of allowance for
     doubtful accounts - $88,000 (1996) and
     $95,000 (1995)..................................       1,690,000       1,627,000
    Product inventories..............................         142,000         141,000
    Supplies.........................................         344,000         328,000
    Prepaid expenses.................................         199,000         117,000
    Note receivable from officer - current...........          15,000          15,000
                                                         ------------    -------------
       Total current assets..........................       3,759,000       3,225,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,788,000 (1996) and $1,513,000 (1995)............         870,000       1,051,000
Note receivable from officer - non-current...........          86,000          94,000
Other assets.........................................          98,000          87,000
                                                         -------------   -------------
                                                         $  4,813,000    $  4,457,000
                                                         =============   =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................    $    721,000    $    473,000
    Accrued blood purchases..........................         230,000         252,000
    Accrued payroll and payroll taxes................         247,000         310,000
    Other accrued expenses...........................         227,000         239,000
    Current obligations under capital leases.........         234,000         209,000
    Reserve for discontinued operations - current....         345,000         336,000
                                                         -------------   -------------
       Total current liabilities.....................       2,004,000       1,819,000

Obligations under capital leases, net
  of current portion.................................         557,000         649,000
Other accrued expenses - long-term...................         187,000         163,000
Reserve for discontinued operations - non-current....         600,000         600,000
Commitments and contingencies........................
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized, 7,176,683 and
    5,911,285 issued and outstanding in 1996 and
    1995, respectively...............................      13,468,000      12,179,000
Accumulated deficit..................................     (12,003,000)    (10,953,000)
                                                         -------------   -------------
       Total shareholders' equity....................       1,465,000       1,226,000
                                                         -------------   -------------
                                                         $  4,813,000    $  4,457,000
                                                         =============   =============

                         See Notes to Consolidated Financial Statements.

                                        HEMACARE CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                 Three months ended September 30,   Nine months ended September 30,
                                      1996            1995               1996             1995
                                   ------------   ------------        ------------   ------------

Revenues:
 Blood products................... $ 1,645,000    $ 1,752,000         $ 5,041,000    $ 5,103,000
 Blood services...................     981,000        963,000           3,073,000      2,821,000
                                   ------------   ------------        ------------   ------------
   Total revenues.................   2,626,000      2,715,000           8,114,000      7,924,000

Operating costs and expenses:
 Blood products...................   1,621,000      1,318,000           5,282,000      3,887,000
 Blood services...................     641,000        638,000           2,085,000      1,966,000
                                   ------------   ------------        ------------   ------------
   Total operating costs and
    expenses......................   2,262,000      1,956,000           7,367,000      5,853,000
                                   ------------   ------------        ------------   ------------

       Operating profit...........     364,000        759,000             747,000      2,071,000

General and administrative
 expense..........................     529,000        499,000           1,759,000      1,461,000
 Interest expense.................       7,000          3,000              39,000          5,000
                                   ------------   ------------        ------------   ------------

Income (loss) from continuing
 operations before income taxes...    (172,000)       257,000          (1,051,000)       605,000
Provision for income taxes........          --             --                  --             --

Loss from discontinued
 operations.......................          --       (232,000)                 --       (767,000)
                                   ------------   ------------        ------------   ------------
Net income (loss)................. $  (172,000)   $    25,000         $(1,051,000)   $  (162,000)
                                   ============   ============        ============   ============

Per share amounts:
Income (loss) from continuing
 operations....................... $     (0.03)   $      0.04         $     (0.16)   $      0.11

Loss from discontinued
 operations.......................          --          (0.04)                 --          (0.14)
                                   ------------   ------------        ------------   ------------
Net income (loss)................. $     (0.03)   $      0.00         $     (0.16)   $     (0.03)
                                   ============   ============        ============   ============

 Weighted average common and
  common equivalent shares
  outstanding.....................   6,384,838      6,020,684           6,477,203      5,622,215
                                   ============   ============        ============   ============

                             See Notes to Consolidated Financial Statements.

                                        HEMACARE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                       Nine months ended September 30,
                                                            1996             1995
                                                       -------------    --------------

Cash flows from operating activities:
  Net loss........................................... $ (1,051,000)     $  (162,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization....................      265,000          384,000
    Provision for losses on accounts receivable......           --            1,000

  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable.......      (63,000)         355,000
    Increase in inventories, supplies and
     prepaid expenses................................      (99,000)         (62,000)
    Increase in other assets, net....................      (11,000)         (81,000)
    Increase (decrease) in accounts payable
     and accrued expenses............................      151,000         (520,000)
    Increase (decrease) in other accrued
     expenses - long-term............................       24,000          (13,000)
    Reserve for discontinued operations..............        9,000               --
                                                      -------------     ------------
  Net cash used in operating activities..............     (775,000)         (98,000)
                                                      -------------     ------------

Cash flows from investing activities:
  Decrease (increase) in note receivable from officer        8,000          (16,000)
  Decrease in short-term investments.................           --          300,000
  Sale (purchase) of plant and equipment, net........        8,000         (113,000)
                                                      -------------     ------------
  Net cash provided by investing activities..........       16,000          171,000
                                                      -------------     ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.........    1,289,000          834,000
  Principal payments on line of credit and
   capital leases....................................     (158,000)        (299,000)
                                                      -------------     ------------
  Net cash provided by financing activities..........    1,131,000          535,000
                                                      -------------     ------------
  Increase (decrease) in cash and cash
   equivalents.......................................      372,000          608,000
  Cash and cash equivalents at beginning
   of period.........................................      997,000          786,000
                                                      -------------     ------------
  Cash and cash equivalents at end of period......... $  1,369,000      $ 1,394,000
                                                      =============     ============
Supplemental disclosure:
   Interest paid..................................... $     60,000      $    41,000
                                                      =============     ============
Items not impacting cash flows:
   Increase in capital lease obligations............. $     92,000      $   167,000
                                                      =============     ============

                           See Notes to Consolidated Financial Statements.

HEMACARE CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation and General Information

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

From 1990 to November 1995, the Company, through its wholly owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of ImmupathTM, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome ("AIDS"). In connection with this project, the Company licensed the rights to the United States patent to commercialize Immupath from Medicorp, Inc. ("Medicorp"). In November 1995, the Company's Board of Directors decided to discontinue the operations of HBI. At the time the operations were discontinued, each party to the license alleged that the other party was in breach of the agreement. (Notes 2 and 5).

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

Note 2 - Discontinued Operations

In November 1995, the Company's Board of Directors decided to discontinue the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. In connection with this decision, the Company wrote off the remaining book value of HBI's assets and provided a reserve for estimated operating losses from the November 30, 1995 measurement date through December 1996, the expected date of substantial completion of disposal. The loss on the disposition of HBI's operations has been accounted for as discontinued operations, and prior year financial statements have been restated to reflect the discontinuation of these operations. The net loss from such operations for the three months and nine months ended September 30, 1995 was $232,000 and $767,000, respectively. For the three-month and nine-month periods ended September 30, 1996, the Company's reserve for discontinued operations decreased by $47,000 and increased by $9,000, respectively.

The reserve established for estimated HBI operating losses during the period of disposal included a $600,000 contingent liability for the resolution of the dispute with Medicorp. In July 1996, the dispute was settled without any payment by the Company. (See Note 5). In June 1996, the Company signed an amended agreement to sell substantially all the tangible assets of the discontinued operations and two of the three remaining FDA source plasma licenses. The sale and transfer of the licenses was contingent upon obtaining FDA approval which was received on October 21, 1996. The buyer has delivered a promissory note in payment of the purchase price for the tangible assets sold which is collateralized by these assets. However, the buyer's ability to make payment on the note, which was due November 2, 1996, is dependent upon the completion of a financing transaction by the buyer. If, upon completion of the sale transaction, the remaining reserve exceeds any estimated residual costs of disposition, the Company will reduce its liabilities by the amount of the remaining reserve for disposal, including the amount provided for settlement of the dispute with the license holder, and increase its net income and retained earnings in a corresponding amount.

Note 3 - Line of Credit

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through April 30, 1997. Under the terms of the credit line agreement, as amended, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios, including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.2 million prior to March 31, 1997 and not less than $1.8 million thereafter. The Company was in compliance with all covenants of its borrowing agreement, as amended, at September 30, 1996. Interest on credit line borrowings is at the lender's prime rate (8.25% at September 30, 1996) plus one-half of a percentage point. As of September 30, 1996, there was no balance outstanding under the line of credit.

Note 4 - Shareholders' Equity

In August 1996, the Company completed a $1.2 million private placement of 1.2 million shares of its common stock.

In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock based compensation plans and requires certain disclosures with respect to these plans. The Company will adopt SFAS 123 prior to December 31,

1996. The Company does not expect the adoption of SFAS 123 to materially impact the Company's financial position or its results of operations.

Note 5 - Commitments and Contingencies

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. A trial date has been set for October 29, 1997; however, at this stage in the proceedings, neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material impact on the Company's financial conditions and results of operations.

In November 1995, the Company terminated its license agreement with Medicorp (Note 1) due to an alleged default by the license holder. The Company also notified Medicorp that the stock purchase warrants (exercisable for 400,000 shares of HemaCare common stock at $5.50 per share) issued by the Company to Medicorp had terminated under their terms, due to the default. Medicorp denied that it had breached the license agreement and alleged that the Company was liable for royalties of approximately $425,000 under the license agreement and that its warrants remained outstanding. On July 19, 1996, the Company and Medicorp Inc. entered into a settlement agreement and mutual release resolving all disputes between them related to their February 1993 license agreement. In the Medicorp settlement agreement, the parties agreed
(i) to terminate the license agreement, (ii) to mutually release each other from all prior monetary and other breaches of the license agreement, (iii) that the Medicorp warrants would remain outstanding and exercisable and (iv) that the Company would grant a nonexclusive royalty-free license to Medicorp to certain research data and other documentation associated with the Immupath project.

Note 6 - Related Party Information

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy, then an officer and director of the Company, totaling $98,307. The proceeds of these loans were used to refinance existing debt which was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrues interest at a rate equal to the rate the Company pays under its line of credit (Note 3), adjusted quarterly. Interest accrued related to the loans made to Dr. Levy was $2,154 for the three months and $6,392 for the nine months ended September 30, 1996 and $2,445 for the three months and $7,092 for the nine months ended September 30, 1995, respectively. The note requires four annual installment payments of $15,000 due on January 31, with the balance of the principal and accrued interest due on January 31, 2000. The Company received its first annual installment payment of $15,000 in January 1996.

Note 7 - Recent Auditing Pronouncement

In the first quarter of 1996, the Company adopted Statement of Financial Auditing Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS121"). The adoption of SFAS 121 did not impact the Company's financial position or its results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Quarter and Nine Months ended September 30, 1996 and 1995. All comparisons within the following discussions are to the same period of the previous year.

In late December 1995, the Gateway Community Blood Program ("Gateway") opened in St. Louis, Missouri. The University of Southern California ("USC") Blood Center, located in Los Angeles, California, opened in late February 1996. These new operations are collectively referred to as the "Expansion Operations" in the following discussions.

Revenues and Operating Profit
-----------------------------

Revenues for the three month period ended September 30, 1996, decreased 3% ($89,000), and revenue for the nine month period ended September 30, 1996 increased 2% ($190,000). The Company's operating profit as a percentage of sales ("profit margin") decreased to 14% in the three month period and 9% in the nine month period of 1996 from 28% in the three month period and 26% in the nine month period of 1995, due primarily to start-up losses incurred by the Expansion Operations. Losses from Expansion Operations were $284,000 for the three months and $1,264,000 for the nine months ended September 30, 1996. The Company's profit margin before the effect of the Expansion Operations was 27% for the three month period and 26% for the nine month period ended September 30, 1996.

Blood Products

Blood products revenue decreased 6% for the three months and 1% for the nine months ended September 30, 1996. The decreases were due to a lower platelet sales volumes and prices in Southern California, partially offset by revenue from Gateway sales. Platelet sales volumes declined by 24% in the three month period and 16% in the nine month period of 1996, primarily due to competitive pressures. Average platelet sales prices declined by 4% for the three months and 2% for the nine month periods of 1996. Effective August 1, 1996, the Company reduced many of its blood product prices, as a part of its overall marketing strategy.

As a result of the Expansion Operations, operating costs and expenses exceed revenues in the nine month period of 1996 and revenues only slightly exceed operating costs and expenses in the three month period of 1996. Before the effect of the Expansion Operations, the blood products profit margin decreased to 22% for the 1996 three months, as compared to 25% in 1995, and to 23% for the 1996 nine months, as compared to 24% in 1995. The lower 1996 profit margins were due to (1) lower platelet sales prices and (2) lower platelet and component sales volumes.

Blood Services

For the three-month and nine-month periods ended September 30, 1996, blood services revenues increased 2% ($18,000) and 9% ($252,000), respectively, primarily as a result of 5% and 7% increases in the number of therapeutic procedures performed in Southern California during the 1996 three and nine month periods, respectively. The Atlanta therapeutic services operation was closed in July 1996.

The profit margin on blood services increased to 35% for the three month period and to 32% for the nine month period of 1996 from 34% and 30% in the corresponding periods of 1995, respectively.

General and Administrative Expense
----------------------------------

General and administrative expense increased 6% ($30,000) for the three months and 20% ($298,000) for the nine months ended September 30, 1996. The increase was primarily due to changes in the Company's corporate structure initiated in late 1995 in conjunction with its expansion strategy. However, since the timing of additional expansion is currently uncertain and dependent upon improved operating performance and increased capitalization, in June 1996, the Company implemented a plan to reduce general and administrative expense. (See "Liquidity and Capital Resources.") As a result of this plan, general and administrative expenses decreased by 12% ($70,000) in the third quarter of 1996, as compared to the second quarter of the year.

Discontinued Operations
-----------------------

In November 1995, the Company discontinued its research and development activities and established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, a license holder. The reserve amount is net of the proceeds expected to be realized from the sale of research and development assets.

To date, results of the disposal have been more favorable than expected. In June 1996, the Company signed an amended agreement to sell most of its research and development assets, and in July 1996, the Medicorp dispute was settled without any payment by the Company. The asset sale is expected to be completed in the fourth quarter of 1996, at which time the disposal of the discontinued operations will be substantially complete. However, completion of the sale is dependent on the purchaser's ability to obtain financing. At the time the sale is completed, if the remaining reserve exceeds any estimated residual costs of disposition, the Company will reduce its liabilities by the amount of the remaining reserve for disposal, including the amount provided for settlement of the dispute with the license holder, and increase its net income and retained earnings by a corresponding amount. Although management expects that the reserve will exceed the disposal costs, there can be no assurance of this or that the reserve provided will exceed or be sufficient to cover all disposal costs. (See "Liquidity and Capital Resources".)

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had cash and cash equivalents of $1.4 million and working capital of $1.8 million.

The Company has a $700,000 line of credit with a commercial bank which is in effect through April 30, 1997. Under the terms of the credit line agreement, as amended, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios, including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.2 million prior to March 31, 1997 and not less than $1.8 million thereafter. The Company was in compliance with all covenants of its borrowing agreement, as amended, at September 30, 1996. At September 30, 1996, there were no borrowings outstanding on the credit line.

In order to maintain the listing of its common stock on the Nasdaq SmallCap Market, the Company increased its capitalization through a $1.2 million private placement of its common stock which was completed in August 1996.

The Company's blood products and services businesses, other than the Expansion Operations, are profitable and cash flow positive. Effective August 1, 1996, the Company reduced many of its blood product prices, as a part of its overall marketing strategy. The price reductions are intended to retain existing customers and attract new customers. However, profit margins on the affected products have been reduced. To offset the effect of the price reductions and increase the overall profitability of its operations, the Company implemented the following cost reduction and control measures beginning in June 1996:

* Closing of the Atlanta-based therapeutic services business which did not achieve sustained profitability.

* Reorganization of Los Angeles-based operations to increase efficiency and reduce costs. Operation of the collection, testing, manufacturing and distribution departments were reevaluated and revised to reduce personnel costs.

* Reduction of general and administrative expenses. Personnel-related and other costs were critically reviewed, resulting in a significant overall reduction in these expenses.

In many instances, the Company competes against the American Red Cross ("ARC") in providing its products and services to health care institutions. To date, the ARC has aggressively responded to competition from the Company, and management believes that such competition will continue. In St. Louis, prior to the opening of Gateway, the ARC provided virtually all blood products to hospitals in the greater St. Louis area. Immediately following the opening of Gateway, the ARC decreased its price for red blood cells in excess of 10%. This price decrease materially impacted Gateway's ability to market its products and services profitably.

In Southern California, the Los Angeles Region Blood Service of the American Red Cross (the "Los Angeles ARC") employs pricing practices which the Company has alleged violate antitrust laws. These pricing practices may compel Los Angeles ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In December 1995, the Company filed an antitrust and unfair competition complaint against the ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. In response to the complaint, the ARC filed a motion to dismiss which was partially rejected by the Court.

The Company amended its complaint, and in November 1996, an ARC motion to dismiss the amended complaint was denied. A May 1997 trial date has been set. The Company cannot predict the outcome of this lawsuit at this time.

The Company has developed a blood management program ("Blood Management Program") model which provides its hospital customers with the convenience and efficiencies of an in-house blood program without the associated regulatory and management burdens and related financial risks. The USC Blood Program is a prototype of this approach. The Company's Blood Management Programs are being marketed to:

* Existing customers in Southern California and the St. Louis metropolitan area who are buying various blood products and services from the Company in a traditional buyer-vendor relationship.

* Potential customers who either have their own blood programs which they prefer to out source or have traditional blood vendors who are not meeting their needs.

The USC Blood Program serves the USC/Norris Comprehensive Cancer Center and Hospital and the USC University Hospital (the "Hospitals") under the terms of the Company's three-year agreements with the USC Hospitals. Under the terms of these agreements, the Company is the primary provider of blood products and services to the Hospitals and agrees to equip and operate a blood donor center (the "USC Blood Donor Center"). The Company is entitled to recoup the cost of tenant improvements for the USC Blood Donor Center through surcharges to the Hospitals. On an overall basis, this is a profitable arrangement for the Company, which is currently supplying most of the Hospitals' blood product needs from sources other than donations at the USC Blood Donor Center. However, start-up costs for the USC Blood Donor Center have temporarily reduced the overall profitability of the USC Blood Program. When the USC
Blood Donor Center reaches stabilized operations, it is expected to be a profitable, stand-alone operation. To date, blood donations made at the Center have been primarily autologous or directed. To achieve a profitable level of operations, allogeneic donations (donated for general use) of platelets and whole blood must be increased. The Company is attempting to increase allogeneic donations through a platelet donor recruitment program, fixed-site blood drives and mobile blood drives which were initiated in the fourth quarter of 1996. However, there can be no assurance that the Center will be able to achieve and maintain a profitable level of stand-alone operations.

Gateway opened for business and began conducting blood drives in December 1995. In June 1996, Gateway's operations were redirected from predominantly mobile blood drives, where the Company competed directly with the ARC on a regional basis, to a more profitable mix of blood products and services targeted to the needs of specific hospital customers. As a result of a substantial reduction in personnel, the cost of Gateway's operations were reduced. The Company believes that Gateway's new strategy will result in a profitable level of donations and revenue. However, the success of Gateway's operations are dependent on a number of factors and circumstances, many of which are outside the Company's control. Accordingly, there can be no assurance that profitable operations will be achieved. If profitable operations are not achieved, Gateway will be closed. The costs of such a closure are not expected to be material to the Company's overall results of operations.

In October 1996, the Company signed an agreement to provide a comprehensive blood management program to Citrus Valley Health Partners, a three-hospital healthcare system serving a population of approximately 720,000 in suburban Los Angeles. The terms of the agreement require the Company to equip and operate a blood donor center in the vicinity of the three hospitals.

Management is evaluating a number of opportunities to implement the Blood Management Program in a variety of other healthcare settings. However, further expansion will require that the Company obtain additional financing and the ability to compete effectively against other blood product and service providers, including the ARC. Accordingly, there can be no assurance that the Company will be successful in marketing its Blood Management Programs or that, if successful, it will be able to obtain the funds necessary to finance such programs.

In November 1995, the Company's Board of Directors decided to discontinue its research and development operations. This decision resulted in a write off of assets in the amount of approximately $2.1 million and the provision of a $1 million reserve for losses during the disposal period. To date, results of the disposal have been more favorable than expected. Approximately $9,000 of the reserve was expended in the nine months ended September 30, 1996, net of amounts received from asset sales. In June 1996, the Company signed an amended agreement to sell most of its remaining research and development assets. The asset sale is expected to be completed in the fourth quarter of 1996. However, completion of the sale is dependent on the purchaser's ability to obtain financing. See "Discontinued Operations."

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

The Company anticipates that positive cash flow from its profitable operations and its cash and investments on hand will be sufficient to provide funding for the anticipated operating deficits of the Expansion Operations, to equip and operate the Citrus Valley Health Partners blood donor center and, if necessary, for the closure of Gateway, and to fund the remaining costs of disposing of its discontinued operations and meet its other working capital needs for the next 12 months.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the completion of the disposal of research and developments assets, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to obtain additional financing, to achieve profitability in either or both of its Expansion Operations, to improve the profitability of the Company's other operations, to expand its operations, to comply with the covenants under its bank line of credit, to effectively compete against the ARC and other competitors, to complete the sale of the Company's research and development assets on contracted terms and to resolve favorably through negotiation or litigation claims asserted against Company. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


                     PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          See disclosure in Form 10-K for the year ended December 31, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          a.  Exhibits

              4.1 1996 Stock Incentive Plan of the Registrant as amended and restated through September 17, 1996

              10.1 Amendment to Loan Agreement between the Registrant and Bank Leumi dated November 8, 1996.

              27 Financial Data Schedule for the Quarter Ending September 30, 1996.

          b. On August 19, 1996, HemaCare Corporation filed a Report on Form 8-K dated August 19, 1996. The Company reported Under Item 5 that the Company had completed a $1.2 million private placement of its equity securities.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date  November 13, 1996                   HEMACARE CORPORATION
      ---------------------                  (Registrant)


                                               \s\ Sharon C. Kaiser
                                          --------------------------------
                                          Sharon C. Kaiser, Vice President,
                                          Finance and Chief Financial Officer

                          INDEX TO EXHIBITS




                                                                      Method of Filing
4.1     1996 Stock Incentive Plan of the Registrant as amended and
         restated through September 17, 1996......................    Filed herewith electronically

10.1  	Amendment to Loan Agreement between the Registrant and
        Bank Leumi dated November 8, 1996.........................    Filed herewith electronically

27	    Financial Data Schedule for the quarter ending
        September 30, 1996........................................    Filed herewith electronically

