Form 10-Q/A
period 1996-01-31
HEMACARE CORP /CA/
filed 1997-02-11
CIK 801748

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                           FORM 10-Q/A - 1


/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

	OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                INDEX

                        HEMACARE CORPORATION


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report for the fiscal quarter ended March 31, 1996 on Form 10-Q as set forth in the pages attached hereto:


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 6.    Exhibits

These adjustments are being made to reflect an adjustment in materials inventory related to a prior period.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date        February 10, 1997             HEMACARE CORPORATION
            -----------------

                                          By: /s/ Sharon C. Kaiser
                                          -------------------------
                                          Sharon C. Kaiser, Vice
                                          President, Finance and Chief
                                          Financial Officer

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           HEMACARE CORPORATION

                       CONSOLIDATED BALANCE SHEETS


                                              (Unaudited)
                                                March 31,        December 31,
                                                  1996                1995
                                              -------------      -------------
               ASSETS

Current assets:
  Cash and cash equivalents                    $    820,000      $    997,000
  Accounts receivable, net of allowance for
   doubtful accounts - $110,000 (1996) and
   $95,000 (1995)                                 1,373,000         1,627,000
  Product inventories                               153,000           141,000
  Supplies                                          247,000           328,000
  Prepaid expenses                                  114,000           117,000
  Note receivable from officer - current             15,000            15,000
                                               -------------     -------------
    Total current assets                          2,722,000         3,225,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,605,000 (1996) and $1,513,000 (1995)           994,000         1,051,000
Note receivable from officer - non-current           81,000            94,000
Other assets                                         98,000            87,000
                                               -------------     -------------
                                               $  3,895,000      $  4,457,000
                                               =============     =============


  LIABILITIES AND SHAREHOLDER' EQUITY

Current liabilities:
  Accounts payable                             $    536,000      $    473,000
  Accrued blood purchases                           161,000           252,000
  Accrued payroll and payroll taxes                 344,000           310,000
  Other accrued expenses                            212,000           264,000
  Current obligations under capital leases          215,000           209,000
  Reserve for discontinued operations -
   current                                          246,000           336,000
                                               -------------     -------------
    Total current liabilities                     1,714,000         1,844,000

Obligations under capital leases, net
  of current portion                                644,000           649,000
Other accrued employee benefits                     176,000           138,000
Reserve for discontinued operations -
  non-current                                       600,000           600,000
Commitments and contingencies
Shareholders' equity:
  Common stock, without par value -
   20,000,000 shares authorized,
   5,929,285 and 5,911,285 issued
   and outstanding in 1996 and 1995,
   respectively                                 12,210,000         12,179,000
Accumulated deficit                            (11,449,000)       (10,953,000)
                                              -------------      -------------
     Total shareholders' equity                    761,000          1,226,000
                                              -------------      -------------
                                              $  3,895,000       $  4,457,000
                                              =============      =============

                   See Notes to Consolidated Financial Statements.

                              HEMACARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three months ended March 31,
                                            1996            1995
                                        --------------   -------------

Revenues:
  Blood products                        $  1,684,000     $  1,726,000
  Blood services                           1,126,000          960,000
                                        -------------    -------------
    Total revenues                         2,810,000        2,686,000

Operating costs and expenses:
  Blood products                           1,874,000        1,262,000
  Blood services                             794,000          694,000
                                        -------------    -------------
   Total operating costs and expenses      2,668,000        1,956,000
                                        -------------    -------------
   Operating profit                          142,000          730,000

General and administrative expense           627,000          488,000

Interest income                                9,000           15,000
Interest expense                             (20,000)          (8,000)
                                        -------------    -------------

Income (loss) from continuing
 operations before income taxes             (496,000)         249,000
Provision for income taxes                         -                -

Discontinued operations:
  Loss from discontinued operations                -         (297,000)
                                        -------------    -------------
Net loss                                $   (496,000)    $    (48,000)
                                        =============    =============
Per share amounts:
Income (loss) from continuing
 operations                             $      (0.08)    $       0.04

Discontinued operations:
   Loss from discontinued operations               -            (0.05)
                                        -------------    -------------
Net loss                                $      (0.08)    $      (0.01)
                                        =============    =============

Weighted average common and common
  equivalent shares outstanding            6,069,642        5,567,628
                                        =============    =============

               See Notes to Consolidated Financial Statements.

                          HEMACARE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                              Three months ended March 31,
                                                 1996            1995
                                             --------------   -------------
Cash flows from operating activities:
  Net loss                                   $  (496,000)     $   (48,000)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Depreciation and amortization               81,000           128,000
     Provision for losses on accounts
      receivable                                 15,000            16,000
     Issuance of common stock for employee
      compensation                                    -            55,000

  Changes in operating assets and liabilities:
    Decrease in accounts receivable             288,000           270,000
    Decrease (increase) in inventories,
      supplies and prepaid expenses              72,000          (101,000)
    Increase in other assets, net               (11,000)           (7,000)
    Decrease in accounts payable and
      accrued expenses                          (46,000)         (428,000)
    Increase (decrease) in other accrued
      employee benefits                          38,000           (44,000)
    Net expenditures for discontinued
      operations                                (90,000)                -
                                              ----------      ------------
 Net cash used in operating activities         (149,000)         (159,000)
                                              ----------      ------------

Cash flows from investing activities:
  Decrease (increase) in note receivable
   from officer                                  13,000           (11,000)
  Increase in short-term investments                  -            (4,000)
  Purchase of plant and equipment, net          (36,000)          (25,000)
                                              ----------      ------------
Net cash used in investing activities           (23,000)          (40,000)
                                              ----------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock         31,000           357,000
  Principal payments on line of credit and
    capital leases                              (36,000)          (33,000)
                                              ----------      ------------
  Net cash (used in) provided by financing
    activities                                   (5,000)          324,000
                                              ----------      ------------

  Increase (decrease) in cash and cash
    equivalents                                (177,000)          125,000
  Cash and cash equivalents at beginning
    of period                                   997,000           786,000
                                              ----------      ------------
  Cash and cash equivalents at end of
    period                                    $ 820,000       $   911,000
                                              ==========      ============
Supplemental disclosure:
  Interest paid                               $  20,000       $     8,000
                                              ==========      ============

Items not impacting cash flows:
  Increase in capital lease obligations       $  37,000       $   167,000
                                              ==========      ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All comparisons within the following discussions are to the previous year. In late December 1995, the Gateway Community Blood Program ("Gateway') opened in St. Louis, Missouri. The University of Southern California (USC) Blood Center, located in Los Angeles, California, opened in late February 1996. These new operations are collectively referred to as the "Expansion Operations" in the following discussions.

Revenues and Operating Profit

Revenues for the first quarter of 1996, increased 5% ($124,000), as the result of a 2% decrease in blood products revenues, offset by a 17% increase in therapeutic services revenues. The Company's operating profit as a percentage of sales ("profit margin') decreased to 5% in the first quarter of 1996 from 27% in the comparable quarter of 1995 due to start-up losses incurred by the Expansion Operations. The Company's first quarter gross profit margin before the effect of the Expansion Operations was 27%.

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

The profit margin on blood services increased to 29% in the first quarter of 1996 from 28% in the comparable period of 1995. This increase was due to (1) lower fixed costs per procedure resulting from the higher number of 1996 procedures and (2) costs incurred in the 1995 quarter associated with the development of a new therapeutic procedure, partially offset by a $47,000 adjustment in materials inventory related to a prior period.

General and Administrative Expense

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

Operating under the terms of its three-year agreements which end in February 1999, the USC Blood Center provides services to USC University Hospital and the USC/Kenneth Norris Comprehensive Cancer Center and Hospital (the "USC Hospitals"). The Company is the primary provider of blood products and services to the USC Hospitals and is entitled to recoup the cost of tenant improvements for the USC Center through surcharges to the Hospitals. Until its operations reach break even, the Company will be required to fund the USC Blood Center=s cash flow deficits.

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

                     PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits

                27      Financial Data Schedule for the Quarter Ending
                        March 31, 1996.

                         Index to Exhibits


                                                     Method of Filing
                                                     ----------------
27        Financial Data Schedule for the quarter
          ending March 31, 1996. . . . . . . . . .   Filed herewith electronically