Form 10-Q/A
period 1996-06-30
HEMACARE CORP /CA/
filed 1997-02-11
CIK 801748

===========================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q/A-1


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  YES  X   NO ____

As of August 12, 1996, 5,962,515 shares of Common Stock of the Registrant were issued and outstanding.

==========================================================================

                               INDEX
                          HEMACARE CORPORATION

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report for the fiscal quarter ended June 30, 1996 on Form 10-Q as set forth in the pages attached hereto:



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 6.   Exhibits

These adjustments are being made to reflect the cumulative effects of an adjustment in materials inventory, related to a prior period, that was made in the first quarter of 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     February 10, 1997              HEMACARE CORPORATION
        ---------------------
                                        By:  /s/ Sharon C. Kaiser
                                        --------------------------
                                        Sharon C. Kaiser, Vice
                                        President, Finance and Chief
                                        Financial Office

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           HEMACARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS


                                      June 30,      December 31,
                                        1996              1995
                                    -------------   -------------
                                     (Unaudited)
             ASSETS

Current assets:
  Cash and cash equivalents         $    996,000      $    997,000
  Accounts receivable, net of
    allowance for doubtful
    accounts - $93,000 (1996) and
    $95,000 (1995)                     1,331,000         1,627,000
  Product inventories                    149,000           141,000
  Supplies                               245,000           328,000
  Prepaid expenses                       248,000           117,000
  Note receivable from officer
  - current                               15,000            15,000
                                    -------------     -------------
     Total current assets              2,984,000         3,225,000

Plant and equipment, net of
  accumulated depreciation and
  amortization of $1,693,000 (1996)
  and $1,513,000 (1995)                 962,000          1,051,000
Note receivable from officer -
  non-current                            83,000             94,000
Other assets                            100,000             87,000
                                    -------------     -------------
                                    $  4,129,000      $  4,457,000
                                    =============     =============

 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                  $    532,000      $    473,000
  Accrued blood purchases                248,000           252,000
  Accrued payroll and payroll taxes      355,000           310,000
  Other accrued expenses                 237,000           239,000
  Current obligations under
    capital leases                       219,000           209,000
  Line of credit payable                 300,000                 -
  Reserve for discontinued
    operations - current                 392,000           336,000
                                    -------------     -------------
      Total current liabilities        2,283,000         1,819,000

Obligations under capital leases,
  net of current portion                 639,000           649,000
Other accrued expenses - long term       173,000           163,000
Reserve for discontinued operations
  - non-current                          600,000           600,000
Commitments and contingencies                  -                 -
                                    -------------     -------------
      Total Liabilities                3,695,000         3,231,000

Shareholders' equity:
  Common stock, without par value
     - 20,000,000 shares authorized,
     5,961,683 and 5,911,285 issued
     and outstanding in 1996 and
     1995, respectively               12,313,000        12,179,000
  Accumulated deficit                (11,879,000)      (10,953,000)
                                    -------------     -------------
      Total shareholders' equity         434,000         1,226,000
                                    -------------     -------------
                                    $  4,129,000      $  4,457,000
                                    =============     =============

              See Notes to Consolidated Financial Statements.
                                 3

                        HEMACARE CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                Three months ended June 30,   Six months ended June 30,
                                    1996          1995            1996         1995
                                ------------   ------------   -----------   -----------

Blood products                  $ 1,712,000    $ 1,642,000    $ 3,397,000   $ 3,351,000
Blood services                      967,000        881,000      2,092,000     1,858,000
                                ------------   ------------   ------------  ------------
    Total revenues                2,679,000      2,523,000      5,489,000     5,209,000

Operating costs and expenses:
  Blood products                  1,797,000      1,343,000      3,662,000     2,618,000
  Blood services                    697,000        600,000      1,491,000     1,279,000
                                ------------   ------------   ------------  ------------
    Total operating costs
      and expenses                2,494,000      1,943,000      5,153,000     3,897,000
                                ------------   ------------   ------------  ------------

    Gross profit                    185,000        580,000        336,000     1,312,000

General and administrative
  expense                           599,000        472,000      1,235,000       962,000
Interest (income) expense:
  Interest income                    (5,000)       (11,000)       (14,000)      (26,000)
  Interest expense                   21,000         20,000         41,000        28,000
                                 -----------   ------------   ------------  ------------

Income from continuing
  operations before income
  taxes                            (430,000)        99,000      (926,000)      348,000
Provision for income taxes                -              -             -             -

Discontinued operations:
  Loss from discontinued
    operations                            -       (238,000)            -      (535,000)
                                 -----------   ------------   -----------  ------------
  Net loss                       $ (430,000)   $  (139,000)   $ (926,000)  $  (187,000)
                                 ===========   ============   ===========  ============

Per share amounts:
  Income from continuing
    operations                   $    (0.07)   $      0.02    $    (0.15)  $      0.06

  Discontinued operations:
   Loss from discontinued
     operations                          -           (0.04)            -         (0.09)
                                 -----------   ------------   -----------  ------------
   Net loss                      $    (0.07)   $     (0.02)   $    (0.15)  $     (0.03)
                                 ===========   ============   ===========  ============
   Weighted average common
    and common equivalent
    shares outstanding            6,149,905      5,634,480     6,125,751     5,512,930
                                 ===========   ============   ===========  ============

                       See Notes to Consolidated Financial Statements.
                                             4

                               HEMACARE CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Six months ended June 30,
                                           1996         1995
                                        -----------   -----------

Cash flows from operating
  activities:
  Net loss                              $ (926,000)   $ (187,000)
  Adjustments to reconcile
    net loss to net cash
    used in operating activities:
      Depreciation and amortization        169,000       258,000
      Provision for losses on accounts
       receivable                                -        30,000

  Changes in operating assets and
    liabilities:
      Decrease in accounts receivable      296,000       437,000
      Increase in inventories, supplies
       and prepaid expenses                (56,000)     (201,000)
      Increase in other assets, net        (13,000)       (2,000)
      Increase (decrease) in accounts
        payable and accrued expenses        98,000      (459,000)
      Increase (decrease) in other
        accrued expenses - long term        10,000       (43,000)
      Net profit on discontinued
        operations                          56,000             -
                                        -----------   -----------
  Net cash used in operating
    activities                            (366,000)     (167,000)
                                       ------------   -----------

Cash flows from investing activities:
  Decrease (increase) in note
    receivable from officer                 11,000       (13,000)
  Decrease in short-term investments             -       295,000
  Purchase of plant and equipment, net     (89,000)      (41,000)
                                        -----------   -----------
  Net cash (used in) provided by
  investing activities                     (78,000)      241,000
                                        -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of common
    stock                                  134,000       560,000
  Proceeds from line of credit             300,000             -
  Principal payments on line of credit
    and capital leases                     (91,000)      (71,000)
                                        -----------   -----------
Net cash provided by financing
  activities                               343,000       489,000
                                        -----------   -----------

Increase (decrease) in cash and
  cash equivalents                        (101,000)      562,000
Cash and cash equivalents at beginning
  of period                                997,000       786,000
                                        -----------   -----------
Cash and cash equivalents at end of
  period                                $  896,000    $1,348,000
                                        ===========   ===========

Supplemental disclosure:
  Interest paid                         $   41,000    $   28,000
                                        ===========   ===========

Items not impacting cash flows:
  Increase in capital lease
    obligations                         $   91,000   $   167,000
                                        ===========  ============

            See Notes to Consolidated Financial Statements.
                                5
<Page 6>

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

Note 3 - Line of Credit

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Effective May 1, 1996, the credit line was renewed
through April 30, 1997.   Under the terms of the new credit line
agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios, including Working Capital, defined, of $500,000 and a tangible net worth of not less than $370,000 prior to September 30, 1996 and not less than $2 million thereafter. At June 30, 1996, the Company's defined working Capital was $500,000. The credit line agreement also requires that the Company achieve defined operating objectives in order to make loan draws. Although the Company was in compliance with all covenants of its borrowing agreement at June 30, 1996, but further borrowing is restricted due to the failure to achieve the defined operating objectives, until tangible net worth of $2 million is achieved. In order to comply with the tangible net worth covenant after September 1996, the Company will be required to increase its shareholders' equity through the sale of additional equity securities. Interest on credit line borrowings is at the lender's prime rate (8.25% at June 30, 1996) plus one-half of a percentage point. As of June 30, 1996, $300,000 was outstanding under the line of credit.

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

In September 1995, the Company entered into a letter of intent to make royalty payments to certain parties in consideration of certain commitments to the establishment of Gateway. The definitive agreement providing for the payment of these royalties has not been completed due to a dispute with one of the parties, which is now the only remaining party who may be entitled to royalty payments. The letter of intent provides for cash royalties of up to 20% of Gateway's cash flow, as defined, and shares of HemaCare common stock with a value equal to the cash royalty, up to a maximum of 500,000 shares of HemaCare common stock. If a definitive royalty agreement is entered into, royalty payments would commence after the Company recovers its initial investment in Gateway, including capital expenditures and operating deficits, and terminate in 2003.

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

Note 7 - Recent Auditing Pronouncement

In the first quarter of 1996, the Company adopted Statement of Financial Auditing Standards no. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). The adoption of SFAS 121 did not impact the Company's financial, position or its results of operations.

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

Revenues and Operating Profit

Revenues for the three and six month periods ended June 30, 1996, increased 6% ($156,000) and 5% ($280,000), respectively. The Company's operating profit as a percentage of sales ("profit margin") decreased to 7% in the three month period and 6% in the six month period of 1996 from 23% in the three month period and 25% in the six month period of 1995, due to start-up losses incurred by the Expansion Operations. Operating losses from Expansion Operations were $420,000 for the three months and $979,000 for the six months ended June 30, 1996. The Company's profit margin before the effect of the Expansion Operations was 26% for the three month period and 24% for the six month period ended June 30, 1996.

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

The profit margin on blood services decreased to 28% in the second quarter of 1996 from 32% in the comparable period of 1995. Blood services profit margin for the first six months of 1996 was 29% compared to 31% for the first six months of 1995. The 1996 decreases were primarily due to the decline in Atlanta business.

General and Administrative Expense

General and administrative expense increased 27% ($127,000) for the three months and 28% ($273,000) for the six months ended June 30, 1996. The increase was primarily due to changes in the Company's corporate structure initiated in late 1995, in conjunction with its national expansion strategy, including the addition of a business development department. However, since the timing of additional expansion is currently uncertain and dependent upon improved operating performance and increased capitalization, the Company recently implemented a plan to reduce general and administrative expense. (See "Liquidity and Capital Resources")

Discontinued Operations

In November 1995, the Company discontinued its Immupath related research and development activities and established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, a license holder. The reserve amount is net of the expected proceeds to be realized from the sale of research and development assets.

To date, results of the disposal have been more favorable than expected. In June 1996, the Company signed an amended agreement to sell most of its research and development assets. In July 1996, the Medicorp dispute was settled without any payment by the Company. The asset sale is expected to close in the third or fourth quarter of 1996, at which time the disposal of the discontinued operations will be substantially complete. If at that time the remaining reserve exceeds any estimated residual costs of disposition, the Company will reduce its liabilities by the amount of the remaining reserve for disposal, including the amount provided for settlement of the dispute with the license holder, and increase its net income and retained earnings in a corresponding amount. Although management expects that the reserve will exceed the disposal costs, there can be no assurance of this or that the reserve provided will exceed or be sufficient to cover all disposal costs. (See "Liquidity and Capital Resources")

Liquidity and Capital Resources

At June 30, 1996, the Company had cash and cash equivalents of $996,000 and working capital of $748,000. The Company's blood products and services businesses, other than the Expansion Operations, are profitable and cash flow positive. Effective August 1, 1996, the Company reduced many of its product prices, as a part of its overall marketing strategy. The price reductions are expected to increase the number of products sold. However, profit margins on these products will be reduced. To offset the effect of the price reductions and increase the overall profitability of its operations, the Company implemented the following cost reduction and control measures beginning in June 1996:

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

In many instances, the Company competes against the ARC in providing its products and services to health care institutions.
To date, the ARC has aggressively responded to competition from the Company and management believes that such completion will continue. In southern California, the Los Angeles Region Blood Service of the American Red Cross (the "Los Angeles ARC") employs pricing practices which the Company has alleged violate antitrust laws. These pricing practices may compel ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In December 1995, the Company filed an antitrust and unfair competition complaint against the Los Angeles ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. In response to the complaint, the ARC filed a motion to dismiss which
was partially rejected by the Court.   A February 1997 trial date
has been set. The Company cannot predict the outcome of this lawsuit at this time.

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

In February 1996, the Company terminated an agreement with a vendor, based on the inability of the vendor's product to perform
to the standards outlined in the agreement.   The vendor is
disputing the basis for the termination, and the parties are discussing a negotiated settlement. However, if an acceptable settlement can not be achieved, the Company intends to vigorously defend any legal action which may result from the dispute. In either event, the resolution of this matter is not expected to have a material impact on the Company's financial position or future results of operations.

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

                  PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits

                27      Financial Data Schedule for the Quarter Ending
                        June 30, 1996.

                          INDEX TO EXHIBITS

                                                        Method of Filing
                                                        ----------------
27   	Financial Data Schedule for the quarter ending
        June 30, 1996 .. . . . . . . . . . .  . . .     Filed herewith electronically

                                   16