Form 10-Q/A
period 1996-09-30
HEMACARE CORP /CA/
filed 1997-02-11
CIK 801748

=============================================================================

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

                                  INDEX

                          HEMACARE CORPORATION


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report for the fiscal quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits


These adjustments are being made to reflect the cumulative effects of an adjustment in materials inventory, related to a prior period, that was made in the first quarter of 1996 and to reflect a gain on disposal of discontinued operations resulting from the resolution of a contingent liability in July 1996.

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

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       HEMACARE CORPORATION

                    CONSOLIDATED BALANCE SHEETS


                                    September 30,    December 31,
                                        1996             1995
                                    -------------   --------------
                                     (Unaudited)

             ASSETS
Current assets:
  Cash and cash equivalents         $  1,369,000    $    997,000
  Accounts receivable, net of
    allowance for doubtful
    accounts - $88,000 (1996) and
    $95,000 (1995)                     1,690,000       1,627,000
  Product inventories                    142,000         141,000
  Supplies                               297,000         328,000
  Prepaid expenses                       199,000         117,000
  Note receivable from officer
    - current                             15,000          15,000
                                    -------------   -------------
     Total current assets              3,712,000       3,225,000

Plant and equipment, net of
  accumulated depreciation and
  amortization of $1,788,000 (1996)
  and $1,513,000 (1995)                  870,000       1,051,000
Note receivable from officer
  - non-current                           86,000          94,000
Other assets                              98,000          87,000
                                    -------------   -------------
                                    $  4,766,000    $  4,457,000
                                    =============   =============

 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                  $    721,000    $    473,000
  Accrued blood purchases                230,000         252,000
  Accrued payroll and payroll taxes      247,000         310,000
  Other accrued expenses                 227,000         239,000
  Current obligations under capital
    leases                               234,000         209,000
  Reserve for discontinued
    operations - current                 345,000         336,000
                                    -------------   -------------
      Total current liabilities        2,004,000       1,819,000

Obligations under capital leases,
  net of current portion                 557,000         649,000
Other accrued expenses - long-term       187,000         163,000
Reserve for discontinued operations
  - non-current                                -         600,000
Commitments and contingencies
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized,
    7,176,683 and 5,911,285 issued
    and outstanding in 1996 and 1995,
    respectively                      13,468,000      12,179,000
  Accumulated deficit                (11,450,000)    (10,953,000)
                                    -------------   -------------
      Total shareholders' equity       2,018,000       1,226,000
                                    =============   =============
                                    $  4,766,000    $  4,457,000
                                     ============   =============

                                  3
             See Notes to Consolidated Financial Statements.

                         HEMACARE CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                               Three months ended September 30,    Nine months ended September 30,
                                  1996            1995               1996               1995
Revenues:                      --------------   --------------   -------------   ---------------

Blood products                 $  1,645,000     $  1,752,000     $  5,041,000    $  5,103,000
Blood services                      981,000          963,000        3,073,000       2,821,000
                               -------------    -------------    -------------   -------------
    Total revenues                2,626,000        2,715,000        8,114,000       7,924,000

Operating costs and expenses:
  Blood products                  1,621,000        1,318,000        5,282,000       3,887,000
  Blood services                    641,000          638,000        2,132,000       1,966,000
                               -------------    -------------    -------------   -------------
    Total operating costs
       and expenses               2,262,000        1,956,000        7,414,000       5,853,000
                               -------------    -------------    -------------   -------------

    Operating profit                364,000          759,000          700,000       2,071,000

General and administrative
  expense                           529,000          499,000        1,759,000       1,461,000

Interest expense                      7,000            3,000           39,000           5,000
                               -------------    -------------    -------------   -------------
Income (loss) from continuing
  operations before income
  taxes                            (172,000)         257,000       (1,098,000)        605,000
Provision for income taxes                -                -                -               -

Discontinued Operations:
  Loss from discontinued
    operations                            -         (232,000)               -        (767,000)
Gain on disposal of discontinued
  operations                        600,000                -          600,000               -
                               -------------    -------------    -------------   -------------
  Net income (loss)            $    428,000     $     25,000     $   (498,000)   $   (162,000)
                               =============    =============    =============   ==============

Per share amounts:
Income (loss) from
  continuing operations        $      (0.02)    $       0.04     $      (0.17)   $       0.11

Discontinued Operations:
  Loss from discontinued
    operations                            -            (0.04)               -           (0.14)
  Gain on disposal of
    discontinued operations            0.09                -             0.09               -
                               -------------    -------------    -------------   -------------
Net income (loss)              $       0.07     $       0.00     $      (0.08)   $      (0.03)
                               =============    =============    =============   =============

Weighted average common and
  common equivalent shares
  outstanding                     6,384,838        6,020,684        6,477,203       5,622,215
                               =============    =============    =============   =============

                                          4
                 See Notes to Consolidated Financial Statements.

                            HEMACARE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       Nine months ended September 30,
                                             1996          1995
                                       --------------   --------------

Cash flows from operating
  activities:
  Net loss                             $  (498,000)     $  (162,000)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization        265,000          384,000
      Provision for losses on
        accounts receivable                      -            1,000
      Decrease in reserve for
        discontinued operations           (600,000)               -

  Changes in operating assets and
    liabilities:
      Decrease (increase) in accounts
        receivable                         (63,000)         355,000
      Increase in inventories,
        supplies and prepaid expenses      (52,000)         (62,000)
      Increase in other assets, net        (11,000)         (81,000)
      Increase (decrease) in accounts
        payable and accrued expenses       151,000         (520,000)
      Increase (decrease) in other
        accrued expenses - long-term        24,000          (13,000)
      Reserve for discontinued
        operations                           9,000                -
                                       ------------     ------------
  Net cash used in operating
    activities                            (775,000)         (98,000)
                                       ------------     ------------

Cash flows from investing activities:
  Decrease (increase) in note
    receivable from officer                 8,000           (16,000)
  Decrease in short-term investments            -           300,000
  Sale (purchase) of plant and
    equipment, net                          8,000          (113,000)
                                       -----------      ------------
  Net cash provided by investing
    activities                             16,000           171,000
                                       -----------      ------------

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                        1,289,000           834,000
  Principal payments on line of
    credit and capital leases            (158,000)         (299,000)
                                       -----------      ------------
  Net cash provided by financing
    activities                          1,131,000           535,000
                                       -----------      ------------

  Increase (decrease) in cash and
    cash equivalents                      372,000           608,000
  Cash and cash equivalents at
    beginning of period                   997,000           786,000
                                       -----------      ------------
Cash and cash equivalents at end
  of period                            $1,369,000       $ 1,394,000
                                       ===========      ============

Supplemental disclosure:
  Interest paid                        $   60,000       $    41,000
                                       ===========      ============

Items not impacting cash flows:
  Increase in capital lease
    obligations                        $   92,000       $   167,000
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

Note 2 - Discontinued Operations

In November 1995, the Company's Board of Directors decided to discontinue the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. In connection with this decision, the Company wrote off the remaining book value of HBI's assets and provided a reserve for estimated operating losses from the November 30, 1995 measurement date through December 1996, the expected date of substantial completion of disposal. The loss on the disposition of HBI's operations has been accounted for as discontinued operations, and prior year financial statements have been restated to reflect the discontinuation of these operations. The net loss from such operations for the three months and nine months ended September 30, 1995 was $232,000 and $767,000, respectively. For the three-month and nine-month periods ended September 30, 1996, the Company's reserve for discontinued operations decreased by $647,000 and increased by $591,000, respectively.

The reserve established for estimated HBI operating losses during the period of disposal included a $600,000 contingent liability for the resolution of the dispute with Medicorp. In July 1996, the dispute was settled without any payment by the Company, and the Company recognized a $600,000 gain on disposal of discontinued operations. (See Note 5). In June 1996, the Company signed an amended agreement to sell substantially all the tangible assets of the discontinued operations and two of the three remaining FDA source plasma licenses. The sale and transfer of the licenses was contingent upon obtaining FDA approval which was received on October 21, 1996. The buyer has delivered a promissory note in payment of the purchase price for the tangible assets sold which is collateralized by these assets. However, the buyer's ability to make payment on the note, which was due November 2, 1996, is dependent upon the completion of a financing transaction by the buyer. If, upon completion of the sale transaction, the remaining reserve exceeds any estimated residual costs of disposition, the Company will reduce its liabilities by the amount of the remaining reserve for disposal and increase its net income and retained earnings in a corresponding amount.

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

The profit margin on blood services increased to 35% for the three month period and to 31% for the nine month period of 1996 from 34% and 30% in the corresponding periods of 1995, respectively.

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

To date, results of the disposal have been more favorable than expected. In July 1996, the Medicorp dispute was settled without any payment by the Company. As a result of this settlement, the Company recognized a $600,000 gain on disposal of discontinued operations in the third quarter of 1996. In June 1996, the Company signed an amended agreement to sell most of its research and development assets, and The asset sale is expected to be completed in the fourth quarter of 1996, at which time the disposal of the discontinued operations will be substantially complete. However, completion of the sale is dependent on the purchaser's ability to obtain financing. At the time the sale is completed, if the remaining reserve exceeds any estimated residual costs of disposition, the Company will reduce its liabilities by the amount of the remaining reserveand increase its net income and retained earnings by a corresponding amount.

Liquidity and Capital Resources

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

The Company has developed a blood management program ("Blood Management Program") model which provides its hospital customers with the convenience and efficiencies of an in-house blood program without the associated regulatory and management burdens and related financial risks. The USC Blood Program is a prototype of this approach. The Company's Blood Management Programs are being marketed to:

- Existing customers in Southern California and the St. Louis metropolitan area who are buying various blood products and services from the Company in a traditional buyer-vendor relationship.

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

                   PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               27 Financial Data Schedule for the Quarter Ending September 30, 1996.

                          Index to Exhibits


                                                  Method of Filing
                                                  ----------------



27	Financial Data Schedule for the quarter
        ending September 30, 1996..............   Filed herewith electronically

