Form 10-Q/A
period 1996-09-30
HEMACARE CORP /CA/
filed 1997-02-13
CIK 801748

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q/A-2


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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


PART II. OTHER INFORMATION

Item 6.  Exhibits

This amendment is being made to properly disclose the effects of restating previously filed information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date    February 13, 1997                    HEMACARE CORPORATION
        -----------------
                                             By: /s/  Sharon C. Kaiser
                                             -------------------------
                                             Sharon C. Kaiser, Vice
                                             President, Finance and
                                             Chief Financial Officer

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       HEMACARE CORPORATION

                    CONSOLIDATED BALANCE SHEETS


                                    September 30,    December 31,
                                        1996             1995
                                     As Restated
                                    -------------   --------------
                                     (Unaudited)

             ASSETS
Current assets:
  Cash and cash equivalents         $  1,369,000    $    997,000
  Accounts receivable, net of
    allowance for doubtful
    accounts - $88,000 (1996) and
    $95,000 (1995)                     1,690,000       1,627,000
  Product inventories                    142,000         141,000
  Supplies                               297,000         328,000
  Prepaid expenses                       199,000         117,000
  Note receivable from officer
    - current                             15,000          15,000
                                    -------------   -------------
     Total current assets              3,712,000       3,225,000

Plant and equipment, net of
  accumulated depreciation and
  amortization of $1,788,000 (1996)
  and $1,513,000 (1995)                  870,000       1,051,000
Note receivable from officer
  - non-current                           86,000          94,000
Other assets                              98,000          87,000
                                    -------------   -------------
                                    $  4,766,000    $  4,457,000
                                    =============   =============

 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                  $    721,000    $    473,000
  Accrued blood purchases                230,000         252,000
  Accrued payroll and payroll taxes      247,000         310,000
  Other accrued expenses                 227,000         239,000
  Current obligations under capital
    leases                               234,000         209,000
  Reserve for discontinued
    operations - current                 345,000         336,000
                                    -------------   -------------
      Total current liabilities        2,004,000       1,819,000

Obligations under capital leases,
  net of current portion                 557,000         649,000
Other accrued expenses - long-term       187,000         163,000
Reserve for discontinued operations
  - non-current                                -         600,000
Commitments and contingencies
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized,
    7,176,683 and 5,911,285 issued
    and outstanding in 1996 and 1995,
    respectively                      13,468,000      12,179,000
  Accumulated deficit                (11,450,000)    (10,953,000)
                                    -------------   -------------
      Total shareholders' equity       2,018,000       1,226,000
                                    =============   =============
                                    $  4,766,000    $  4,457,000
                                     ============   =============

                                  3
             See Notes to Consolidated Financial Statements.

                         HEMACARE CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                               Three months ended September 30,    Nine months ended September 30,
                                  1996            1995               1996               1995
                                As Restated                       As Restated
Revenues:                      --------------   --------------   -------------   ---------------

Blood products                 $  1,645,000     $  1,752,000     $  5,041,000    $  5,103,000
Blood services                      981,000          963,000        3,073,000       2,821,000
                               -------------    -------------    -------------   -------------
    Total revenues                2,626,000        2,715,000        8,114,000       7,924,000

Operating costs and expenses:
  Blood products                  1,621,000        1,318,000        5,282,000       3,887,000
  Blood services                    641,000          638,000        2,132,000       1,966,000
                               -------------    -------------    -------------   -------------
    Total operating costs
       and expenses               2,262,000        1,956,000        7,414,000       5,853,000
                               -------------    -------------    -------------   -------------

    Operating profit                364,000          759,000          700,000       2,071,000

General and administrative
  expense                           529,000          499,000        1,759,000       1,461,000

Interest expense                      7,000            3,000           39,000           5,000
                               -------------    -------------    -------------   -------------
Income (loss) from continuing
  operations before income
  taxes                            (172,000)         257,000       (1,098,000)        605,000
Provision for income taxes                -                -                -               -

Discontinued Operations:
  Loss from discontinued
    operations                            -         (232,000)               -        (767,000)
Gain on disposal of discontinued
  operations                        600,000                -          600,000               -
                               -------------    -------------    -------------   -------------
  Net income (loss)            $    428,000     $     25,000     $   (498,000)   $   (162,000)
                               =============    =============    =============   ==============

Per share amounts:
Income (loss) from
  continuing operations        $      (0.02)    $       0.04     $      (0.17)   $       0.11

Discontinued Operations:
  Loss from discontinued
    operations                            -            (0.04)               -           (0.14)
  Gain on disposal of
    discontinued operations            0.09                -             0.09               -
                               -------------    -------------    -------------   -------------
Net income (loss)              $       0.07     $       0.00     $      (0.08)   $      (0.03)
                               =============    =============    =============   =============

Weighted average common and
  common equivalent shares
  outstanding                     6,384,838        6,020,684        6,477,203       5,622,215
                               =============    =============    =============   =============

                                          4
                 See Notes to Consolidated Financial Statements.

                            HEMACARE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       Nine months ended September 30,
                                             1996          1995
                                         As Restated
                                       --------------   --------------

Cash flows from operating
  activities:
  Net loss                             $  (498,000)     $  (162,000)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization        265,000          384,000
      Provision for losses on
        accounts receivable                      -            1,000
      Decrease in reserve for
        discontinued operations           (600,000)               -

  Changes in operating assets and
    liabilities:
      Decrease (increase) in accounts
        receivable                         (63,000)         355,000
      Increase in inventories,
        supplies and prepaid expenses      (52,000)         (62,000)
      Increase in other assets, net        (11,000)         (81,000)
      Increase (decrease) in accounts
        payable and accrued expenses       151,000         (520,000)
      Increase (decrease) in other
        accrued expenses - long-term        24,000          (13,000)
      Reserve for discontinued
        operations                           9,000                -
                                       ------------     ------------
  Net cash used in operating
    activities                            (775,000)         (98,000)
                                       ------------     ------------

Cash flows from investing activities:
  Decrease (increase) in note
    receivable from officer                 8,000           (16,000)
  Decrease in short-term investments            -           300,000
  Sale (purchase) of plant and
    equipment, net                          8,000          (113,000)
                                       -----------      ------------
  Net cash provided by investing
    activities                             16,000           171,000
                                       -----------      ------------

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                        1,289,000           834,000
  Principal payments on line of
    credit and capital leases            (158,000)         (299,000)
                                       -----------      ------------
  Net cash provided by financing
    activities                          1,131,000           535,000
                                       -----------      ------------

  Increase (decrease) in cash and
    cash equivalents                      372,000           608,000
  Cash and cash equivalents at
    beginning of period                   997,000           786,000
                                       -----------      ------------
Cash and cash equivalents at end
  of period                            $1,369,000       $ 1,394,000
                                       ===========      ============

Supplemental disclosure:
  Interest paid                        $   60,000       $    41,000
                                       ===========      ============

Items not impacting cash flows:
  Increase in capital lease
    obligations                        $   92,000       $   167,000
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

Note 8 - Restatement

The accompanying unaudited consolidated financial statements and notes to financial statements of the Company have been restated to reflect the settlement of a dispute with a license holder in July 1996 (See Note 2) and an adjustment of materials inventory related to a prior period. The effect of these events were not previously recognized in the Company's September 30, 1996 unaudited consolidated financial statements. These corrections increased net income by $600,000 and $553,000 and increased net income per share by $.10 and $.08 per share for the three and nine months periods ended September 30, 1996, respectively.


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

