Form 10-K
period 1996-12-31
HEMACARE CORP /CA/
filed 1997-03-28
CIK 801748

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-K
(Mark one)
/ /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1996
/X/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to _____________

Commission file number 0-15223

                            HEMACARE CORPORATION
           (Exact name of registrant as specified in its charter)

State or other jurisdiction of                       I.R.S. Employer I.D.
incorporation or organization: California            Number: 95-3280412
                               -----------                   -----------
4954 Van Nuys Boulevard
Sherman Oaks, California                               91403
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (818) 986-3883

                                 -----------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                            (without par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   YES  /X/  NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

As of March 27, 1997, 7,190,710 shares of Common Stock of the Registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date (based upon the closing price of the Common Stock as reported on NASDAQ) was approximately $15,785,348.

Portions of the Registrant's definitive Proxy Statement for its June 5, 1997 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

=============================================================================

                                 PART I

Item 1.  Business.
-------  ---------

General
-------

HemaCare Corporation, founded in 1978, provides blood products and services for health care institutions. HemaCare believes it is the only publicly-traded, FDA-licensed company engaged in providing a broad spectrum of products and services to the $2 billion blood industry.

During 1996, the Company began establishing blood management programs with its hospital customers. The Company's Blood Management Program allows a hospital to retain the convenience and efficiencies of an in-house blood program while outsourcing the associated the regulatory and management burdens and related financial risks. The BMP concept enhances the Company's ability to compete by packaging its products and services in the way which best responds to its customers needs. The Blood Management Programs established in 1996 began the conversion of the Company's business to relationships in which the Company is the primary provider of blood products and services to a hospital or affiliated hospital group.

The Company's corporate headquarters are located in Sherman Oaks, California, near downtown Los Angeles. Southern California operations are conducted from this location, from a blood donor center located at the University of Southern California Health Sciences Campus and from donor facilities at the Citrus Valley Health Partners hospitals. In December 1995, the Company opened a regional blood program in St. Louis, Missouri, with a satellite location near Belleville, Illinois.

Certain medical terms included in the following discussions are further explained in a glossary located at the end of this
Item 1. HemaCare Corporation and its wholly-owned subsidiaries are collectively referred to herein as "HemaCare" or the "Company".

Competitive Strategy
---------------------

Hospitals, faced with increasing cost containment pressures, are looking for new ways of providing cost-effective health services in a community-based setting. Hospital managers have been forced to carefully examine every cost, including the cost of blood products and services which typically represent approximately 2% of a hospital's expenditures. In response, hospitals are consolidating under common corporate umbrellas or into affiliated purchasing or operational groups. The consolidated entities rely on their combined purchasing power to solicit the lowest competitive bids for their purchases, and increasingly, choose to outsource various hospital functions to decrease costs and increase efficiency.

HemaCare is meeting the challenges of the new healthcare environment by continuing its 18 year strategy of providing customized solutions to its customers' blood products and services needs. The Company's blood management program ("Blood Management Program" or "BMP") model is the most recent application of this strategy. Management believes that this model provides opportunities for expansion of the Company's blood products and services businesses.

HemaCare's Blood Management Program concept enables a hospital to meet its blood-related needs while controlling its blood utilization and costs. A hospital which outsources its blood procurement function to HemaCare, uses products collected at its own BMP donation center as well as products collected at other HemaCare donation sites and purchased products. The BMP blood donor center also provides blood donation and other blood banking services to patients and physicians of the BMP hospital. HemaCare introduced its BMP model in late 1995 with the Gateway Community Blood Program in St. Louis, Missouri and established two Southern California Blood Management Programs in 1996.

The essential elements of a BMP are outlined in the following diagram.


|--------------------|    |----------------------------------|    |---------------|
|HOSPITAL/MEDICAL    |    |       THE BLOOD CENTER           |    |    HEMACARE   |
|- Medical Services  |    | - Autologous/Designated Donations|    |- Management   |
|- Facility          |--->| - Whole Blood Collection         |<---|- Staffing     |
|- Community Advisory|    | - Apheresis Platelet Collection  |    |- Regulatory   |
|   Board            |    | - Therapeutic Apheresis          |    |   Compliance  |
|--------------------|    | - Peripheral Stem Cell Collection|    |---------------|
                          | - Blood Drives                   |
                          |----------------------------------|
                                           |
                                           |
                                  |------------------|
                                  | PRIMARY CUSTOMERS|
                                  | - Hospital(s)/   |
                                  |    Medical       |
                                  |    Center(s)     |
                                  |------------------|
                                           |
                                           |
                                  |-------------------|
                                  |SECONDARY CUSTOMERS|
                                  |-Unafilliated      |
                                  |   Hospitals       |
                                  |-------------------|

The first two Southern California BMPs were established with the University of Southern California, in February 1996, and Citrus Valley Health Partners, in October 1996. The Gateway Community Blood Program, located in St. Louis, Missouri, began operations in December 1995 as a regional BMP. Each BMP is a working model of how HemaCare assists its customers in tailoring solutions to their specific problems while maintaining control over the supply and cost of the blood products and services which they require.

The University of Southern California ("USC") BMP agreement established HemaCare as the primary provider of blood services to the patients and physicians of USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals"). An integral part of the program is a blood donation center located on the USC Health Sciences Campus. The center is staffed, operated and managed by the Company which is also responsible for regulatory compliance. Pathologists on the USC medical faculty provide medical services for the USC Blood Center.

Under the terms of the Citrus Valley Health Partners ("Citrus Valley") BMP, the Company is the exclusive provider of blood services to a three-hospital network in the Los Angeles metropolitan area. These hospitals, Queen of the Valley, Foothill Presbyterian Hospital and Inter-Community Medical Center (the "Citrus Valley Hospitals"), serve a community of 720,000. The Citrus Valley blood donation center will be located in a community-based facility convenient to all three hospitals. Although the structure of the Citrus Valley BMP is similar to the USC program, each BMP is tailored to provide innovative solutions to a specific hospital customer's blood service needs. For example, the Citrus Valley BMP includes a fee structure which provides financial incentives to HemaCare and the Citrus Valley Hospitals for the appropriate utilization of blood resources.

In the St. Louis, Missouri metropolitan area, Gateway offers cost-effective, convenient blood products and services to its primary customers, St. Louis University Medical Center, the Barnes-Jewish-Christian hospital system and the Unity Medical Groups. Gateway also operates a satellite collection center near Belleville, Illinois, to provide autologous and directed donation services to the Unity East Medical Group hospitals located in Illinois. In addition to collecting whole blood and platelets at its fixed sites, Gateway conducts mobile blood drives with local businesses, schools, churches and civic organizations. Gateway, which was originally planned as a regional BMP, has entered discussions with current customers with the objective of establishing one or more hospital-based Blood Management
Programs.

The Company believes that its strategy of offering Blood Management Programs tailored to meet individual customer needs will favorably differentiate it from other suppliers of blood products and services. However, there can be no assurance that others will not successfully introduce similar programs that will compete with those of the Company.

Blood Products
--------------

General

The Company provides a full range of component blood products to BMP and other hospital customers in southern California and the St. Louis metropolitan area. These products include whole-blood components ("components") such as packed red cells and fresh frozen plasma and single donor apheresis platelet products ("apheresis platelets" or "platelets"). Currently, only packed red cells can be provided to hospitals in Illinois. In February 1997, the Company has filed an application with the U.S. Food and Drug Administration ("FDA") to separately license Gateway to provide a full range of products to its hospital customers in Illinois and other mid-western states. Completing the licensing process typically takes six to twelve months.

Currently, the Company produces most of the platelet products it sells from donations made at its Sherman Oaks location. However, during 1996, platelet collections began at Gateway and the USC donor center facilities.

In December 1995, the Company began whole-blood collections and component manufacturing at its St. Louis, Missouri facility, and in February 1996, component manufacturing commenced at the Sherman Oaks, California location for whole-blood collected at the USC Blood Center and on mobile blood drives. Component sales in 1996 sales consisted of both purchased (imported from other licensed blood centers) and products manufactured by the Company. Prior to 1996, sales of components consisted entirely of products purchased from third-party providers.

Single Donor Apheresis Platelets

The Company collects single donor platelets, using apheresis technology, at its Sherman Oaks, California location, the USC Blood Donor Center and at Gateway's St. Louis and Bellville locations. In 1996, Gateway began collecting platelets in mobile blood drives. All centers are operated under the Company's FDA license. (See "Government Regulation") All platelet donors must pass the Company's stringent donor screening standards. After collection, the platelets are tested, labeled and delivered to hospital clients. Temperature control and constant movement (using a rotator) maintain the platelets' viability for five days. Platelets are sold to hospitals for transfusion into cancer patients undergoing chemotherapy, patients undergoing major surgery such as open heart surgery or transplant procedures, and trauma or other conditions associated with massive blood loss. When necessary to meet its customers' needs, the Company also purchases platelet products for resale. Such platelet suppliers are FDA licensed and accredited by the American Association of Blood Banks. Approximately 6% of platelets sold by the Company in 1996 were purchased from outside suppliers.

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

In order to attract and retain qualified donors at its Sherman Oaks, California location, the Company reimburses these donors for their time and commitment. The cash reimbursement is variable, based on the number and frequency of donations, and includes a bonus program. The Company also recruits non-cash compensated donors (volunteers under California law) for its USC and Citrus Valley BMPs and for the Gateway platelet donation programs. Unless existing exemptive legislation is extended, California law will require that hospitals in California use blood products provided by volunteers only by the end of 2001.

Component Blood Products

HemaCare provides component blood products such as packed red cells, fresh frozen plasma and cryoprecipitate to its BMP and other customers. In 1996, component blood products sold included both purchased products and products manufactured by the Company under its FDA license. The Company began collecting whole-blood donations and manufacturing component products primarily for sale to its BMP customers in December 1995. Component products manufactured by Gateway are sold to hospitals in the St. Louis metropolitan area and adjacent communities. Component products manufactured at the Sherman Oaks facility are sold primarily to the USC Hospitals and Citrus Valley Hospitals under the terms of the BMP agreements with these hospitals. From 1991 through 1995, all component products sold were purchased under contractual relationships with blood centers located throughout the U.S. All suppliers are FDA licensed and accredited by the American Association of Blood Banks.

Blood Services
--------------

General

Since its inception, the Company has performed more than 31,000 therapeutic apheresis procedures in the treatment of more than 27 diseases. Therapeutic apheresis ("therapeutics" or "therapeutic services") is a technique for removing harmful components from a patient's blood used in the treatment of patients with autoimmune diseases and other disorders. Therapeutic services are provided to BMP and other hospitals in southern California. The Company may, in the future, provide therapeutic services in Missouri and Illinois through Gateway.

Therapeutic services are provided upon the request of a hospital which has received an order from a patient's physician or directly upon the request by a physician for his or her patient. The Company customarily bills the hospital directly for its therapeutic services. Therapeutic treatments are administered through the use of mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics equipment is self-contained and includes a state-of-the-art blood cell separator and the disposables and supplies needed to perform the procedure. Treatments are administered by trained, nurse-specialists, acting in accordance with documented operating procedures and quality assurance protocols, under the supervision of a specially trained physician.

Joshua Levy, M.D., a shareholder and medical director of the Company, through his private practice, treats patients who require therapeutic services. Sales by the Company to unaffiliated hospital customers for therapeutic services for Dr. Levy's patients amounted to approximately 6% ($675,000) of the Company's total revenues for 1996. There are no agreements between Dr. Levy, or the Company, and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to these patients. Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal (approximately 50% of Dr. Levy's therapeutics patients). However, the legal requirements are complex, and the Company has requested a clarification of their application to its business from regulatory authorities. Dr. Levy has informed the Company that, in the event of an adverse response, it would be his intention to change his relationship with the Company to allow the Company to retain revenue from its services for these patients. (See "Government Regulation")

The Company provides therapeutic services using all currently recognized treatment methods: 1) conventional plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, and 3) stem cell rescue and cryopreservation.

Conventional Plasma Exchange and Cell Depletion

The primary blood services provided by the Company, accounting for 87% of therapeutics procedures in 1996, are conventional plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood, using automated equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

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

Immunoadsorption

Since 1988, the Company has also provided a second generation therapeutic treatment which uses an in-line immunoadsorption column to selectively remove immune complexes. Currently, only one manufacturer sells an FDA approved column for commercial use. However, if additional columns were to be approved by the FDA, broadened clinical applications for column treatments could develop.

Autologous Stem Cell Rescue and Cryopreservation

Since 1990, the Company has been providing a technology known as peripheral stem cell collection in California. In this application, stem cells (those cells which mature into all the different cellular components of blood) are collected from a cancer patient using apheresis technology. The patient then receives a series of intensive chemotherapy treatments followed by reinfusion of the patient's own stem cells. In 1994, the Company combined cryopreservation with its stem cell collection to provide a full-service program. This program consists of mobile, peripheral stem cell collection for certain cancer patients, followed by processing, freezing and short-term storage (cryopreservation) of the stem cells prior to reinfusion into the treated patient. The addition of cryopreservation service enables the Company to provide a full service stem cell program to community hospitals which may choose not to establish their own in-house capabilities in the early development of this technology.

The Company's cryopreservation service is not in full commercial operations because of the resistance of third party payors to reimburse community hospital customers for this procedure. The procedure is generally reimbursed only to larger hospitals with established programs. In 1996, the Company provided only one full-service stem cell procedure to a community hospital. The Company believes that increasing pressure from physicians and patients will, in the future, result in acceptance of the procedure for reimbursement by third party payors to community hospitals and that the Company will benefit by being prepared to perform the service with its experienced and qualified personnel.

Discontinued Operations

From 1990 through 1995, HemaBiologics, Inc. ("HBI")conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. In late 1994, the Company determined that ongoing Immupath research and development activities could no longer be funded internally, and in November 1995, the Company's Board of Directors decided to terminate the research and development activities. As a result of this decision, the Company established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, Inc. ("Medicorp"), a licensor.

In July 1996, the Medicorp dispute was settled without any payment by the Company. As a result, the Company recognized a $600,000 gain on disposal of discontinued operations in the third quarter of 1996.

In June 1996, the Company agreed to sell most of its research and development assets, including its FDA plasma licenses and plasma collection center. In payment, the Company received cash and a promissory note, collateralized by certain of the assets sold. The note, which matured in November 1996, was repaid in March 1997, resulting in a gain of $130,000 on disposal of discontinued operations in the first quarter of 1997. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient to supply the patients still receiving treatment for approximately 24 months. There are currently approximately eight patients receiving Immupath treatments.

Competition
-----------

General

The Company competes on the basis of its responsiveness to customer needs, the price and quality of services and products and the efficiency with which they are rendered or produced. However, many blood providers, including the American Red Cross ("ARC"), have greater financial, technical and personnel resources than the Company, and additional companies may enter the field, increasing competition. In addition, some medical teaching and other hospitals have in-house blood banking and therapeutic service capabilities which do not compete directly with the Company, but do reduce the market for third-party services.

In many instances, the Company competes against the ARC in providing its products and services to healthcare institutions. To date, the ARC has aggressively responded to competition from the Company, and management believes that such competition will continue. In St. Louis, prior to the opening of Gateway, the ARC provided virtually all blood products to hospitals in the greater St. Louis area. Immediately following the opening of Gateway, the ARC decreased its price for red blood cells in excess of 10%. This price decrease materially impacted Gateway's ability to market its products and services profitably.

In Southern California, the Los Angeles Region Blood Service of the American Red Cross (the "Los Angeles ARC") employs pricing practices which the Company has alleged violate antitrust laws. These pricing practices may compel Southern California ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company, unfairly limiting the Company's ability to market its products in this region. In December 1995, the Company filed an antitrust and unfair competition complaint against the ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. In response to the complaint, the ARC filed a motion to dismiss which was partially rejected by the Court. The Company amended its complaint, and in November 1996, an ARC motion to dismiss the amended complaint was denied. A June 1997 trial date has been set. The Company cannot predict the outcome of this lawsuit at this time.

The Company has developed a Blood Management Program model which can provide its hospital customers with the convenience and efficiencies of an in-house blood program without the associated regulatory and management burdens and related financial risks. The USC and Citrus Valley Blood Programs are prototypes of this approach. The Company's Blood Management Programs are being marketed to:

- Existing customers in Southern California and the St. Louis metropolitan area who are buying various blood products and services from the Company in a traditional buyer-vendor relationship.

- Potential customers who either have their own blood programs which they prefer to outsource or have traditional blood vendors who are not meeting all of their needs.

Although the initial response to the Company's Blood Management
Program has been positive, there can be no assurance that this competitive strategy will be successful or profitable.

Management is evaluating a number of opportunities to implement its BMP in a variety of other healthcare settings, as well as considering other growth strategies. However, further growth may require that the Company obtain additional financing to fund start-up losses and equipment costs and the ability to compete effectively against other blood product and service providers, including the ARC. Accordingly, there can be no assurance that the Company will be successful in marketing its BMPs or that, if successful, it will be able to obtain the funds necessary to finance such programs.

Blood Products

The primary competition for the Company's single donor platelets and whole-blood component business is the American Red Cross. Community and hospital-based blood banks also compete with HemaCare to a lesser extent. Key competitive factors in the industry include reputation for responsive service, quality of product and price.

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

Marketing
---------

HemaCare markets its products and services as components of custom-tailored programs developed to meet the needs of specific customers. The Blood Management Program concept is the most recent evolution of this marketing strategy with the USC Blood Program as the prototype. The Company uses a depot system for distributing its products to BMP and other large volume customers which enhances convenience and product availability. The depot system provides the customer with an on-site inventory of blood products stocked by the Company under a standing order. Other marketing tools include a combination of medical education, technical and trade show presentations, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians, hospitals and donor groups.

Human Resources
----------------

At March 1, 1997, the Company had approximately 66 full-time and
37 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company's employees are represented by a labor union.
The Company considers its relations with its employees to be good.

Supplies
--------

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposables, supplies, replacement fluids and purchased blood products. To date, the Company has experienced little difficulty in obtaining most of its equipment and supplies from its sources. However, if there were material changes in the sources of its supplies, the Company's operations could be adversely affected.

In the last quarter of 1996, the Company began experiencing increased difficulty in purchasing red blood cell products from suppliers, and the cost of red blood cells obtained increased. This trend has continued in 1997. Industry data indicates that HemaCare's experience reflects a nationwide shortage of red blood cell products. Whole blood donations collected at the Company's BMP donor centers are expected to decrease the Company's reliance on purchased red blood cells in 1997 and subsequent years. However, if the Company is unable to manufacture or to purchase red blood cells at a price which exceeds its contract prices to customers, the Company's operations will be adversely affected.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the American Red Cross and most community blood banks, compensates its Sherman Oaks platelet donors thereby enhancing its ability to retain a pool of repeatedly tested platelet donors. Platelet and whole blood donors at the USC Blood Center and Gateway St. Louis and Belleville centers are volunteers. The Company competes directly with the American Red Cross and other blood banks in recruiting its volunteer donors. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified compensated and volunteer donors.

Government Regulation
---------------------

All providers of blood products and services are regulated by the FDA and state licensing authorities, as well being subject to industry accreditation by the American Association of Blood Banks ("AABB"). In response to the potential dangers of blood borne infections such as hepatitis and HIV, the FDA now requires that blood products be manufactured in accordance with Current Good Manufacturing Practices ("cGMPs") which have long been applied to the manufacturing of pharmaceuticals. HemaCare has maintained a near perfect regulatory record for 17 years. This record, along with its licenses and accreditations, are critical to the Company's ability to attract and retain customers who want to decrease their regulatory compliance burden by outsourcing all or a portion of their blood-related activities.

The Company's blood products business is operated under an FDA Establishment License, a State of California Biologics License and is accredited by the American Association of Blood Banks ("AABB"). Gateway and the USC Blood Donor Center operate under HemaCare's FDA Establishment License. The states of Missouri and Illinois do not separately regulate blood banking operations.

The Company primarily relies on its licensed and accredited laboratory to perform the various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that are sold. The laboratory is staffed by state licensed medical technologists and laboratory technicians.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks paid donors, are exempted from this requirement by a state statute passed in late 1994, but the statute contains a "sunset" provision under which the exemption expires on December 31, 2001.

State and federal laws set forth antikickback and self-referral prohibitions and otherwise regulate financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations will not prohibit or adversely impact the delivery by HemaCare of its services and products. Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represents approximately 3% of the Company's 1996 revenues ($338,000). However, the legal requirements are complex, the Company has requested a clarification of their application to its business from the Health Care Financing Administration ("HCFA"). Upon a recent inquiry about the status of this request, the Company's legal counsel was informed that HCFA is now discussing new proposed rules and can not respond to the Company's request for clarification because of the uncertainty of the situation.

Dr. Levy has informed the Company that, in the event of an adverse response by regulators, it would be his intention to change his relationship with the Company to allow the Company to retain revenue from services for these patients.

Health care reform is still under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding price controls, universal health insurance and managed competition may materially impact the Company's operations.

Malpractice and Product Liability Insurance
-------------------------------------------

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

Glossary
---------

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

Components - The products manufactured from whole blood donations, including red blood cells, fresh frozen plasma and cryoprecipitate.

Cryopreservation - The process of freezing tissues or cells, usually in protective fluids, and storage at extremely low temperatures in a frozen state (e.g., -70 degrees C or colder).

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

Platelets - One of the cellular components of blood involved in the blood clotting process.

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

Therapeutic Apheresis - The application of apheresis technology to the clinical treatment of autoimmune diseases and blood cell disorders by removing selected, abnormal components or cells and returning all other components.

Item 2.  Properties.
-------  -----------

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it maintains its corporate office and operates a platelet apheresis center, a blood bank/laboratory and manufacturing facility for whole blood components. The lease terminates in July 1997. The Company is currently seeking to either renew the lease on its existing facility on terms favorable to the Company or negotiate a lease for another facility. The USC Blood Center is a blood donation and therapeutic treatment center in a 1,600 square foot facility in Los Angeles, California, under a lease which terminates in February 1999.

Gateway occupies a 12,260 square foot facility in St. Louis, Missouri, where it maintains its offices and operates a blood donation and blood services center and manufactures whole blood components. The lease terminates in February 2001. Approximately 1,835 square feet of this space is subleased to a third party for a term concurrent with the term of Gateway's lease. Gateway also leases an additional 1,071 square feet of space near Belleville, Illinois for the operation of a blood donation facility. This lease expires in January 1998.

The Company also leases approximately 17,000 square feet of space in Valencia, California. This space, which was leased for the research and development operations which were discontinued in November 1995, is subleased through July 1998 when the Company's lease expires.

Item 3.  Legal Proceedings.
-------  ------------------

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

In December 1995, the HemaCare filed an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the American Red Cross ("ARC") in connection with ARC pricing practices in Southern California. The Company believes that these pricing practices may compel Southern California ARC customers to purchase certain blood products from the ARC at prices higher than those offered by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

None.

                            PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.
-------  --------------------------------------------------

Market for Common Stock

The Company's Common Stock is traded in the NASDAQ Small-Cap Issues market under the symbol HEMA. The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by NASDAQ, for the quarters ended March 31, June 30, September 30 and December 31, 1996 and 1995. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                              1996                  1995
Quarter ended           High       Low         High      Low
-------------           -----      ----        -----    ------

March 31                $ 4.25     $ 2.94      $ 3.00	$ 2.06
June 30                 $ 6.00     $ 3.13      $ 2.63 	$ 2.00
September 30            $ 3.75     $ 1.88      $ 4.63 	$ 2.56
December 31             $ 3.69     $ 2.63      $ 4.25 	$ 3.50


No cash dividends had been paid as of March 1, 1997. The Company does not anticipate paying cash dividends in the foreseeable future. As of March 1, 1997, there were approximately 342 holders of record of the Company's Common Stock.

In August 1996, the Company directly sold 1.2 million shares of its common stock at $1 per share in a private placement to accredited investors pursuant to Sections 4(2) and/or 4(6) of the Securities Act of 1933 and pursuant to Rule 505 of Regulation D.
Gross proceeds of the offering were $1.2 million dollars.

In November 1996, the Company issued warrants to purchase 20,000 share of its common stock at $3.13 per share in return for consulting services. The warrants are exercisable in equal installments on the anniversary date of their issue over a three-year period.

Item 6.  Selected Financial Data.
-------  ------------------------


                              Year Ended December 31,

                              1996          1995          1994          1993         1992
                           ------------  -----------   -----------   ------------  ------------

Revenues                   $10,921,000   $10,783,000   $10,847,000   $11,556,000   $11,960,000
Gross Profit                 1,234,000     2,558,000     2,963,000     3,307,000     3,819,000
Income from continuing
 operations                 (1,090,000)      480,000       676,000       763,000       886,000
Discontinued Operations:
 Loss from discontinued
  operations                         -      (902,706)   (2,964,000)   (3,309,000)   (1,885,000)
Gain (loss) on disposal
 of discontinued operations    600,000    (3,114,000)            -             -             -
Net loss                      (490,000)   (3,536,000)   (2,288,000)   (2,546,000)     (999,000)

Per Share Amounts:
------------------

Income from continuing
 operations                      (0.17)         0.08          0.13          0.16          0.21
Discontinued Operations:
Loss from discontinued
 operations                          -         (0.15)        (0.57)        (0.68)        (0.44)
Gain (loss) on disposal of
 discontinued operations           0.09        (0.53)            -             -
Net loss                          (0.08)       (0.60)        (0.44)        (0.52)        (0.23)

Total assets                   4,776,000   4,456,000     6,289,000     6,717,000     7,162,000
Long-term debt and
 capital lease
 obligations, net
 of current portion              503,000     649,000       287,000       432,000       464,000
 Shareholders' equity          2,023,000   1,226,000     3,900,000     4,585,000     4,666,000



Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------

Condition and Results of Operations.

All comparisons within the following discussions are to the previous year.

Revenues
--------

Total revenues were generally consistent between 1996 and 1994, with a 1% increase in 1996 and less than a 1% decrease in 1995. Blood products revenues decreased 1% in 1996 and increased 2% in 1995. Blood services revenue increased by 5% in 1996, reversing a 5% decrease in 1995. In all years, the Company's blood products business was negatively impacted by American Red Cross ("ARC") pricing practices which the Company believes limit its ability to obtain and retain blood products customers. During the same period, blood services revenues were adversely affected by pressures imposed by third-party payors to reduce health care utilization, including certain specialized blood-related treatments for which the Company provides services.

In late 1995 and in 1996, the Company initiated three blood management programs. The Gateway Community Blood Program ("Gateway") opened in St. Louis, Missouri, in December 1995. The University of Southern California ("USC") Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program commenced in October 1996. These programs are collectively referred to as the "Blood Management Programs" in the following discussions.

Blood Products

Revenues in all years were adversely affected by pricing practices employed by the ARC which the Company has alleged violate antitrust laws. These pricing practices may compel Los Angeles area ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In December 1995, the Company filed an antitrust and unfair competition complaint against ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief.

Blood products (apheresis platelet and component) revenues decreased 1% ($56,000) in 1996 and increased 2% ($145,000) in
1995. The 1996 revenue decrease was due to a 9% ($407,000) decrease in platelet revenues and an offsetting 14% ($351,000) increase in component product revenues. The 1996 decrease in platelet revenues resulted from a 4% decrease in the number of units sold and a 5% decrease in the price per unit. The decrease in units sold relates primarily to customers lost due to ARC pricing practices. To discourage further erosion of its platelet customer base, the Company reduced its platelet prices approximately 5% in August 1996. Component revenues increased in 1996 due a 5% increase in the number of products sold, partially offset by a 8.5% decrease in the average unit price. The increase in component sales volumes and the decrease in average unit sales price resulted from products produced and sold by Gateway in Missouri and Illinois. Southern California component revenues decreased in 1996, due to a shortage of RBC products available for purchase by the Company and customers lost as a result of ARC pricing practices.

In 1995, platelet revenues increased 3% ($142,000) as a result of a 1% increase in units sold and a 3% increase in the average per unit price. Revenues from sales of component products were flat between 1995 and 1994. During this period, a 7% decrease in the volume of units sold was offset by a corresponding increase in the average per unit sales price. In 1995, increased sales to existing customers and the addition of new apheresis and component customers offset the effects of ARC pricing practices on blood products revenue.

Management believes that the potential for future growth of its platelet product sales is severely restricted in the southern California market so long as the current ARC pricing practices continue. Although demand for component products is expected to increase, sales of component products may also be limited by the Company's ability to produce or purchase products at an economic price.

Blood Services

Blood services revenue increased 5% ($194,000) in 1996 and deceased 5% ($209,000) in 1995. The 1996 revenue was primarily due to growth in laboratory testing services, partially offset by a decrease in Atlanta therapeutics revenue. The 1995 decease was due primarily to a decrease in the number of therapeutic procedures performed.

Los Angeles therapeutics revenues were stable in 1996, after a 4% ($155,000) decline in 1995. In 1996, a 3% increase in the number of Los Angeles therapeutic procedures was largely offset by a corresponding decrease in the average price per procedure. The 1995 decrease in Los Angeles therapeutic services revenue was due to a 6% decrease in the number of procedures performed, partially offset by a 1% price increase. The choice of therapeutic apheresis rather than an alternative treatment for a particular diagnosis often depends on general acceptance by the medical community and the willingness of third-party payors to reimburse hospitals for the cost of this treatment. In addition, other changes in medical practices can affect the usage of therapeutic apheresis technology. An increase in the use of high dosage radiation, chemotherapy and stem cell therapy to treat certain cancers has resulted in an increase in the number of stem cell collection procedures performed by the Company. However, because of the large market share of the therapeutics business in southern California enjoyed by HemaCare, management expects that unless there are additional medical applications approved for therapeutics or other significant changes in market factors, future therapeutics revenues will remain flat or decline in Southern California.

On an annual basis, therapeutics revenues from the northern Georgia operation, which was closed in July 1996, decreased 40% ($108,000) in 1996 and 17% ($54,000) in 1995. The 1996 decrease was due to few procedures performed while the operation was active and the July closure. In 1995, revenue decreased as the result of a 34% decline in the number of procedures performed.

In 1996, the Company expanded its outside testing services, more than tripling the number of units tested for customers. Most of this increase was from testing samples for the City of Hope
National Medical Center's blood donor program.

Operating Profit
----------------

Operating profit as a percentage of revenue ("operating profit margin") decreased to 11% in 1996 from 24% in 1995 and 27% in 1994. The decrease in the 1996 and 1995 operating profit margins is due primarily to the operating losses associated with Blood Management Programs startups. The operating profit margin from stabilized operations was 26% in 1996 and 1995.

Blood Products

The operating profit margin on both total platelet sales and total component product sales decreased in 1996 and 1995.

The 1996 decrease in total platelet sales operating profit margin was due to the costs associated with developing donations at the Blood Management Program donor centers. The 1996 operating profit margin on stabilized platelet sales increased slightly over the 1995 margin due to lower operating costs. The 1995 decrease in platelet profit margin was due to higher disposables costs and an increase in the number of distributed platelets sold. The Company's profit margin on purchased and distributed platelets is less than the profit margin on the Company's in-house, manufactured platelets.

The 1996 decrease in total component sales operating profit margin was primarily due to the product pricing and costs associated with establishing the Gateway program. In addition, the operating profit margin on stabilized component sales decreased in 1996 due to an increase in the average cost of purchased components, primarily red blood cells. The decrease in the 1995 component sales gross profit margin was due to an increase in the average cost per unit sold, partially offset by an increase in the average per unit selling price.

Blood Services

The gross profit margin for the Los Angeles therapeutic services remained stable in 1996 and decreased in 1995 due primarily to a lower volume of procedures performed.

The Atlanta therapeutic services operation, which never achieved sustained profitability, was closed in July 1996.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased 10% ($214,000) in 1996 and decreased 9% ($210,000) in 1995. In both years, corporate spending controls, including staffing reductions, were in effect but in 1996, the positive effect of these controls was more than offset by increased legal fees, an increase in regulatory personnel costs and the addition of a business development department.

Discontinued Operations
-----------------------

From 1990 to 1995, the Company engaged in research and development for Immupath, an experimental treatment for HIV/AIDS. The Company incurred losses of $902,000 related to this business in 1995. In November 1995, the Company discontinued its research and development activities. In connection with this decision, the Company wrote off the remaining book value of the research and development assets ($2,079,000) and provided a reserve for estimated operating losses ($1,035,000) of the discontinued operations from the November 30, 1995 measurement date through December 1996. The reserve included $600,000 for a contingent liability related to a dispute with Medicorp, a licensor. The reserve amount was net of the proceeds expected to be realized from the sale of research and development assets.

In July 1996, the Medicorp dispute was settled without any payment by the Company. As a result of this settlement, the Company recognized a $600,000 gain on disposal of discontinued operations in the third quarter of 1996.

In June 1996, the Company agreed to sell most of its research and development assets, including its FDA plasma licenses and plasma collection center. In payment, the Company received cash and a promissory note, collateralized by certain of the assets sold. The note, which matured in November 1996, was repaid in March 1997, resulting in a gain of $130,000 on disposal of discontinued operations in the first quarter of 1997. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

Liquidity and Capital Resources
--------------------------------

At December 31, 1996, the Company had cash and short-term investments of $1.5 million. The Company's $700,000 line of credit with a commercial bank is in effect until April 30, 1997. Under the terms of the credit line agreement, as amended, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios, including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.2 million prior to March 31, 1997 and not less than $1.8 million thereafter. The Company was in compliance with all covenants of its borrowing agreement, as amended, at December 31, 1996. At December 31, 1996, there were no borrowings outstanding on the line of credit, and the Company has requested its bank to renew the credit agreement.

For general corporate purposes and in order to maintain the listing of its common stock on the Nasdaq SmallCap Market, the Company increased its capitalization through a $1.2 million private placement of 1,200,000 shares of its common stock which was completed in August 1996. Net proceeds from the placement were $1,136,000.

The Company's blood products and services businesses, other than blood donor center operations established for the Blood Management Programs, are profitable and cash flow positive. Effective August 1, 1996, the Company reduced many of its blood product prices, as a part of its overall marketing strategy. The price reductions are intended to retain existing customers and attract new customers. However, this strategy has not yet been proven to be effective, and profit margins on the affected products have been reduced.

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

- Reduction of general and administrative expenses. Personnel-related and other costs were critically reviewed, resulting in staff reductions.

At December 31, 1996, the blood donor center ("Center") activities of the Company's Blood Management Programs were incurring operating losses which are expected to continue until these activities reach stabilization. For the USC and Citrus Valley programs, these losses temporarily reduce the overall profitability of the BMP arrangement to the Company. The Company has implemented plans to achieve a profitable level of collections and sales for these Centers. Although these plans have decreased the USC and Citrus Valley Center losses, there can be no assurance that the USC and Citrus Valley Centers will be able to achieve and maintain a profitable level of collections.

Gateway sustained a large net loss in 1996. For the first half of 1996, Gateway competed directly with the ARC on a regional basis. In June 1996, Gateway's strategic direction was redefined to target a more profitable mix of blood products and services marketed to specific hospital customers. A substantial reduction in personnel and other costs resulted. The success of Gateway's redefined strategy is dependent on a number of factors and circumstances, many of which are outside the Company's control, and accordingly, there can be no assurance that Gateway will be able to achieve and maintain a profitable level of collections and sales. If profitable operations are not achieved, Gateway will be closed. The costs of such a closure are not expected to be material to the Company's overall results of operations.

The terms of the Citrus Valley Health Partners agreement require the Company to equip and operate a blood donor center in the vicinity of the three hospitals. The blood donation center is expected to be open in the second quarter of 1997.

Management is evaluating a number of opportunities to implement the Blood Management Program in a variety of healthcare settings. However, further expansion may require that the Company obtain additional financing to fund start-up losses and equipment costs and the ability to compete effectively against other blood product and service providers. Accordingly, there can be no assurance that the Company will be successful in marketing its Blood Management Programs or that, if successful, it will be able to obtain the funds necessary to finance such programs.

In November 1995, the Company discontinued its research and development operations and provided a $1 million reserve for losses during the disposal period. In 1996, approximately $31,000 of the reserve, net of amounts received from asset sales, was expended. In March 1997, the sale of the assets of the discontinued operations was completed, resulting in a gain of $130,000 on disposal in the first quarter of 1997. See "Discontinued Operations."

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

The Company anticipates that positive cash flow from its stabilized operations and its cash and investments on hand will be sufficient to provide funding for its needs during the next 12 months, including (i) anticipated operating deficits of the Blood Management Programs as well as new 1997 programs (ii) equipping and operating the Citrus Valley Health Partners blood donor center and blood donor centers for new 1997 programs, (iii) if necessary, the closure of Gateway, (iv) the remaining costs of disposing of its discontinued operations and (v) other working capital (including capital and operating lease commitments of approximately $1,043,000).

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the completion of the disposal of research and developments assets, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to obtain additional financing, to achieve profitability in its Blood Management Programs, to improve the profitability of the Company's other operations, to expand its operations, to comply with the covenants under its bank line of credit, to effectively compete against the ARC and other competitors, to complete the sale of the Company's research and development assets on contracted terms and to resolve favorably through negotiation or litigation claims asserted against Company. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 8.  Financial Statements and Supplementary Data.
-------  ---------------------------------------------

The Index to Financial Statements and Schedules appears on page
F-1, the Independent Auditors' Report appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated
Financial Statements appear on pages F-3-12.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures.
-------  -------------------------------------------------

None.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The information required by this Item is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 11.  Executive Compensation.
--------  ------------------------

The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The information required by this Item is set forth under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.
--------  -------------------------------------------------------

The following are filed as part of this Report:

(a) 1.	Financial Statements

        An index to Financial Statements and Schedules appears on page F-1.

(a) 2.	Financial Statement Schedules

        The following financial statement schedule is filed herewith:

        Schedule II - Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

(a) 3.	Exhibits

        The following exhibits listed are filed or incorporated by reference as part of this Report.

         2.1 Amended and Restated Asset Purchase Agreement between the Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation, dated June 26, 1996 incorporated by reference to Exhibit 2.1 to Form 10-Q of the Registrant for the quarter ended June 30, 1996.

         3.1 Restated Articles of Incorporation of the Registrant-- incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 1995.

         3.2   Bylaws of the Registrant--incorporated by reference to
               Exhibit 3.2 to Form 10-K of the Registrant for the year ended December 31, 1992.

         4.1 Warrant Agreement between the Registrant and Medicorp Inc. dated February 17, 1993--incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrant dated February 17, 1993.

         4.2 Warrant Agreement between the Registrant and Huss Kealy Sinclair dated May 7, 1993--incorporated by reference to Registration Statement on Form S-3 of the Registrant (File No. 33-44869).

         4.3 Form of Warrant Agreement between the Registrant and each of the following consultants: British Far East Holdings, Ltd., Joseph T. McDonald and E. Keene Wolcott dated September 30, 1994--incorporated by reference to
               Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1994.

         4.4 Offshore Securities Subscription Agreement between the Registrant and Tesoma Overseas, Inc., dated April 8, 1994--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1994.

         4.5 Warrant Agreement between the Registrant and Torrey Pines Securities, Inc., dated April 8, 1994-- incorporated by reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1994.

         4.6 Amendment to Warrant Agreement between the Registrant and Torrey Pines Securities dated April 3, 1995-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1995.

         4.7 Warrant Agreement between the Registrant and M.A. Levy and Associates dated March 1, 1995--incorporated by reference to Exhibit 4.7 to Form 10-K of the Registrant for the year ended December 31, 1994.

         4.8 Form of Warrant Agreement between the Registrant and Tesoma Overseas, Inc. dated February 9, 1995-- incorporated by reference to Exhibit 4.8 to Form 10-K of the Registrant for the year ended December 31, 1994.

         4.9 Warrant Agreement between the Registrant and Joseph T. McDonald dated November 1, 1996.

        10.1* 1986 Employee Stock Option Plan, as amended and restated through October 1994--incorporated by reference to Exhibit 10.4 to Form 10-Q of the Registrant for the quarter ended September 30, 1994.

        10.2*  1996 Stock Incentive Plan, as amended, of the
               Registrant--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.

        10.3 Lease dated July 10, 1986 between the Registrant and Addison Place Partners--incorporated by reference to Registration Statement on Form S-18 of the Registrant (File No. 33-8513-LA).

        10.4 Amendment No. 1 to Lease between the Registrant and Addison Place Partners dated March 30, 1993-- incorporated by reference to Exhibit 10.3 to Form 10-K of the Registrant for the year ended December 31, 1994.

        10.5* Employment Agreement between Harold I. Lieberman and the Registrant, dated September 19, 1988-- incorporated by reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended December 31, 1994.

        10.6*  Amendment to Employment Agreement between the
               Registrant and Harold I. Lieberman, dated September 19, 1989--incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994.

        10.7 Revolving Credit Agreement between the Registrant and Bank Leumi Le-Israel, B.M., dated April 30, 1995 and related security agreements--incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1995.

        10.8 Amendment to Loan Agreement between the Registrant and Bank Leumi dated November 8, 1996 -- incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.

        10.9 Promissory Note to HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, from Joshua Levy dated January 1, 1996 -- incorporated by reference to Exhibit
               10.10 to Form 10-K of the Registrant for the year ended December 31, 1995.

        10.10 Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 1, 1996 -- incorporated by reference to Exhibit 10.11 to Form 10-K of the Registrant for the year ended December 31, 1995.

        10.11  Settlement Agreement between the Registrant and
               Medicorp, Inc. -- incorporated by reference to Exhibit
               10.1 to the Current Report on Form 8-K of the Registrant dated July 19, 1996.

        10.12 Registration Rights of Shareholders-incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996.

        11 Computation of earnings (loss) per common equivalent share.

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


                                   HEMACARE CORPORATION


Dated:  March 28, 1997              \s\ Sharon C.  Kaiser
                                   ----------------------------------
                                   Sharon C.  Kaiser, Chief Financial
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28th day of March, 1997.


     Signature                                   Title
---------------------------         --------------------------------

\s\  Glenn W. Bartlett
-------------------------
Glenn W. Bartlett                   Chairman of the Board


\s\  Hal I. Lieberman
-------------------------
Hal I. Lieberman                    President, Chief Executive
                                    Officer and Director
                                    Principal Executive Officer)

\s\ Sharon C.  Kaiser
-------------------------
Sharon C.  Kaiser                   Vice President, Finance, Chief
                                    Financial Officer and Director
                                    (Principal Financial and Accounting
                                    Officer)


-------------------------
Jon B. Victor                       Director


\s\  Alan C. Darlington
-------------------------
Alan C. Darlington                  Director


	Index to Consolidated Financial Statements and Schedules
                           Item 14(a)(1) and (2)


                                                          Sequential
                                                          Page Number
                                                          ------------

Report of Independent Public Accountants. . . . . . . .      F-2

Consolidated balance sheets at December 31, 1996 and
December 31, 1995. . . . . . . . . . . . . . . . . . . .     F-3

For the years ended December 31, 1996, 1995 and 1994:

  Consolidated statements of operations. . . . . . . . .     F-4

  Consolidated statements of shareholders' equity. . . .     F-5

  Consolidated statements of cash flows. . . . . . . . .     F-6

  Notes to consolidated financial statements. . . . . . .    F-7

Report of Independent Public Accountants on Financial
Statement Schedule. . . . . . . . . . . . . . . . . . . .    S-1

Schedule II - Valuation and Qualifying Accounts . . . . .    S-2

All other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Public Accountants
-----------------------------------------


To the Shareholders and Board of Directors of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                      /s/  Arthur Andersen LLP
                                      --------------------------
                                      ARTHUR ANDERSEN LLP



Los Angeles, California
February 25, 1997

Part I.   Financial Information
Item 1.   Financial Statements
          ---------------------

                           HEMACARE CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                                          December 31,      December 31,
                                             1996               1995
                                         -------------     -------------
             ASSEETS

Current assets:
  Cash and cash equivalents............  $  1,136,000      $    997,000
  Marketable securities................       415,000                 -
  Accounts receivable, net of allowance
   for doubtful accounts - $47,000
   (1996) and $94,000 (1995)...........     1,722,000         1,627,000
  Product inventories..................        74,000           141,000
  Supplies.............................       306,000           327,000
  Prepaid expenses.....................       146,000           117,000
  Note receivable from related party
   - current...........................        15,000            15,000
                                         -------------     -------------
     Total current assets..............     3,814,000         3,224,000

Plant and equipment, net of
 accumulated depreciation and
 amortization of $1,875,000 (1996)
 and $1,513,000 (1995).................       823,000         1,051,000
Note receivable from related party
 - non-current.........................        88,000            94,000
Other assets...........................        51,000            87,000
                                         -------------     -------------
                                         $  4,776,000      $  4,456,000
                                         =============     =============

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................  $    909,000      $    473,000
  Accrued blood purchases..............       175,000           251,000
  Accrued payroll and payroll taxes....       335,000           448,000
  Other accrued expenses...............       284,000           264,000
  Current obligations under capital
   leases..............................       241,000           209,000
  Reserve for discontinued operations
   - current...........................       306,000           336,000
                                         -------------     -------------
        Total current liabilities......     2,250,000         1,981,000

Oligations under capital leases,
 net of current portion................       503,000           649,000
Reserve for discontinued operations -
 non-current...........................             -           600,000
Commitments and contingencies..........
Shareholders' equity:
  Common stock, without par value -
   20,000,000 shares authorized,
   7,177,515 and 5,911,285 issued and
   outstanding in 1996 and 1995,
   respectively........................    13,466,000        12,179,000
Accumulated deficit....................   (11,443,000)      (10,953,000)
                                         -------------     -------------
   Total shareholders' equity..........     2,023,000         1,226,000
                                         -------------     -------------
                                         $  4,776,000      $  4,456,000
                                         =============     =============

                The accompanying notes are an integral part of these
                            consolidated balance sheets

                          HEMACARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years ended December 31,
                                         1996              1995             1994
                                     -------------    -------------    -------------

Revenues:
  Blood products..................   $  6,848,000     $  6,904,000     $  6,759,000
  Blood services..................      4,073,000        3,879,000        4,088,000
                                     -------------    -------------    -------------
    Total revenues................     10,921,000       10,783,000       10,847,000

Operating costs and expenses:
  Blood products..................   $  6,929,000     $  5,582,000     $  4,919,000
  Blood services..................      2,758,000        2,643,000        2,965,000
                                     -------------    -------------    -------------
    Total operating costs and
     expenses.....................      9,687,000        8,225,000        7,884,000
                                     -------------    -------------    -------------
    Operating profit..............      1,234,000        2,558,000        2,963,000

General and administrative
 expense..........................      2,288,000        2,074,000        2,284,000
Interest expense, net.............         36,000            4,000            3,000
                                     -------------    -------------    -------------

Income (loss) from continuing
 operations before income taxes...     (1,090,000)         480,000          676,000
Provision for income taxes........              -                -                -
                                     -------------    -------------    -------------
Income (loss) from continuing
 operations.......................     (1,090,000)         480,000          676,000

Discontinued operations:
  Gain (loss) on disposal of
   discontinued operations........        600,000       (3,114,000)               -
  Loss from discontinued
   operations.....................              -         (902,000)      (2,964,000)
                                     -------------    -------------    -------------
Net loss..........................   $   (490,000)    $ (3,536,000)    $ (2,288,000)
                                     =============    =============    =============

Per share amounts:
 Income (loss) from continuing
  operations......................   $      (0.17)    $       0.08     $       0.13

Discontinued operations:
 Gain (loss) on disposal of
  discontinued operations.........           0.09            (0.53)               -
 Loss from discontinued
  operations......................              -            (0.15)           (0.57)
                                     -------------    -------------    -------------
Net loss..........................   $      (0.08)    $      (0.60)    $      (0.44)
                                     =============    =============    =============

Weighted average number of
 common and common equivalent
 shares outstanding...............      6,349,940        5,844,267        5,240,793
                                     =============    =============    =============

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                              HEMACARE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        Common Stock            Accumulated
                                    Shares        Amount          Deficit           Total
                                  -----------   ------------    -------------    ------------

Balances at December 31, 1993...   4,792,443    $ 9,714,000     $ (5,129,000)    $ 4,585,000

Exercise of stock options
 and warrants...................     315,833        666,000                -         666,000
Issuance of common stock........     250,000        890,000                -         890,000
Issuance of common stock for
 employee 401(k) and incentive
 bonus plans....................       8,105         47,000                -          47,000
Net loss........................           -              -       (2,288,000)     (2,288,000)
                                  -----------   ------------    -------------    ------------
Balances at December 31, 1994...   5,366,381     11,317,000       (7,417,000)      3,900,000

Exercise of stock options
 and warrants...................     528,083        796,000                -         796,000
Compensation expense related
 to the issuance of common
 stock options at a price below
 market.........................           -         12,000                -          12,000
Issuance of common stock
 for employee 401(k) and
 incentive bonus plans..........      16,821         54,000                -          54,000
Net loss........................           -              -       (3,536,000)     (3,536,000)
                                  -----------   ------------    -------------    ------------
Balances, at December 31, 1995..   5,911,285     12,179,000      (10,953,000)      1,226,000

Exercise of stock options
 and warrants...................      53,750        107,000                -         107,000
Issuance of common stock, net...   1,200,000      1,136,000                -       1,136,000
Issuance of common stock for
 employee 401(k) and incentive
 bonus plans....................      12,480         44,000                -          44,000
Net loss........................           -              -         (490,000)       (490,000)
                                  -----------   ------------    -------------    ------------
Balances at December 31, 1996      7,177,515    $13,466,000     $(11,443,000)    $ 2,023,000
                                  ===========   ============    =============    ============


                 The accompanying notes are an integral part of these
                               consolidated financial statements

                                    HEMACARE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                          1996            1995           1994
                                       ------------   ------------   -----------

Cash flows from operating
 activities:
  Net loss..........................   $  (490,000)   $(3,536,000)   $(2,288,000)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Write-off of assets from
      discontinued operations........            -      2,079,000              -
     Loss (gain) on disposal of
      discontinued operations........     (600,000)             -              -
     Write-off of intangible assets..            -              -         71,000
     Depreciation and amortization...      359,000        498,000        542,000
     Provision for losses on
      accounts receivable............      (25,000)        29,000        (23,000)
     Issuance of common stock for
      employee compensation..........       44,000         67,000         47,000

  Changes in operating assets
   and liabilities:
     Inrease in accounts receivable..      (70,000)       (49,000)      (131,000)
     Decrease (increase) in
      inventories, supplies and
      prepaid expenses...............       59,000        (34,000)        32,000
     Decrease (increase) in other
      assets, net....................       28,000        (92,000)        (7,000)
     Increase (decrease) in accounts
      payable and accrued expenses...      267,000       (240,000)       228,000
     Increase (decrease) in reserve
      for discontinued operations....      (30,000)       936,000              -
                                       ------------   ------------   ------------
  Net cash used in operating
   activities........................     (458,000)      (342,000)    (1,529,000)
                                       ------------   ------------   ------------

Cash flows from investing activities:
  Acquisition of licenses............            -              -       (315,000)
  Decrease (increase) in note
   receivable from related party.....        6,000        (18,000)       (90,000)
  Decrease (increase) in marketable
   securities........................     (415,000)       295,000        201,000
  Purchase of plant and equipment,
   net...............................      (32,000)      (181,000)      (108,000)
                                       ------------   ------------   ------------
  Net cash (used in) provided by
  investing activities...............     (441,000)        96,000       (312,000)
                                       ------------   ------------   ------------

Cash flows from financing activities:
  Net proceeds from issuance of
   common stock......................    1,243,000        796,000      1,556,000
  Proceeds from line of credit
   borrowing.........................            -              -        400,000
   Principal payments on line of
    credit and capital leases........     (205,000)      (339,000)      (479,000)
                                       ------------   ------------   ------------
  Net cash provided by financing
   activities........................    1,038,000        457,000      1,477,000
                                       ------------   ------------   ------------

  Net increase (decrease) in cash
   and cash equivalents..............      139,000        211,000       (364,000)
  Cash and cash equivalents at
   beginning of period...............      997,000        786,000      1,150,000
                                       ------------   ------------   ------------
  Cash and cash equivalents at
   end of period.....................  $ 1,136,000    $   997,000    $   786,000
                                       ============   ============   ============
Supplemental disclosure:
  Interest paid......................  $    78,000    $    47,000    $    43,000
                                       ============   ============   ============

Items not impacting cash flows:
  Increase in capital lease
   obligations.......................  $    92,000    $   487,000    $   108,000
                                       ============   ============   ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.


                            HemaCare Corporation
                  Notes to Consolidated Financial Statements

Note 1 - Organization
---------------------

HemaCare Corporation was incorporated in California in 1978 for the purpose of providing community-based blood services and blood products to healthcare institutions.

In September 1995, the Company formed Gateway Community Blood
Program, Inc. ("Gateway"), a wholly-owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune
Deficiency Syndrome ("AIDS").  In November of 1995, the Company's
Board of Directors decided to discontinue the operations of HBI.
(See Note 11 below.)

In 1992, the Company acquired Georgia Hemapheresis Services
("GHS"), a company it had previously managed. GHS was merged into HemaCare Corporation and was a division HemaCare Corporation. GHS was closed in July 1996.

HemaCare Corporation and its wholly-owned subsidiaries are referred to as "HemaCare" or the "Company" in the accompanying consolidated financial statements and notes to the consolidated financial statements.

Note 2 - Summary of Accounting Policies
----------------------------------------

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Marketable Securities: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of U.S. government treasury bills and certificates of deposit held at financial institutions.

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

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies directly related to procedures for collecting and manufacturing products and providing therapeutic services. Inventories are accounted for on a first-in, first-out basis.


Plant and Equipment: Plant and equipment is stated at original cost. Furniture, fixtures, equipment and automobiles are depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the length of the lease, ranging from five to ten years. Capital equipment leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term. The cost of normal repairs and maintenance are expensed as incurred.

Other Assets: As of December 31, 1996 and 1995, other assets consisted primarily of deposits and organizational costs of Gateway. Organization costs are amortized using the straight-line method, over a period of five years.

Goodwill: In 1994, the Company wrote off goodwill ($71,000) related to the acquisition of GHS. The write off is included in General and Administrative Expense in the accompanying 1994 consolidated statement of operations.

Long-Lived Assets: In March 1995, the Financial Accounting
Standards Board ("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 121, "Accounting For the Impairment of
Long-Lived Assets and For Long-Lived Assets to Be Disposed Of."
SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was adopted by the Company on January 1, 1996. The implementation of this statement did not have a material impact on the Company's financial position or its results of operations.

Income Taxes: Income taxes are computed under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Per Share Data: Per share data is computed by dividing net income
(loss) by the weighted average number of common and dilutive common share equivalents outstanding during each period. In 1995 and 1994, shares issuable upon the exercise of stock warrants and options are included in the weighted average common shares outstanding because their effect is dilutive on income from continuing operations. In 1996, shares issuable upon the exercise of stock warrants and options were excluded from the computation because the effect would be anti-dilutive.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per
Share." SFAS 128 is effective for fiscal years ending after December 15, 1997 and will require restatement of prior years' per share data. Management believes that the adoption of SFAS
128 will not have a material impact on the accompanying consolidated financial statements.

Reclassification: Certain 1995 and 1994 amounts have been reclassified to conform with 1996 presentations.


Note 3 - Plant and Equipment

Plant and equipment consists of the following:


                                   December 31,
                               1996             1995
                            ------------   ------------

Furniture, fixtures and
 equipment...............   $ 2,497,000    $ 2,149,000
Leasehold improvements...       201,000        168,000
Construction in progress.             -        247,000
                            ------------   ------------
                              2,698,000      2,564,000
Less accumulated
 depreciation and
 amortization............    (1,875,000)    (1,513,000)
                            ------------   ------------
                            $   823,000    $ 1,051,000
                            ============   ============

Equipment with a cost of $1,097,000 in 1996 and $1,172,000 in 1995 is financed by capital leases. In the fourth quarter of 1995, the Company wrote off $615,000, including $86,000 financed by capital leases, of leasehold improvements, equipment and accumulated depreciation which were related to HBI's discontinued operations.

Note 4 - Debt Financing
-----------------------

The Company has maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through April 30, 1997. Under the terms of the credit line agreement, as amended, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios. The Company was in compliance with all covenants of its borrowing agreement, as amended, at December 31, 1996. Interest on credit line borrowings is at the lender's prime rate (8.25% at December 31, 1996) plus one-half of a percentage point. As of December 31, 1996 and 1995, and during the years then ended, there were no balances outstanding under the line of credit.

Note 5 - Leases
---------------

The Company has entered into several capital leases for equipment. Future minimum capital lease payments, which expire at various times during the period from 1997 to 2001, are as follows:


Year Ending December 31,

1997.........................  $ 364,000
1998.........................    276,000
1999.........................    115,000
2000.........................     94,000
2001.........................      8,000
                               ----------
Total minimum lease payments.    857,000
Less:  Amount representing
 interest....................    113,000
                               ----------
Present value of minimum
 lease payments..............  $ 744,000
                               ==========

Future minimum rentals under operating leases, which expire in 1997 through 2001, are as follows:

Year ending December 31,

1997.........................  $  679,000
1998.........................     225,000
1999.........................     136,000
2000.........................     134,000
2001.........................      22,000
Thereafter...................          --
                               ----------
                               $1,196,000
                               ==========

Total rent expense under all operating leases was $519,000, $566,000 and $648,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 6 - Income Taxes
----------------------

The Company has incurred losses for each of the last three years and therefore has not recorded a provision for income taxes.

The approximate tax effects of temporary differences which gave rise to significant deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows:

                                    1996         1995
                                ------------  ------------
Current:
Accrued expenses deferred for
tax purposes .................. $   249,000   $   651,000

Noncurrent:
Depreciation and amortization..     415,000       316,000
Deferred research and
 development expenses..........     160,000       195,000
Other..........................     (99,000)     (201,000)
Net operating loss
 carryforwards.................   2,484,000     2,659,000
Tax credit carryforwards.......     963,000       967,000
                                ------------  ------------
Total deferred assets..........   4,172,000     4,587,000
Valuation allowance............  (4,172,000)   (4,587,000)
                                ------------  ------------
                                $         -   $         -
                                ============  ============

At December 31, 1996 and 1995, the Company had net operating loss carryforwards available for federal income tax purposes of $7,267,000, and $6,722,000, expiring from 2004 to 2010.

Acquisitions of common stock which result in changes in equity ownership in the Company could result in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), thereby imposing an annual limitation (the "Section 382 Limitation") on the Company's ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company's utilization of its net operating loss carryforwards would be restricted to an annual amount equal to the product of the equity value, as defined in the Code, of the Company at the time of the applicable ownership change multiplied by the long-term tax-exempt rate as published monthly by the Internal Revenue Service. The expiration dates of the net operating loss carryforwards would not be extended, and accordingly, a Section 382 Limitation could result in the expiration of a portion of Company's net operation loss carryforwards. The long-term, tax-exempt rate is currently 5.8%; such rate, however, is subject to change, and it is impossible to predict whether the equity value of the Company and such rate will increase, or decrease, and to what extent.

The Company also had net operating loss carryforwards available for state income tax purposes of approximately $3,930,000 at December 31, 1996 and $3,244,000 at December 31, 1995. These state net operating loss carryforwards expire from 1997 to 2000.

At December 31, 1996, the Company had federal income tax credit carryforwards of approximately $623,000, expiring 1997 to 2010, and state tax credit carryforwards of approximately $341,000 which are not subject to expiration.

Note 7 - Shareholders' Equity
------------------------------

The Company grants stock options to employees and others in accordance with the terms of its stock option plans. Warrants are granted upon the Board of Director's approval. The Company accounts for these plans and recognizes compensation expense in accordance with APB Opinion No. 25. Under the provisions of this opinion, the Company recognized $5,000 and $12,000 of compensation expense in 1996 and 1995, respectively. Had compensation expense for these plans been recognized in accordance with SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share in 1996 and 1995 would have been as follows:

                              Years ended December 31,
                                 1996          1995
                              ------------  -------------
Net loss:
   As reported.............   $ (490,000)   $ (3,536,000)
   Pro forma...............     (622,000)     (3,579,000)

Net loss per share:
   As reported............    $    (0.08)   $      (0.60)
   Pro forma..............         (0.10)          (0.61)

Because the SFAS 123 method of accounting has not been applied to options or warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option pricing model, using weighted average risk free interest rates of 5.75% and 6.5%, expected volatility of 60% and 52%, and weighted average fair value of options and warrants of $1.53 and $1.16 for 1996 and 1995, respectively. The pro forma calculation assumes that the expected lives of options or warrants granted is three years.

In July 1996, the Board of Directors approved and adopted a new stock incentive plan ("the 1996 Plan") which provides for grants of both stock options and shares of restricted stock. Prior to that date, options were granted under the Company's 1986 Stock Option Plan, as amended (the "1986 Plan"). A total of 750,000 shares may be granted under the terms of the 1996 Plan, of which 15,000 were granted during 1996. The term of the options granted is determined by Company's Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees must be exercisable at a rate of at least 20% per year.

The 1986 Plan expired in July 1996.  At December 31, 1996,
170,800 options were outstanding under this plan, of which 48,000 were granted in 1996.

A one-time grant of options typically is made to each non-employee director at the time of joining the Board, and additional options may be granted to non-employee directors at other times. The table below summarizes transactions in the Plans and weighted average exercise prices ("Price") during 1996, 1995 and 1994.


                            1996                1995                1994
                      Shares    Price     Shares    Price     Shares    Price
                     --------  --------  --------  --------  --------  --------

Outstanding at
 beginning of year.. 395,800   $3.12     581,083   $3.60     516,916   $3.25
Granted.............  63,000    3.41      37,800    2.23     167,000    4.27
Exercised...........  53,750    1.99      28,083    1.83      65,833    2.42
Canceled............ 219,250    2.59     195,000    4.55      37,000    3.89
                     -------   -----     -------   -----     -------   -----
Outstanding at end
 of year............ 185,800    4.01     395,800    3.12     581,083    3.60
                     =======   =====     =======   =====     =======   =====
Exercisable at end
 of year............ 140,300   $4.12     339,967   $2.85     368,417   $2.86
                     =======   =====     =======   =====     =======   =====

The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 1996:


                          Options Outstanding           Options Exercisable
                   --------------------------------     --------------------
Range of           Shares                              Shares
exercise price     outstanding     Life      Price     exercisable    Price
---------------    -----------  ----------  --------   -----------   -------
$1.75 to $2.43      12,000      4.5 months  $1.75        12,000      $1.75
$2.44 to $4.99     108,800      5.8 years    3.35        66,300       3.24
$5.00 to $6.13      65,000      1.2 years    5.50        62,000       5.51
                   -------                  ------      -------      -----
                   185,800                  $4.01       140,300      $4.12
                   =======                  =====       =======      =====

The table below summarizes warrant transactions and weighted average exercise prices ("Price") during 1996, 1995 and 1994.

                              1996               1995              1994
                        ---------------    ---------------   ---------------
                        Warrants  Price    Warrants  Price   Warrants  Price
                        --------  -----    --------  -----   --------  -----
Outstanding at
beginning of year.....  140,000   $3.84    115,000   $4.57   160,000   $7.63
Granted...............   20,000    3.13     25,000    1.54    75,000    3.55
Exercised.............       --      --         --      --        --      --
Canceled..............       --      --         --      --   120,000    8.00
                        -------   -----    -------   -----   -------   -----
Outstanding at end
 of year..............  160,000    3.75    140,000    3.84   115,000    4.57
                        =======   =====    =======   =====   =======   =====
Exercisable at end
 of year..............  140,000   $3.84    140,000   $3.84    95,000   $4.71
                        =======   =====    =======   =====   =======   =====

The following table summarizes range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all warrants outstanding as of December 31, 1996:

<CAPTIN>
                        Warrants Outstanding        Warrants Exercisable
                   ------------------------------    --------------------
   Range of         Warrants                          Warrants
exercise price     outstanding     Life     Price    exercisable   Price
---------------    -----------  ----------  -----    ------------  -----

$1.45 to $3.99     107,500      4.11 years  $2.71     87,500       $2.61
$4.00 to $6.50      52,500      1.66 years   5.91     52,500        5.91
                   -------                  -----    -------       -----
                   160,000                  $3.75    140,000       $3.84
                   =======                  =====    =======       =====

Note 8 -  Employee Salary Deferral Plan
---------------------------------------

As of January 1, 1990, HemaCare adopted an Employee Salary Deferral Plan which qualifies under Section 401(k) of the Internal Revenue Service Code (the "401(k) Plan"). The 401(k) Plan covers all employees who are at least 21 years of age, have one year of service and who work at least 1,000 hours per year. Eligible employees may contribute up to 12 percent of their pre-tax salaries, subject to certain limitations. HemaCare matches 50 percent of the first 5 percent of each participant's contribution on an annual basis with HemaCare common stock. During 1996, 1995 and 1994, HemaCare issued 12,480 shares ($44,000), 16,821 shares ($55,000) and 8,105 shares ($47,000) of common stock as matching contributions for the 1995, 1994 and 1993 plan years, respectively. HemaCare plans to issue approximately 13,195 shares ($41,000) in 1997 as matching contributions for the 1996 plan year.

Note 9 - Commitments and Contingencies
--------------------------------------

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

In November 1995, the Company terminated its license agreement with Medicorp Inc. ("Medicorp") for the rights to the United States patent to commercialize Immupath (Note 11) due to a default by the license holder. The Company also notified Medicorp that the stock purchase warrants (exercisable for 400,000 shares of HemaCare common stock at $5.50 per share) issued by the Company to Medicorp had terminated under their terms, due to the default. On July 19, 1996, the Company and Medicorp Inc. entered into a settlement agreement and mutual release resolving all disputes between them related to the license agreement. In the Medicorp settlement agreement, the parties agreed (i) to terminate the license agreement, (ii) to mutually release each other from all prior monetary and other breaches of the license agreement, (iii) that the Medicorp warrants would remain outstanding and exercisable and (iv) that the Company would grant a nonexclusive royalty-free license to Medicorp to certain research data and other documentation associated with the Immupath project.

On March 12, 1997, the Company was notified of a lawsuit filed by an investment banking firm retained by the Company in connection with the August 1996 private placement of its common stock, seeking recovery of damages in the amount of approximately $60,000. The Company intends to vigorously defend this claim, and its ultimate resolution is not expected to have a material impact on the Company's financial condition or its results of operations.

Note 10 - Segment and Related Party Information
-----------------------------------------------

The Company operates within one industry, blood services and products. In 1996 and 1994, there were no sales to any single, unaffiliated customer which exceeded 10 percent of total revenues. In 1995, sales to one unaffiliated hospital of $1,077,000 accounted for 10 percent of revenue.

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy, then an officer and director of the Company totaling $98,000. The proceeds of these loans were used to refinance existing debt which was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrues interest at a rate equal to the rate the Company pays under its line of credit, adjusted quarterly. Interest accrued for the years ended December 31, 1996 and 1995 totaled $7,000 and $10,000, respectively. The note requires four annual installment payments of $15,000 due from 1996 to 1999 and the balance of the principal and accrued interest is due on January 31, 2000. The Company received annual installment payments of $15,000 in January 1996 and January 1997.

Note 11 - Discontinued Operations
---------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. In connection with this decision, the Company wrote off the remaining book value of HBI's assets ($2,079,000) and provided a reserve for estimated operating losses ($1,035,000) from the November 30, 1995 measurement date through December 1996, the expected date of substantial completion of disposal. The loss on the disposition of HBI's operations has been accounted for as a discontinued operation, and prior year financial statements have been restated to reflect the discontinuation of these operations.

The reserve established for estimated HBI operating losses during the period of disposal included a $600,000 contingent liability for the resolution of the dispute with Medicorp. In July 1996, the dispute was settled without any payment by the Company (See
Note 9), and the Company recognized a $600,000 gain on disposal of discontinued operations. In June 1996, the Company agreed to sell substantially all the tangible assets of the discontinued operations and the FDA source plasma licenses. The sale and transfer of the licenses was contingent upon obtaining FDA approval which was received on October 21, 1996. The buyer delivered a promissory note, due in November 1996, in payment of the purchase price for certain tangible assets sold which is collateralized by these assets. However, the buyer did not repay the note at maturity and requested an extension of this payment date to February 1997, which was granted by the Company. The Company does not expect discontinued operations to have a material impact on future operating results.

      Report of Independent Public Accountants



To the Shareholders and Board of Directors of HemaCare
Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HemaCare Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 25, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                 /s/ Arthur Andersen LLP
                                 ------------------------
                                 ARTHUR ANDERSEN LLP


Los Angeles, California
February 25, 1997

                         HEMACARE CORPORATION
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


           For The Years Ended December 31, 1996, 1995 and 1994

                                              Additions
                                       -----------------------
                         Balance at    Charged to   Charged to                 Balance
                        beginning of   costs and      other                   at end of
      Description         period        expenses     accounts    Write-offs     period
----------------------  ------------   ----------   -----------  -----------  ---------
Year ended December
31, 1996 - Allowance
for uncollectible
accounts.............  $  94,000      $(25,000)(1)  $      --    $ 22,000     $ 46,840

Year ended December
31, 1995 - Allowance
for uncollectible
accounts.............  $ 141,000      $ 29,000      $      --    $ 76,000     $ 94,489

Year ended December
31, 1994 - Allowance
for uncollectible
accounts.............  $ 167,000      $(23,000)(1)  $  (1,000)(2)$  2,000     $167,184


1) Includes a net reduction in the reserve of $48,000 and $84,000, respectively, based on the year ending agings at December 31, 1996 and 1994.

2) Amount charged to other accounts in 1994 consisted of $1,000 for collection of accounts written off in prior years.

                       Index to Exhibits

                                                                           Sequential
                                                                           Page Number

2.1  	Amended and Restated Asset Purchase Agreement between the
        Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation,
        dated June 26, 1996--incorporated by reference to Exhibit
        2.1 to Form 10-Q of the Registrant for the quarter ended
        June 30, 1996....................................................

3.1	Restated Articles of Incorporation of the Registrant--
        incorporated by reference to Exhibit 3.1 to Form 10-K of
        the Registrant for the year ended December 31, 1995..............

3.2     Bylaws of the Registrant--incorporated by reference to
        Exhibit 3.2 to Form 10-K of the Registrant for the year ended
        December 31, 1992................................................

 4.1	Warrant Agreement between the Registrant and Medicorp Inc.
        dated February  17, 1993--incorporated by reference to Exhibit
        4 to the Current Report on Form 8-K of the Registrant dated
        February 17,1993.................................................

4.2	Warrant Agreement between the Registrant and Huss Kealy
        Sinclair dated May 7, 1993--incorporated by reference to
        Registration Statement on Form S-3 of the Registrant
        (File No. 33-44869)..............................................

4.3	Form of Warrant Agreement between the Registrant and each
        of the following consultants: British Far East Holdings, Ltd.,
        Joseph T. McDonald and E. Keene Wolcott dated September 30,
        1994--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1994..........

4.4	Offshore Securities Subscription Agreement between the
        Registrant and Tesoma Overseas, Inc., dated April 8, 1994--
        incorporated by reference to Exhibit  4.1 to Form 10-Q of the
        Registrant for the quarter ended March 31, 1994..................

4.5	Warrant Agreement between the Registrant and Torrey Pines
        Securities, Inc., dated April 8, 1994--incorporated by reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1994.............................................

4.6	Amendment to Warrant Agreement between the Registrant and
        Torrey Pines Securities dated April 3, 1995--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the
        quarter ended March 31, 1995.....................................

4.7	Warrant Agreement between the Registrant and M.A. Levy and
        Associates dated March 1, 1995--incorporated by reference to
        Exhibit 4.7 to Form 10-K of the Registrant for the year ended
        December 31, 1994................................................


4.8	Form of Warrant Agreement between the Registrant and
        Tesoma Overseas, Inc. dated February 9, 1995--incorporated by reference toExhibit 4.8 to Form 10-K of the Registrant for the
        year ended December 31, 1994.....................................

4.9  	Warrant Agreement between the Registrant and Joseph T.
        McDonald dated November 1, 1996..................................  Filed herewith electronically

10.1*	1986 Employee Stock Option Plan, as amended and restated
        through October 1994--incorporated by reference to Exhibit 10.4 to Form 10-Q of the Registrant for the quarter ended September 30,
        1994.............................................................

10.2*	1996 Stock Incentive Plan of the Registrant, as amended--
        incorporated by reference to Exhibit 4.1 to Form 10-Q of the
        Registrant for the quarter ended September 30, 1996..............

10.3	Lease dated July 10, 1986 between the Registrant and Addison
        Place Partners--incorporated by reference to Registration
        Statement on Form S-18 of the Registrant (File No. 33-8513-LA)...

10.4	Amendment No. 1 to  Lease between the Registrant and Addison
        Place Partners dated March 30, 1993--incorporated by reference to
        Exhibit 10.3 to Form 10-K of the Registrant for the year ended
        December 31, 1994................................................

10.5*	Employment Agreement between Harold I. Lieberman and the
        Registrant, dated September 19, 1988--incorporated by reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended
        December 31, 1994................................................

10.6*	Amendment to Employment Agreement between the Registrant
        and Harold I. Lieberman, dated September 19, 1989--incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994.................................

10.7	Revolving Credit Agreement between the Registrant and Bank
        Leumi Le-Israel, B.M., dated April 30, 1995 and related security agreements--incorporated by reference to Exhibit 10.1 to Form
        10-Q of the Registrant for the quarter ended March 31, 1995......

10.8  	Amendment to Loan Agreement between the Registrant and Bank
        Leumi Le-Israel dated April 30, 1995 and related security
        agreements -- incorporated by reference to Exhibit 10.1 to From
        10-Q of the Registrant for the quarter ended September 30, 1996..

10.9  	Promissory Note to HemaBiologics, Inc., a wholly owned
        subsidiary of the Registrant, from Joshua Levy dated January 1,
        1996--incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 1995..............

10.10   Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 1,
        1996--incorporated by reference to Exhibit 10.11 to Form 10-K of the Registrant for the year ended December 31, 1995...........


10.11	Settlement Agreement between the Registrant and Medicorp
        Inc.--incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant dated July 19, 1996...............................

10.12  	Registration Rights of Shareholders - incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the
        Registrant dated July 19, 1996...................................

11      Computation of earnings (loss) per common equivalent share.......  Filed herewith electronically

21      Subsidiaries of the Registrant...................................  Filed herewith electronically

23      Consent of Arthur Andersen LLP...................................  Filed herewith electronically

27      Financial Data Schedule..........................................  Filed herewith electronically

*  Denotes a management contract or compensatory plan or arrangement.


