Form 10-Q
period 1997-03-31
HEMACARE CORP /CA/
filed 1997-05-14
CIK 801748

==========================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q


/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                          ___________________

Registrant's telephone number, including area code: (818) 986-3883

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES /X/  NO ___

As of May 13, 1997, 7,190,710 shares of Common Stock of the Registrant were issued and outstanding.

==========================================================================

                                INDEX

                         HEMACARE CORPORATION



PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements

                Consolidated balance sheets--March 31, 1997 and December 31,
                1996

                Consolidated statements of operations--Three months ended March 31, 1997 and 1996

                Consolidated statements of cash flows--Three months ended March 31, 1997 and 1996

                Notes to consolidated financial statements--March 31, 1997

Item 2.		Management's Discussion and Analysis of Financial
                Condition and Results of Operations


PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings

Item 6.  	Exhibits

SIGNATURES

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            HEMACARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS


                                              March 31,      December 31,
                                                1997              1996
                                             (Unaudited)
                                             -----------     ------------

               ASSETS

Current assets:
  Cash and cash equivalents................  $  1,508,000     $  1,136,000
  Marketable securities....................       384,000          415,000
  Accounts receivable, net of allowance
   for doubtful accounts - $47,000 at
   both dates..............................     1,538,000        1,722,000
  Product inventories......................        96,000           74,000
  Supplies.................................       305,000          306,000
  Prepaid expenses.........................       232,000          146,000
  Note receivable from officer - current...        15,000           15,000
                                             -------------    -------------
             Total current assets..........     4,078,000        3,814,000

Plant and equipment, net of accumulated
 depreciation and amortization of
 $1,940,000 (1997) and $1,875,000 (1996)...       764,000          823,000
Note receivable from officer - non-current.        75,000           88,000
Other assets...............................        49,000           51,000
                                             -------------    -------------
                                             $  4,966,000     $  4,776,000
                                             =============    =============

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................  $    985,000     $    909,000
  Accrued blood purchases..................       150,000          175,000
  Accrued payroll and payroll taxes........       359,000          335,000
  Other accrued expenses...................       353,000          284,000
  Current obligations under capital leases.       245,000          241,000
  Reserve for discontinued operations -
    current................................       306,000          306,000
                                             -------------    -------------
             Total current liabilities.....     2,398,000        2,250,000

Obligations under capital leases, net
 of current portion........................       454,000          503,000
Commitments and contingencies
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized,
    7,177,515 issued and outstanding
    at both dates..........................    13,466,000       13,466,000
  Accumulated deficit......................   (11,352,000)     (11,443,000)
                                             -------------    -------------
             Total shareholders' equity....     2,114,000        2,023,000
                                             -------------    -------------
                                             $  4,966,000     $  4,776,000
                                             =============    =============

                 See Notes to Consolidated Financial Statements.

                           HEMACARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                           Three months ended March 31,
                                                1997            1996
                                          -------------   -------------
 Revenues:
   Blood management programs...........   $ 1,072,000      $   351,000
   Regional operations
      Blood products...................       718,000        1,386,000
      Blood services...................     1,034,000        1,073,000
                                          ------------     ------------
        Total revenues.................     2,824,000        2,810,000

 Operating costs and expenses:
   Blood management programs...........   $ 1,124,000      $   831,000
   Regional operations
      Blood products...................       526,000        1,063,000
      Blood services...................       685,000          774,000
                                          ------------     ------------
        Total operating costs
          and expenses.................     2,335,000        2,668,000

        Operating profit...............       489,000          142,000

 General and administrative expense....       515,000          627,000
 Interest expense, net.................         3,000           11,000
                                          ------------     ------------
 Loss from continuing operations
   before income taxes.................       (29,000)        (496,000)
 Provision for income taxes............             -                -
                                          ------------     ------------
 Loss from continuing operations.......       (29,000)        (496,000)

 Discontinued operations:
   Gain on disposal of discontinued
     operations........................       120,000                -
                                          ------------     ------------
 Net income (loss).....................   $    91,000      $  (496,000)
                                          ============     ============

 Per share amounts:
 Loss from continuing operations.......   $      0.00      $     (0.08)

 Discontinued operations:
   Gain on disposal of discontinued
     operations........................          0.01             0.00
                                          ------------     ------------
 Net income (loss).....................   $      0.01      $     (0.08)
                                          ============     ============

 Weighted average common and common
   equivalent shares outstanding.......     7,202,831        6,069,642
                                          ============     ============


                  See Notes to Consolidated Financial Statements.

                         HEMACARE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                     Three months ended March 31,
                                                        1997            1996
                                                   --------------   --------------

Cash flows from operating activities:
  Net income (loss)..............................  $    91,000      $  (496,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Gain on disposal of discontinued operations.     (120,000)               -
     Depreciation and amortization...............       65,000           81,000
     Provision for losses on accounts receivable.            -           15,000

  Changes in operating assets and liabilities:
     Decrease in accounts receivable.............      184,000          288,000
     Decrease (increase) in inventories,
      supplies and prepaid expenses..............     (107,000)          72,000
     Decrease (increase) in other assets, net....        2,000          (11,000)
     Increase (decrease) in accounts payable and
      accrued expenses...........................      144,000          (46,000)
     Increase in other accrued employee benefits.            -           38,000
     Proceeds from (expenditures for)
      discontinued operations....................      120,000          (90,000)
                                                   ------------     ------------
  Net cash provided by (used in) operating
   activities....................................      379,000         (149,000)
                                                   ------------     ------------

Cash flows from investing activities:
  Repayment of note receivable from officer......       13,000           13,000
  Decrease in short-term investments.............       31,000                -
  Purchase of plant and equipment, net...........       (6,000)         (36,000)
                                                   ------------     ------------

  Net cash provided by (used in) by
   investing activities..........................       38,000          (23,000)
                                                   ------------     -------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.....            -           31,000
  Principal payments on line of credit and
   capital leases................................      (45,000)         (36,000)
                                                   ------------     ------------
  Net cash used in financing activities..........      (45,000)          (5,000)
                                                   ------------     ------------

  Increase (decrease) in cash and cash
   equivalents...................................      372,000         (177,000)
  Cash and cash equivalents at beginning
   of period.....................................    1,136,000          997,000
                                                   ------------     ------------
  Cash and cash equivalents at end of period.....  $ 1,508,000      $   820,000
                                                   ============     ============
Supplemental disclosure:
  Interest paid..................................  $    15,000      $    20,000
                                                   ============     ============

Items not impacting cash flows:
  Increase in capital lease obligations..........  $         -      $   167,000
                                                   ============     ============

                  See Notes to Consolidated Financial Statements.

                        HemaCare Corporation
              Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
-------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome. In November of 1995, the Company discontinued the operations of HBI. (See Note 2 below.)

In September 1995, the Company formed Gateway Community Blood
Program, Inc., a wholly-owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois.

In the fourth quarter of 1995, the Company began providing blood management programs to its customers. A blood management program ("Blood Management Program" or "BMP") allows a hospital or affiliated group of hospitals to outsource many blood-related operations to HemaCare. HemaCare establishes a local blood donor center for the BMP hospital and becomes the hospital's primary provider of blood products and services. HemaCare introduced its Blood Management Program model at the Gateway Community Blood Program in St. Louis, Missouri, in December 1995, and established two Southern California Blood Management Programs with existing customers in 1996. The University of Southern California Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners Blood Management Program commenced in October 1996.

Note 2 - Discontinued Operations
--------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. The reserve established for estimated HBI operating losses during the period of disposal included a $600,000 contingent liability related to a dispute with a licensor.

In July 1996, the dispute was settled without any payment by the Company, and the Company recognized a $600,000 gain on disposal of discontinued operations. In June 1996, the Company agreed to sell substantially all the tangible assets of the discontinued operations and the FDA source plasma licenses. In the first quarter of 1997, the Company received the final proceeds from the sale and recognized a $120,000 gain on disposal of discontinued operations.

Note 3 - Line of Credit
-----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its credit line agreement at March 31, 1997. Interest on credit line borrowings is at the lender's prime rate (8.5% at March 31, 1997) plus one-half of a percentage point. As of March 31, 1997, there was no balance outstanding under the line of credit.

Note 4 - Commitments and Contingencies
--------------------------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. A trial date has been set for October 29, 1997; however, at this stage in the proceedings, neither management nor counsel is in a position to evaluate the probable merits of the claim asserted by this former employee.
Accordingly, the resolution of this lawsuit could have a material, adverse impact on the Company's financial condition and results of operations.

Note 5 - Related Party Information
----------------------------------

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy, then an officer and director of the Company, totaling $98,000. In January 1996, these individual notes were consolidated into a promissory note and collateralized by HemaCare stock owned by Dr. Levy. The note accrues interest at a rate equal to the rate the Company pays under its line of credit, adjusted quarterly. Interest accrued for the three months ended March 31, 1997 and 1996 totaled $2,282 and $2,126, respectively. The note requires four annual installment payments of $15,000 due from 1996 to 1999 and the balance of the principal and accrued interest is due on January 31, 2000. The Company received annual installment payments of $15,000 in January 1996 and January 1997.

Note 6 - Recent Auditing Pronouncement
--------------------------------------

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation of earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. The Company will adopt both standards in the fourth quarter of 1997. Management does not expect that the adoption of theses standards will have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All comparisons within the following discussions are to the comparable period of the previous year.

In 1995, HemaCare developed and introduced a program which allows a hospital or affiliated hospital group to outsource many of its blood-related operations. The Company's blood management program ("Blood Management Program" or "BMP") model is customized to meet the needs of each customer hospital, its patients and physicians. Operating under its Federal Drug Administration license, HemaCare establishes a local blood donor center to provide collection and other blood banking services to patients and physicians of the BMP hospital and supplies the hospital with products collected at its own BMP donor center as well as products collected at other HemaCare donation sites and purchased products.

In December 1995, the Gateway Community Blood Program regional BMP ("Gateway") opened in St. Louis, Missouri, and two Southern California Blood Management Programs were established with existing customers in 1996. The University of Southern California ("USC") Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program commenced in October 1996. Both the USC and Citrus Valley BMP agreements have three-year terms. These BMPs are collectively referred to as the "Programs" in the following discussions.

Revenues and Operating Profit
-----------------------------

Total revenues for the first quarter of 1997 were comparable to the first quarter of 1996. An increase in Program revenues was offset by a decrease in Regional Blood Products and Blood Services revenues. The Company's operating profit as a percentage of sales ("profit margin") increased to 17% in the first quarter of 1997 from 5% in the comparable quarter of 1996 due to higher Program revenues and lower costs at Gateway. Regional Blood Products sales and operating profit in both quarters were adversely affected by pricing practices employed by the American Red Cross ("ARC") which the Company has alleged violate antitrust laws. These pricing practices may compel Los Angeles area ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In December 1995, the Company filed an antitrust and unfair competition complaint against ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief.

Blood Management Programs
-------------------------

The 205% ($721,000) increase in first quarter 1997 Program revenues was due to higher sales volumes at Gateway and USC and the conversion of Citrus Valley to a Blood Management Program customer. First quarter 1997 Program operating loss decreased by 89% ($428,000), due largely to higher revenue generated by USC and Gateway operations and lower Gateway operating costs. The volume of products purchased by the USC hospitals increased in the first quarter of 1997 compared to the 1996 quarter, when the program was initiated. In June of 1996, the Company evaluated Gateway's operations and refocused its strategic direction. As a result of this change, apheresis platelet production and sales were increased and overhead costs for the operation were significantly reduced.

Regional Operations
-------------------

Blood Products

The 48% ($668,000) decrease in Blood Products revenues for the first quarter of 1997 was due to decreases in the sales volume and prices of apheresis platelet and whole blood component products. Approximately 40% of the decrease in apheresis sales volume and 60% of the decrease in whole blood component sales volume was due to the conversion of Citrus Valley to a BMP customer. The remainder of the decrease in platelet sales volumes resulted from the loss of customers, primarily due to ARC pricing practices, while whole blood component sales were lower due to a shortage of red blood cells available for sale. The prices of both apheresis platelets and red blood cells decreased in the first quarter of 1997 due to competitive pressures. First quarter 1997 operating profit on Blood Product sales increased to 27% from 23% in the first quarter of 1996. The increase was due to lower cost of sales for apheresis platelets and the more profitable mix of whole blood components products sold in 1997.

Blood Services

Blood Services revenues decreased 4% ($39,000) in the first quarter of 1997 due primarily to the elimination of revenue from the Company's Atlanta-based therapeutic services operation, which was closed in July 1996. This decrease was partially offset by increased testing services revenue.

The profit margin on Blood Services revenues increased in the first quarter of 1997 due to a small increase in the average operating profit per therapeutic procedure, elimination of losses from the Atlanta operation and increased testing services operating profits.

General and Administrative Expense
----------------------------------

General and administrative expense decreased 18% ($112,000) in the first quarter of 1997 as compared to the first quarter of 1996. The decrease was primarily due to spending controls initiated in June of 1996.

Discontinued Operations
-----------------------

In November 1995, the Company discontinued its Immupath related research and development activities and established a reserve for operating losses and contingent liabilities related to the disposal of the research and development and related specialty plasma businesses. The reserve amount, which included $600,000 for a contingent liability related to a dispute with a licensor, was net of the proceeds expected to be realized from the sale of research and development assets.

In July 1996, the dispute with the licensor was settled without any payment by the Company. As a result of this settlement, the Company recognized a $600,000 gain on disposal of discontinued operations in the third quarter of 1996.

In March 1997, the Company completed disposition of the assets of the discontinued operations and recognized a further $120,000 gain on disposal. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had cash and cash equivalents of $1,508,000 and working capital of $1,680,000. The Company's Blood Management Programs, other than Gateway, and its regional Blood Products and Blood Services businesses are profitable and cash flow positive. However, the loss of three significant apheresis platelet customers during the first quarter of 1997 is expected to have a continuing negative impact on regional Blood Products revenue until these sales can be replaced. In light of current ARC pricing practices, which the Company believes limit its ability to obtain and retain blood products customers, there can be no assurance that these sales can be replaced.

The Company has a $700,000 line of credit with a commercial bank which is in effect through April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.75 million. The Company was in compliance with all covenants of its borrowing agreement at March 31, 1997, and there were no borrowings outstanding on the line of credit at that date.

At March 31, 1997, the Citrus Valley Program Center was operating at a temporary facility provided by the Citrus Valley hospitals. The permanent center, which the Company is obligated to equip and operate, is expected to open in the second quarter of 1997. The costs of equipping the center are expected to be financed through a lease.

Gateway sustained a large net loss in 1996, and continued to incur substantial losses in the first quarter of 1997. In June 1996, Gateway's strategic direction was refocused to market a more profitable mix of blood products and services to specific hospital customers. These changes resulted in increased revenue and significant reductions in personnel and other costs. However, the success of Gateway's current strategy is dependent on a number of factors and circumstances, many of which are outside the Company's control. There can be no assurance that Gateway will be able to achieve and maintain a profitable level of collections and sales. If profitable operations can not be achieved, Gateway will be closed. The costs of such a closure are not expected to be material to the Company's financial position.

Management is evaluating a number of opportunities to implement its Blood Management Program concept in a variety of healthcare settings and is considering ways to expand the Company's existing regional operations. However, further expansion may require that the Company obtain additional financing to fund start-up, equipment and marketing costs. There can be no assurance that the Company will be able to obtain the funds necessary to finance additional Blood Management Programs or expand existing regional operations.

In March 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. The case is still in the discovery stage in the proceedings and neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material, adverse impact on the Company's financial condition and results of operations.

The Company anticipates that cash flow from profitable operations, borrowing available from its bank line of credit and its cash and investments on hand will be sufficient to provide funding for its existing needs during the next twelve months.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to obtain additional financing, to achieve profitability in its Blood Management Programs, to improve the profitability of the Company's other operations, to expand its operations, to comply with the covenants under its bank line of credit, to effectively compete against the ARC and other competitors, and to resolve favorably through negotiation or litigation claims asserted by or against the Company. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                     PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

        See disclosure in Form 10-K for the year ended December 31, 1996.

Item 6.	Exhibits and Reports on Form 8-K

        a.  Exhibits

            10.1 Revolving Credit Agreement between the Registrant and Bank Leumi Le-Israel, B.M., dated April 30, 1997.

            27     Financial Data Schedule for the Quarter Ending
                   March 31, 1997

        b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     May 14, 1997                        HEMACARE CORPORATION
      ----------------                --------------------------------
                                                  (Registrant)

                                       /s/ Sharon C. Kaiser
                                      --------------------------------
                                      Sharon C. Kaiser, Vice President,
                                      Finance and Chief Financial Officer

                          INDEX TO EXHIBITS




                                                    Method of Filing

10.1   Resolving Credit Agreement between
       the Registrant and Bank Leumi Le-Israel,
       B.M., dated April 30, 1997. . . . . . . . . Filed herewith electronically

27     Financial Data Schedule for the quarter
       ending March 31, 1997 . . . . . . . . . . . Filed herewith electronically
