Form 10-Q
period 1997-06-30
HEMACARE CORP /CA/
filed 1997-08-14
CIK 801748

============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

	OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

As of August 13, 1997, 7,190,710 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

                                  INDEX

                          HEMACARE CORPORATION



PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

          Consolidated balance sheets-June 30, 1997 and December 31, 1996

          Consolidated statements of operations-Three and six months ended June 30, 1997 and 1996

          Consolidated statements of cash flows-Six months ended June 30, 1997 and 1996

          Notes to consolidated financial statements-June 30, 1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits

SIGNATURES
----------

PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.    Financial Statements
-------    ---------------------

                               HEMACARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,      December 31,
                                                           1997            1996
                                                       ------------    ------------
                                                       (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents........................... $  1,823,000    $  1,136,000
  Marketable securities...............................      192,000         415,000
  Accounts receivable, net of allowance for
    doubtful accounts - $57,000 (1997) and
    $47,000 (1996)....................................    1,409,000       1,722,000
  Product inventories.................................       91,000          74,000
  Supplies............................................      366,000         306,000
  Prepaid expenses....................................      168,000         146,000
  Note receivable from officer - current..............       15,000          15,000
                                                       -------------   -------------
       Total current assets........................... $  4,064,000    $  3,814,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,018,000 (1997) and $1,875,000 (1996).............      721,000         823,000
Note receivable from officer - non-current............       77,000          88,000
Other assets..........................................       47,000          51,000
                                                       -------------   -------------
                                                       $  4,909,000    $  4,776,000
                                                       =============   =============
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $  1,094,000    $    909,000
  Accrued blood purchases.............................       21,000         175,000
  Accrued payroll and payroll taxes...................      450,000         335,000
  Other accrued expenses..............................      294,000         284,000
  Current obligations under capital leases............      256,000         241,000
  Reserve for discontinued operations - current.......      284,000         306,000
                                                       -------------   -------------
        Total current liabilities.....................    2,399,000       2,250,000

Obligations under capital leases, net
  of current portion..................................      446,000         503,000
Commitments and contingencies.........................
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized,
    7,190,710 issued and outstanding in 1997
    and 7,177,515 in 1996.............................   13,507,000      13,466,000
  Accumulated deficit.................................  (11,443,000)    (11,443,000)
                                                       -------------   -------------
Total shareholders' equity............................    2,064,000       2,023,000
                                                       -------------   -------------
                                                       $  4,909,000    $  4,776,000
                                                       =============   =============

                   See Notes to Consolidated Financial Statements.
                                         3

                                  HEMACARE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                  Three months ended June 30,    Six months ended June 30,
                                     1997            1996           1997            1996
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $  1,111,000   $   650,000     $  2,183,000   $  1,001,000
   Regional operations
     Blood products.............       626,000     1,213,000        1,344,000      2,599,000
     Blood services.............     1,034,000       816,000        2,068,000      1,889,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     2,771,000     2,679,000        5,595,000      5,489,000

Operating costs and expenses:
   Blood management programs....  $  1,156,000   $   940,000     $  2,280,000   $  1,771,000
   Regional operations
     Blood products.............       499,000       925,000        1,025,000      1,988,000
     Blood services.............       750,000       611,000        1,435,000      1,385,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     2,405,000     2,476,000        4,740,000      5,144,000

     Operating profit...........       366,000       203,000          855,000        345,000

General and administrative
   expense......................       457,000       617,000          972,000       1,244,000
Interest expense, net...........             -        16,000            3,000          27,000
                                  -------------  ------------    -------------  --------------
Loss from continuing operations
  before income taxes...........       (91,000)     (430,000)        (120,000)       (926,000)
Provision for income taxes......             -             -                -               -

Discontinued operations:
   Gain from write off of
     reserve....................                           -          120,000               -
                                  -------------  ------------    -------------  --------------
   Net loss.....................  $    (91,000)  $  (430,000)    $          -   $    (926,000)
                                  =============  ============    =============  ==============

 Per share amounts:
 Loss from continuing
   operations................... $      (0.01)   $    (0.07)    $      (0.02)  $       (0.15)

 Discontinued operations:
    Gain from write off of
     reserve....................            -                           0.02
                                  -------------  ------------    -------------  --------------
    Net loss....................  $      (0.01)  $     (0.07)    $          -   $       (0.15)
                                  =============  ============    =============  ==============

    Weighted average common and
      common equivalent shares
      outstanding...............     7,193,303     6,149,905        7,204,041       6,125,751
                                  =============  ============    =============  ==============

                        See Notes to Consolidated Financial Statements.
                                               4

                            HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 Six months ended June 30,
                                                                     1997           1996
                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss.....................................................  $         -     $  (926,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Gain on disposal of discontinued operations..............     (120,000)
      Depreciation and amortization............................      147,000         169,000

  Changes in operating assets and liabilities:
      Decrease in accounts receivable..........................      313,000         296,000
      Increase in inventories, supplies and prepaid expenses...      (99,000)        (56,000)
      Increase in other assets, net............................            -         (13,000)
      Increase in accounts payable and accrued expenses........      197,000         142,000
      Increase in other accrued expenses - long-term...........            -          10,000
      Proceeds from (expenditures for) discontinued operations.       98,000          56,000
                                                                 ------------    ------------
  Net cash provided by (used in) operating activities..........      536,000        (322,000)
                                                                 ------------    ------------
Cash flows from investing activities:
      Decrease in note receivable from officer.................       11,000          11,000
      Decrease in short-term investments.......................      223,000               -
      Purchase of plant and equipment, net.....................       (7,000)        (89,000)
                                                                 ------------    ------------
  Net cash provided by (used in) investing activities..........      227,000         (78,000)
                                                                 ------------    ------------
Cash flows from financing activities:
      Net proceeds from issuance of common stock...............            -          90,000
      Proceeds from line of credit.............................            -         300,000
      Principal payments on line of credit and capital leases..      (76,000)        (91,000)
                                                                 ------------    ------------
      Net cash (used in) provided by financing activities......      (76,000)        299,000
                                                                 ------------    ------------

      Increase (decrease) in cash and cash equivalents.........      687,000        (101,000)
      Cash and cash equivalents at beginning of period.........    1,136,000         997,000
                                                                 ------------    ------------
      Cash and cash equivalents at end of period...............  $ 1,823,000     $   896,000
                                                                 ============    ============

Supplemental disclosure:
      Interest paid............................................  $    33,000     $    41,000
                                                                 ============    ============
Items not impacting cash flows:
      Increase in capital lease obligations....................  $    34,000     $    91,000
                                                                 ============    ============

      Issuance of common stock to employee 401k plan...........  $    41,000     $    44,000
                                                                 ============    ============

                   See Notes to Consolidated Financial Statements.

                            HemaCare Corporation
                  Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome. In November of 1995, the Company discontinued the operations of HBI. (See Note 2 below.)

In September 1995, the Company formed Gateway Community Blood
Program, Inc. ("Gateway"), a wholly-owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway's operations were sold. (See Note 7 below.)

In the fourth quarter of 1995, the Company began providing blood management programs to its customers. A blood management program ("Blood Management Program" or "BMP") allows a hospital or affiliated group of hospitals to outsource many blood-related operations to HemaCare. HemaCare establishes a local blood donor center for the BMP hospital and becomes the hospital's primary provider of blood products and services. HemaCare introduced its Blood Management Program model at the Gateway Community Blood Program in St. Louis, Missouri, in December 1995, and established two Southern California Blood Management Programs with existing customers in 1996. The University of Southern California Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners Blood Management Program commenced in October 1996. In August 1997, Gateway's operations were sold. (See
Note 7 below.)

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

Note 3 - Line of Credit
-----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its credit line agreement at June 30, 1997. Interest on credit line borrowings is at the lender's prime rate (8.5% at June 30, 1997) plus one-half of a percentage point. As of June 30, 1997, there was no balance outstanding under the line of credit.

Note 4 - Commitments and Contingencies
--------------------------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of the employment of this employee and seeking relief in the amount of $550,000. A trial date has been set for October 29, 1997; however, at this stage in the proceedings, neither management nor counsel is in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material, adverse impact on the Company's financial condition and results of operations.

On March 12, 1997, the Company was notified of a lawsuit filed by an investment banking firm retained by the Company in connection with the August 1996 private placement of its common stock, seeking recovery of damages in the amount of approximately $60,000. The Company intends to vigorously defend this claim, however, if adversely decided, its ultimate resolution could have a material impact on the Company's results of operations.

Note 5 - Related Party Information
----------------------------------

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy, then an officer and director of the Company, totaling $98,000. In January 1996, these individual notes were consolidated into a promissory note and collateralized by HemaCare stock owned by Dr. Levy. The note accrues interest at a rate equal to the rate the Company pays under its line of credit, adjusted quarterly. Interest accrued for the six months ended June 30, 1997 and 1996 totaled $4,204 and $4,238, respectively. The note requires four annual installment payments of $15,000 due from 1996 to 1999 and the balance of the principal and accrued interest is due on January 31, 2000. The Company received annual installment payments of $15,000 in January 1996 and January 1997.

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

Note 7 - Sale of Gateway's Operations
-------------------------------------

On August 1, 1997, Gateway's operations were sold. The purchaser assumed liability for certain leases related to Gateway's operations; purchased Gateway's inventories and made a $200,000 non-refundable payment against HemaCare's interest in future Gateway earnings. Cash proceeds from the sale, net of transaction costs were approximately $255,000. The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to the date of sale, up to a total maximum of $422,000. An additional payment of $100,000 is due when Gateway receives its Food and Drug Administration establishment license.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

HemaCare's operations include blood management programs ("Blood Management Program" or "BMP") and regional sales of blood products (Blood Products) and services (Blood Services). The Company's Blood Management Program allows a hospital or affiliated hospital group to outsource many of its blood-related operations. Operating under its Food and Drug Administration license, HemaCare establishes a local blood donor center to provide collection and other blood banking services to patients and physicians of the BMP hospital and supplies the hospital with a wide range of blood products and services. Blood Products include apheresis platelet products and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures and donor testing. All comparisons within the following discussions are to the comparable periods of the previous year.

In December 1995, HemaCare opened the Gateway Community Blood Program regional BMP ("Gateway") in St. Louis, Missouri, and two southern California, hospital-based BMPs were established with existing customers in 1996. The University of Southern California ("USC")
Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program commenced in October 1996. Both the USC and Citrus Valley BMP agreements have three-year terms. These BMPs are collectively referred to as the "Programs" in the following discussions.

Revenues and Operating Profit
-----------------------------

Total revenues for the three-month and six-periods of 1997 increased 3% and 2%, respectively. The increases resulted from higher BMP and Blood Services revenues, offset by a decrease in Blood Products revenues. The Company's operating profit as a percentage of revenues ("profit margin") increased to 13% in the second quarter of 1997 from 8% in the comparable quarter of 1996 and to 15% for the first half of 1997 from 6% in the first half of 1996. The increases were due to higher sales volumes and lower operating costs and expenses at Gateway and higher therapeutic service sales prices during the 1997 periods. Blood Products sales and operating profit in both quarters were adversely affected by pricing practices employed by the American Red Cross. (See Liquidity and Capital Resources.)

Blood Management Programs
--------------------------

The 1997 three-month ($461,000) and six-month ($1,182,000) increases in Program revenue were due to higher sales volumes at Gateway and USC and the conversion of Citrus Valley to a Blood Management Program customer. Program profit margins increased by 9% in the 1997 three-month period and by 12% in the 1997 six-month period as the result of increased production at the USC Blood Donor Center and a decrease in Gateway's operating losses.

In June of 1996, the Company evaluated Gateway's operations and refocused its strategic direction. As a result, apheresis platelet production and sales were increased and overhead costs for the operation were reduced. Although these changes significantly reduced losses, Gateway's operating results did not meet the Company's financial expectations. Accordingly, in August 1997, Gateway operations were sold. (See Liquidity and Capital Resources.)

Regional Operations
-------------------

Blood Products

Blood Products revenues decreased $587,000 and $1,255,000 in the second quarter and first half of 1997, respectively. The decreases were due to lower sales volumes for apheresis platelet and whole blood component products and lower red blood cell prices. Approximately 42% of the three-month and 51% six-month decrease in Blood Products revenue was due to the conversion of Citrus Valley blood product and services sales to a BMP arrangement. The remainder of the decrease in platelet sales volumes resulted from the loss of customers, primarily due to ARC pricing practices, while whole blood component sales volumes decreased due to a shortage of red blood cells available for sale. The price of red blood cells decreased in the second quarter of 1997 and first half of 1997, due to competitive pressures. The profit margin on Blood Products sales decreased in the second quarter of 1997 and was unchanged for the six months ended June
30, 1997. The second quarter 1997 profit margin decrease resulted from lower sales price for red blood cells and an increase in the cost of these sales, partially offset by a decrease in the cost of apheresis platelet sales.

Blood Services

Blood Services revenues increased 27% ($218,000) and 9% ($179,000) in the three-month and six-month periods of 1997, respectively. Both increases resulted from a higher volume of therapeutic apheresis procedures performed in southern California and growth of the Company's testing services business, partially offset by the elimination of revenue from the Company's Atlanta-based therapeutic services operation, which was closed in July 1996.

The profit margin on Blood Services revenues increased in the second quarter and first half of 1997 due to elimination of losses from the Atlanta operation and increased testing services operating profits.

General and Administrative Expense
-----------------------------------

General and administrative expense decreased 26% ($160,000) for the three-month period and 22% ($272,000) for the six-month period of 1997. Both decreases reflect the effect of spending controls initiated in mid-1996. In addition, the three-month period includes a $71,000 recovery of previously expensed legal fees related to the ARC lawsuit which was settled in June 1997.

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

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, the Company had cash and cash equivalents of $1.8 million and working capital of $1.7 million. The Company's $700,000 line of credit with a commercial bank is in effect through April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.75 million. The Company was in compliance with all covenants of its borrowing agreement at June 30 1997, and there were no borrowings outstanding on the line of credit at that date.

The Company's Blood Management Programs, other than Gateway, and its regional Blood Products and Blood Services businesses are profitable and cash flow positive. However, the loss of three significant apheresis platelet customers during the first quarter of 1997 had a negative impact on second quarter 1997 Regional Blood Product sales and profitability which is expected to continue until these sales can be replaced.

In December 1995, Company filed an antitrust and unfair competition complaint against ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. The suit alleged that pricing practices employed by the American Red Cross ("ARC") may have compelled southern California area ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In June 1997, this suit was settled. Although the terms of the settlement are confidential and have not yet been fully implemented, the Company believes that the settlement may improve its ability to obtain and retain blood product customers.

At June 30, 1997, the Citrus Valley Program Center was operating in temporary facilities provided by the Citrus Valley hospitals. The Citrus Valley Blood Donor Center, which the Company is obligated to equip and operate, opened August 6, 1997. The costs of equipping the center were financed through a lease.

Gateway sustained a large net loss in 1996, and continued to incur substantial losses in the first quarter of 1997. In June 1996, Gateway's strategic direction was refocused to market a more profitable mix of blood products and services to specific hospital customers. These changes resulted in increased revenue and significant reductions in personnel and other costs. However, Gateway's operations were still unable to meet the Company's financial requirements. On August 1, 1997, Gateway's operations were sold. The purchaser assumed certain lease liabilities related to Gateway's operations; purchased Gateway's inventories and made a $200,000 non-refundable payment against HemaCare's interest in future Gateway earnings. Cash proceeds from the sale, net of transaction costs were approximately $255,000. The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to August 1, 1997, up to a total maximum of $422,000. The terms of the sale also provide for a $100,000 payment to HemaCare when Gateway receives a Food and Drug Administration blood establishment license.

Management is evaluating a number of opportunities to develop new outsourcing models and to implement these models, including its Blood Management Program, in a variety of healthcare settings. However, the development and implementation of additional outsourcing models and Blood Management Programs may require that the Company obtain additional financing to fund start-up, equipment and marketing costs. There can be no assurance that the Company will be able to obtain the necessary funds.

In March 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of the employment of this employee and seeking relief in the amount of $550,000. The case is still in the discovery stage in the proceedings and neither management nor counsel are in a position to evaluate the probable merits of the claim asserted by this former employee. Accordingly, the resolution of this lawsuit could have a material, adverse impact on the Company's financial condition and results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           a. The Company's Annual Meeting of Shareholders (the "Meeting") was held on June 5, 1997.

           b. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Shareholders held June 5, 1997.


           Matters Put to Vote             For         Against/Withheld
           -------------------          -----------    ----------------
           Election of Five Directors

           Glenn W. Bartlett            6,160,585       65,148
           Alan C. Darlington           6,160,585       65,148
           Hal I. Lieberman             6,152,515       73,218
           Sharon C. Kaiser             6,160,585       65,148
           Jon B. Victor                5,681,964      543,769


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           a.    Exhibits

                 2.1 Asset Purchase Agreement between the Registrant, Gateway Community Blood Program, Inc. (a wholly owned subsidiary of the Registrant) and Haemonetics Corporation, dated August 1, 1997. See Also Exhibit 99.1

                 27      Financial Data Schedule for the Quarter Ending June
                         30, 1997

                 99.1    Agreement to Furnish Exhibits and Schedules.

           b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date     August 14, 1997                    HEMACARE CORPORATION
     ----------------------                     (Registrant)


                                             /s/ Sharon C. Kaiser
                                            ---------------------------------
                                            Sharon C. Kaiser, Vice President,
                                            Finance and Chief Financial
                                            Officer

                              INDEX TO EXHIBITS



                                                                        Method of Filing
                                                                        ------------------------

2.2    Asset Purchase Agreement between the Registrant, Gateway
       Community Blood Program, Inc. (a wholly owned subsidiary of the
       Registrant) and Haemonetics Corporation, dated August 1, 1997.
       See Also Exhibit 99.1..........................................  Filed herewith electronically

27     Financial Data Schedule for the quarter ending June 30, 1997...	Filed herewith electronically

99.1   Agreement to Furnish Exhibits and Schedules....................  Filed herewith electronically


