Form 10-Q
period 1997-09-30
HEMACARE CORP /CA/
filed 1997-11-14
CIK 801748

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

As of November 13, 1997, 7,190,710 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

                                    INDEX

                            HEMACARE CORPORATION



PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated balance sheets-September 30, 1997 and December 31, 1996

             Consolidated statements of operations-Three and nine months ended September 30, 1997 and 1996

             Consolidated statements of cash flows-Nine months ended September 30, 1997 and 1996

             Notes to consolidated financial statements-September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             HEMACARE CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                              September 30,     December 31,
                                                  1997             1996
                                              -------------     -------------
                                               (Unaudited)

                  ASSETS
Current assets:
  Cash and cash equivalents................   $  1,108,000      $  1,136,000
  Marketable securities....................        459,000           415,000
  Accounts receivable, net of allowance for
   doubtful accounts - $57,000 (1997) and
   $47,000 (1996)..........................      1,240,000         1,722,000
  Product inventories......................         68,000            74,000
  Supplies.................................        306,000           306,000
  Prepaid expenses.........................        147,000           146,000
  Note receivable from officer - current...         15,000            15,000
                                              -------------     -------------
     Total current assets..................      3,343,000         3,814,000

Plant and equipment, net of accumulated
 depreciation and amortization of
 $1,938,000 (1997) and $1,875,000 (1996)...        471,000           823,000
Note receivable from officer - non-current.         78,000            88,000
Other assets...............................         10,000            51,000
                                              -------------     -------------
                                              $  3,902,000      $  4,776,000
                                              =============     =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................   $    373,000      $    909,000
  Accrued blood purchases..................        124,000           175,000
  Accrued payroll and payroll taxes........        334,000           335,000
  Other accrued expenses...................        244,000           284,000
  Current obligations under capital leases.        180,000           241,000
  Reserve for discontinued operations -
    current................................        251,000           306,000
                                              -------------     -------------
      Total current liabilities                  1,506,000         2,250,000

Obligations under capital leases, net
 of current portion........................        280,000           503,000
Commitments and contingencies..............
Shareholders' equity:
  Common stock, without par value -
   20,000,000 shares authorized,
   7,190,710 issued and outstanding in
   1997 and 7,177,515 in 1996..............     13,507,000        13,466,000
  Accumulated deficit......................    (11,391,000)      (11,443,000)
                                              -------------     -------------
      Total shareholders' equity...........      2,116,000         2,023,000
                                              -------------     -------------
                                              $  3,902,000      $  4,776,000
                                              =============     =============

                    See Notes to Consolidated Financial Statements.

                                HEMACARE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                        Three months ended              Nine months ended
                                          September 30,                   September 30,
                                       1997            1996           1997            1996
                                   ------------   ------------   ------------    ------------

Revenues:
 Blood management programs........ $ 1,002,000    $   707,000    $ 3,185,000     $ 1,708,000
 Regional operations
   Blood products.................     567,000      1,051,000      1,911,000       3,649,000
   Blood services.................   1,098,000        868,000      3,166,000       2,757,000
                                   ------------   ------------   ------------    ------------
     Total revenue................   2,667,000      2,626,000      8,262,000       8,114,000

Operating costs and expenses:
 Blood management programs........   1,059,000        864,000      3,339,000       2,640,000
 Regional operations
   Blood products.................     426,000        826,000      1,451,000       2,809,000
   Blood services.................     774,000        572,000      2,209,000       1,965,000
                                   ------------   ------------   ------------    ------------

     Total operating costs and
       expenses...................   2,259,000      2,262,000      6,999,000       7,414,000
                                   ------------   ------------   ------------    ------------

      Operating profit............     408,000        364,000      1,263,000         700,000

General and administrative
  expense.........................     494,000        529,000      1,466,000       1,759,000
Other income (expense):
  Interest, net...................      10,000         (7,000)         7,000         (39,000)
  Gain on sale of Gateway
    Community Blood Program.......     128,000              -        128,000               -
                                   ------------   ------------   ------------    ------------

Income (loss) from continuing
 operations before income taxes...      52,000       (172,000)       (68,000)     (1,098,000)
Provision for income taxes........           -              -              -               -

Discontinued operations:
  Gain from write off of reserve..           -        600,000              -         600,000
  Gain from disposal of
   discontinued operations........           -              -        120,000               -
                                   ------------   ------------   ------------    ------------
  Net income (loss)............... $    52,000    $   428,000    $    52,000     $  (498,000)
                                   ============   ============   ============    ============

Per share amounts:
Income (loss) from continuing
  operations...................... $      0.01    $     (0.02)   $     (0.01)    $     (0.17)

Discontinued operations:
  Gain from write off of reserve..           -           0.09              -            0.09
  Gain from disposal of
   discontinued operations........           -              -           0.02               -
                                   ------------   ------------   ------------    ------------
  Net income (loss)..............  $      0.01    $      0.07    $      0.01     $     (0.08)
                                   ============   ============   ============    ============
Weighted average common and
 common equivalent shares
 outstanding.....................    7,190,710      6,384,838      7,197,398       6,477,203
                                   ============   ============   ============    ============


              See Notes to Consolidated Financial Statements.
                                   4

                              HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Nine months ended September 30,
                                                  1997              1996
                                              ------------      ------------
Cash flows from operating activities:
 Net income (loss)..........................  $    52,000       $  (498,000)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Gain on disposal of discontinued
    operations..............................     (120,000)                -
  Gain on sale of Gateway Community Blood
    Program.................................     (128,000)                -
  Depreciation and amortization.............      178,000           265,000
  Decrease in reserve for discontinued
   operations...............................            -          (600,000)

 Changes in operating assets and liabilities:
   Decrease in accounts receivable..........      482,000           (63,000)
   Increase in inventories, supplies and
     prepaid expenses.......................        5,000           (52,000)
   Decrease (increase) in other assets, net.       41,000           (11,000)
   Increase (decrease) in accounts payable
     and accrued expenses...................     (628,000)          151,000
   Increase in other accrued expenses -
    long-term...............................            -            24,000
   Proceeds from (expenditures for)
    discontinued operations.................      (55,000)            9,000
                                              ------------      ------------
 Net cash provided by (used in) operating
  activities................................     (173,000)         (775,000)
                                              ------------      ------------

Cash flows from investing activities:
 Decrease in note receivable from officer...       10,000             8,000
 Increase in short-term investments.........      (44,000)                -
 Disposition of plant and equipment, net....      282,000             8,000
                                              ------------      ------------
 Net cash provided by (used in)
  investing activities......................      248,000            16,000
                                              ------------      ------------
Cash flows from financing activities:
 Net proceeds from issuance of common
  stock.....................................            -         1,289,000
 Principal payments on line of credit and
  capital leases............................     (103,000)         (158,000)
                                              ------------      ------------
 Net cash (used in) provided by financing
  activities................................     (103,000)        1,131,000
                                              ------------      ------------

 Increase (decrease) in cash and cash
  equivalents...............................      (28,000)          372,000
 Cash and cash equivalents at beginning
  of period.................................    1,136,000           997,000
                                              ------------      ------------
 Cash and cash equivalents at end of period.  $ 1,108,000       $ 1,369,000
                                              ============      ============

Supplemental disclosure:
 Interest paid..............................  $    42,000       $    60,000
                                              ============      ============
Items not impacting cash flows:
 Increase (decrease) in capital lease
  obligations............................... $   (356,000)      $    92,000
                                             =============      ============
 Issuance of common stock to employee
  401k plan................................. $     41,000       $    44,000
                                             =============      ============

                    See Notes to Consolidated Financial Statement.

                                 HemaCare Corporation
                       Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome. In November 1995, the Company discontinued the operations of HBI. (See Note 2.)

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly-owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway's operations were sold. (See Note 7.)

In the fourth quarter of 1995, the Company began providing blood management programs to its customers. A blood management program ("Blood Management Program" or "BMP") allows a hospital or affiliated group of hospitals to outsource many blood-related operations to HemaCare. HemaCare establishes a local blood donor center for the BMP hospital and becomes the hospital's primary provider of blood products and services. HemaCare introduced its Blood Management Program model at the Gateway Community Blood Program in St. Louis, Missouri, in December 1995, and established two Southern California Blood Management Programs with existing customers in 1996. The University of Southern California Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners Blood Management Program commenced in October 1996. In August 1997, Gateway's operations were sold. (See Note 7.)

Note 2 - Discontinued Operations
--------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. The reserve established for estimated HBI operating losses during the period of disposal included a $600,000 contingent liability related to a dispute with a licensor. In July 1996, the dispute was settled without any payment by the Company, and the Company recognized a $600,000 gain from write off of the reserve. In June 1996, the Company agreed to sell substantially all the tangible assets of the discontinued operations and FDA source plasma licenses.

In the first quarter of 1997, the Company received the final proceeds from the sale and recognized a $120,000 gain on disposal of discontinued operations.

Note 3 - Line of Credit
-----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its credit line agreement at September 30, 1997. Interest on credit line borrowings is at the lender's prime rate (8.5% at September 30, 1997) plus one-half of a percentage point.
As of September 30, 1997, there was no balance outstanding under the line of credit.

Note 4 - Commitments and Contingencies
---------------------------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of the employment of this employee and seeking relief in the amount of $550,000. In October 1997, the lawsuit was settled. Although the terms of the settlement are confidential, they will not have a material effect on the Company's operating results or financial position.

On March 12, 1997, the Company was notified of a lawsuit filed by an investment banking firm retained by the Company in connection with a August 1996 private placement of its common stock, seeking recovery of damages in the amount of approximately $60,000. The Company intends to vigorously defend this claim, however, if adversely decided, its ultimate resolution could have a material impact on the Company's results of operations.

Note 5 - Related Party Information
-----------------------------------

In 1995 and 1994, the Company made a series of personal loans to Joshua Levy, then an officer and director of the Company, totaling $98,000. In January 1996, these individual notes were consolidated into a promissory note and collateralized by HemaCare stock owned by Dr. Levy. The note accrues interest at a rate equal to the rate the Company pays under its line of credit, adjusted quarterly. Interest accrued for the nine months ended September 30, 1997 and 1996 totaled $4,204 and $4,238, respectively. The note requires four annual installment payments of $15,000 due from 1996 to 1999 and the balance of the principal and accrued interest is due on January 31, 2000. The Company received annual installment payments of $15,000 in January 1996 and January 1997.
                                   7

Note 6 - Recent Auditing Pronouncement
--------------------------------------

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation of earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The Company will adopt these standards in the fourth quarter of 1997. Management does not expect that the adoption of theses standards will have a material effect on the Company's financial position or results of operations.

Note 7 - Sale of Gateway's Operations
-------------------------------------

On August 1, 1997, Gateway's operations were sold. The purchaser assumed liability for certain leases related to Gateway's operations; purchased Gateway's inventories and made a $200,000 non-refundable payment against HemaCare's interest in future Gateway earnings. Cash proceeds from the sale, net of transaction costs, were approximately $242,000 and the Company recognized a $128,000 gain on the sale.

The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to the date of sale, up to an additional maximum of $422,000. An additional payment of $100,000 is due when Gateway receives its Food and Drug Administration blood establishment license or pursuit of such a license is abandoned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

HemaCare's operations include blood management programs ("Blood Management Program" or "BMP") and regional sales of blood products (Blood Products) and services (Blood Services). The Company's Blood Management Program allows a hospital or affiliated hospital group to outsource many of its blood-related operations. Operating under its Food and Drug Administration license, HemaCare establishes a local blood donor center to provide collection and other blood banking services to patients and physicians of the BMP hospital and supplies the hospital with a wide range of blood products and services. Blood Products include apheresis platelet products and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and cryopreservation and donor testing.
All comparisons within the following discussions are to the comparable periods of the previous year.

In December 1995, HemaCare opened the Gateway Community Blood Program ("Gateway") in St. Louis, Missouri. Two southern California, BMPs were established with existing customers in 1996. The University of Southern California ("USC") Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program commenced in October 1996. Both the USC and Citrus Valley BMP agreements have three-year terms. In August 1997, Gateway's operations were sold. The Gateway, USC and Citrus Valley BMPs are collectively referred to as the "Programs" in the following discussions.

Revenues and Operating Profit
-----------------------------

Total revenues were unchanged for the three-month period and increased 2% for the nine-month period of 1997. The nine-month increase resulted from higher BMP and Blood Services revenues, offset by a decrease in Blood Products revenues. The Company's operating profit as a percentage of revenues ("profit margin") increased to 15% in the third quarter of 1997 from 14% in the comparable quarter of 1996 and to 15% for the nine months of 1997 from 9% in the nine months of 1996. These increases were due to lower operating costs and expenses at Gateway. Blood Products revenues and operating profit in both the third quarter and nine-month periods of 1997 were adversely affected by pricing practices employed by the American Red Cross (the "ARC"). (See Liquidity and Capital Resources.)

Blood Management Programs
-------------------------

Revenue increased by $295,000 and $1,477,000 in the third quarter and nine-month period of 1997, respectively. The third quarter increase was due primarily to the conversion of Citrus Valley to a Blood Management Program customer, partially offset by the sale of Gateway in August 1997. (See Sale of Gateway Community Blood Program.) The nine-month increase resulted from higher USC and Gateway revenue as well as the conversion of Citrus Valley to a Blood Management Program customer. Program profit margins increased by 17% in the third quarter of 1997 and by 50% in the nine-month period of 1997 as the result of increased production at the USC Blood Donor Center and lower
Gateway operating losses, offset, in the third quarter, by Citrus Valley losses.

Regional Operations
--------------------

Blood Products

Blood Products revenues decreased $484,000 and $1,738,000 in the third quarter and nine months of 1997, respectively. The decreases were due to lower sales volumes for apheresis platelet and whole blood component products. Revenue decreases of approximately 76% and 61% for the third quarter and nine-month period of 1997, respectively, were due to the conversion of Citrus to a BMP arrangement. The remainder of the decrease in platelet sales volumes resulted from the loss of customers, primarily due to ARC pricing practices. Whole blood component sales volumes also decreased due to a shortage of red blood cells available for sale to non-BMP customers. The profit margin on Blood Products sales increased in the 1997 third quarter and the nine month periods due to the decrease in low-profit, red blood cells sales.

Blood Services

Blood Services revenues increased 21% ($230,000) and 13% ($409,000) in the three-month and nine-month periods of 1997, respectively. Both increases resulted from a higher volume of therapeutic apheresis procedures performed in southern California, higher per procedure prices and growth of the Company's testing services business. The nine-month increase was partially offset by the elimination of revenue from the Company's Atlanta-based therapeutic services operation, which was closed in July 1996.

The profit margin on Blood Services revenues decreased in the third quarter of 1997 and increased in the nine month period of 1997. The third quarter decrease resulted from higher prices for albumin, a plasma product used in most therapeutic procedures, while the nine-month increase was due to elimination of losses from the Atlanta operation and increased testing services operating profits.
                                      9

General and Administrative Expense
----------------------------------

General and administrative expense decreased 7% ($35,000) for the three-month period and 17% ($293,000) for the nine-month period of 1997. Both decreases reflect the effect of spending controls initiated in mid-1996. In addition, the nine-month period includes a $71,000 recovery of previously expensed legal fees related to the ARC lawsuit which was settled in September 1997.

Sale of Gateway's Operations
-----------------------------

Gateway sustained substantial operating losses since its inception in December 1995. In June 1996, Gateway's strategic direction was refocused to market a more profitable mix of blood products and services to specific hospital customers. Despite increased revenue and significant reductions in personnel and other costs resulting from thesechanges, Gateway's operations were still unable to meet the Company's financial requirements. On August 1, 1997, Gateway's operations were sold. The purchaser assumed certain lease liabilities related to Gateway's operations; purchased Gateway's inventories and made a $200,000 non-refundable payment against HemaCare's interest in future
Gateway earnings. Cash proceeds from the sale, net of transaction costs were approximately $242,000, and the Company recognized a $128,000 gain on the sale. The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to August 1, 1997, up to an additional $422,000. The terms of the sale also provide for a $100,000 payment to HemaCare when Gateway receives a Food and Drug Administration blood establishment license or pursuit of such a license is abandoned.

Discontinued Operations
------------------------

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

Liquidity and Capital Resources
-------------------------------

At September 30, 1997, the Company had cash and cash equivalents of $1.6 million and working capital of $1.8 million. The Company's $700,000 line of credit with a commercial bank is in effect through April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.75 million. The Company was in compliance with all covenants of its borrowing agreement at September 30, 1997, and there were no borrowings outstanding on the line of credit at that date.

The Company's USC Blood Management Program and its regional Blood Products and Blood Services businesses are profitable and cash flow positive. However, the loss of three significant apheresis platelet customers during the first quarter of 1997 had a negative impact on 1997 Regional Blood Product sales and profitability which is expected to continue until these sales can be replaced. The Citrus Valley Blood Management Program is incurring losses due to the cost of red blood cells and the start up of its blood donor center which opened in August 1997. The Company has negotiated an increase in the price paid by Citrus Valley for red blood cells, beginning October 1997.

In December 1995, Company filed an antitrust and unfair competition complaint against the ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. The suit alleged that pricing practices employed by the ARC may have compelled southern California area ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In June 1997, this suit was settled. Although the terms of the settlement are confidential and, to the best of the Company's knowledge, have not yet been fully implemented, the Company believes that the settlement may ultimately improve its ability to obtain and retain blood product customers.

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

The Company's common stock is listed on the Nasdaq Small Cap Market ("Nasdaq"). Earlier this year, Nasdaq proposed new listing standards to strengthen both the quantitative and qualitative listing requirements for issuers. In August 1997, the Securities and Exchange Commission approved the new standards, which require that issuers listed on the Nasdaq SmallCap Market maintain a minimum bid price of $1 and net tangible assets, as defined, of at least $2 million. The minimum bid price of the Company's stock as of November 13, 1997 was less than $1 and its net tangible assets at September 30, 1997 were $2.1 million. Nasdaq issuers have until February 24, 1998 to achieve compliance with the new listing standards. If the Company is not in compliance with such standards by February 1998, it is possible that Nasdaq could initiate de-listing proceedings with respect to the Company's common stock. In the event that the Company's common stock is no longer listed on the Nasdaq SmallCap Market or a national securities exchange, the liquidity of the Company's common stock would be adversely affected and the Company's ability to raise capital may be impaired.

In March 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior
Court of the State of California, related to the termination of the employment of this employee and seeking relief in the amount of $550,000. The lawsuit was settled in October 1997. Although the terms of the settlement are confidential, they will not have a material effect on the Company's operating results or financial position.

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



                     PART II.    OTHER INFORMATION


Item 1.    Legal Proceedings
-----------------------------

In March 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of the employment of this employee and seeking relief in the amount of $550,000. The lawsuit was settled in October 1997. Although the terms of the settlement are confidential, they will not have a material effect on the Company's operating results or financial position.

In December 1995, Company filed an antitrust and unfair competition complaint against the American Red Cross ("ARC") with the United States District Court in the Central District of California to recover damages and secure injunctive relief. The suit alleged that pricing practices employed by the ARC may have compelled southern California area ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company. In June 1997, this suit was settled. Although the terms of the settlement are confidential and to the best of the Company's knowledge, have not yet been fully implemented, the Company believes that the settlement may improve its ability to obtain and retain blood product customers.

On March 12, 1997, the Company was notified of a lawsuit filed by an investment banking firm retained by the Company in connection with a August 1996 private placement of its common stock, seeking recovery of damages in the amount of approximately $60,000. The Company intends to vigorously defend this claim, however, if adversely decided, its ultimate resolution could have a material impact on the Company's results of operations.

                                       12
<Page13

Item 6.   Exhibits and Reports on Form 8-K
-------------------------------------------

a.      Exhibits

        27      Financial Data Schedule for the Quarter Ended September 30,
                1997

b. On August 1, 1997, HemaCare Corporation filed a Report on Form 8-K dated August 1, 1997. The Company reported Under Item 2 that the Company and its wholly-owned subsidiary, Gateway Community Blood Bank, Inc. entered into an agreement with Haemonetics Corporation to sell substantially all the operating assets of Gateway to Haemonetics Corporation.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 14, 1997                  HEMACARE CORPORATION
     -------------------------                  (Registrant)

                                           /s/ Sharon C. Kaiser
                                           _________________________
                                           Sharon C. Kaiser, Vice
                                           President, Finance and
                                           Chief Financial Officer

                           INDEX TO EXHIBITS




                                                            Method of Filing
27      Financial Data Schedule for the quarter ended
        September 30, 1997................................  Filed herewith electronically
