Form 10-K
period 1997-12-31
HEMACARE CORP /CA/
filed 1998-03-27
CIK 801748

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

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

                               ---------------------

Registrant's tele,phone number, including area code: (818) 986-3883

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                            (without par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   YES[X] NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ______

As of March 26, 1998, 7,281,120 shares of Common Stock of the
Registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date (based upon the closing price of the Common Stock as reported on NASDAQ) was approximately $4,982,190.

Portions of the Registrant's definitive Proxy Statement for its June 29, 1998 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

=============================================================================

                                PART I
Item 1.  Business.
-------  ---------

GENERAL

HemaCare Corporation, founded in 1978, provides blood products and services to healthcare institutions. HemaCare was the first publicly traded company in the $2 billion U.S. blood industry to be licensed by the Food and Drug Administration and accredited by the American Association of Blood Banks.

The healthcare institution customers which comprise the U.S. blood industry are faced with increasing cost containment pressures and are continuously looking for new ways of providing cost-effective health services. In response, these institutions are consolidating hospitals under common corporate umbrellas or into affiliated purchasing or operational groups. The consolidated entities rely on their combined purchasing power to solicit the lowest competitive bids for their purchases, and increasingly, choose to outsource various hospital functions to decrease costs and improve patient services.

HemaCare provides apheresis platelet and whole blood component products, therapeutic apheresis and donor testing services to some of the leading healthcare institutions in Southern California. The Company is meeting the challenges of cost containment and consolidation by continuing its 20-year strategy of providing customized solutions to its customers' blood products and services needs. As a part of this strategy, the Company has developed a blood management outsourcing model for hospitals which want the convenience and efficiencies of an in-house blood program without the associated regulatory and management burdens and related financial risks.

In 1997, HemaCare established a scientific advisory board which provides input and counsel to the Company's board of directors and management on technical and regulatory matters as well as participating in an annual meeting reviewing medical and scientific developments in the blood services industry. Chaired by HemaCare's medical director, Joshua Levy, MD, the advisory board is comprised of nationally known experts in the fields of blood banking, apheresis technology and regulatory compliance. The second annual meeting of the advisory board, which is scheduled for May 1998, will address new apheresis technologies, medical advancements in blood banking and regulatory changes on the horizon.

The Company's corporate headquarters are located in Sherman Oaks, California, north of downtown Los Angeles. operations are conducted from this location and from blood donor centers located on the University of Southern California Health Sciences Campus near downtown Los Angeles and in the San Gabriel Valley, east of Los Angeles. In December 1995, the Company commenced operations in St. Louis, Missouri, with a satellite location near Belleville, Illinois. These operations were sold in August 1997.

Certain medical terms included in the following discussions are further explained in a glossary located at the end of this Item 1. HemaCare Corporation and its wholly-owned subsidiaries are collectively referred to herein as "HemaCare" or the "Company".

BLOOD MANAGEMENT PROGRAMS

General
-------
HemaCare introduced its "Blood Management Program" or "BMP" model in late 1995 with the Gateway Community Blood Program ("Gateway") in St. Louis, Missouri. In 1996, two Southern California BMPs were established with the University of Southern California, in February 1996, and with Citrus Valley Health Partners, in October 1996.

A HemaCare Blood Management Program is an arrangement in which a hospital outsources its blood procurement and donor center management functions to HemaCare. HemaCare supplies the BMP customer with blood products from collections at the customer's donation center or from collections at other HemaCare donation sites or products purchased by HemaCare from outside suppliers. HemaCare establishes and operates a blood donation center under the name of the sponsoring BMP hospital. A Blood Management Program aligns the interests of the Company and its hospital customer, providing the customer with a "partner" in achieving its financial and patient service goals. The BMP model continues to evolve in response to changes in customer demand and marketplace dynamics.

Although each BMP is customized to meet the specific needs of the individual customer, HemaCare's primary responsibilities in a BMP arrangement are to procure and deliver the blood products and services required by the BMP hospital and to operate the BMP blood donor center. Red blood cells are the principal blood product required by most hospitals. Beginning in the fourth quarter of 1996 and continuing throughout 1997, the price of red blood cells purchased by the Company steadily increased and their availability decreased. In 1997, the volume of red blood cells units available for sale through the American Association of Blood Banks' National Blood Exchange decreased by 11%, and HemaCare's cost to purchase a unit of red blood cells increased more than 10%. The terms of HemaCare's BMP agreements, combined with competitive factors in the blood products marketplace, have prevented the Company from recovering the increased costs from its customers.

The increase in the cost of red blood cells, combined with their lack of availability, have caused HemaCare to reevaluate its existing Blood Management Program model. It is likely that future HemaCare BMP arrangements will be focused less on providing all of a hospital's blood products needs and more on providing specialized donation services, apheresis based products and services, and other technology-based blood therapies.

University of Southern California
---------------------------------

The University of Southern California ("USC") BMP agreement established HemaCare as the primary provider of blood products and services to the patients and physicians of USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals") for the three-year period ending in March 1999. An integral part of the program is a blood donation center located on the USC Health Sciences Campus. The center is staffed, operated and managed by the Company which is also responsible for regulatory compliance. Pathologists on the USC medical faculty provide medical services for the USC Blood Center.

Citrus Valley
-------------

Under the terms of the Citrus Valley Health Partners ("Citrus Valley") BMP, the Company is the exclusive provider of blood services to a three-hospital network in the Los Angeles metropolitan area. These hospitals, Queen of the Valley Medical Center, Foothill Presbyterian Hospital and Inter-Community Medical Center (the "Citrus Valley Hospitals"), serve a community of 720,000 in the San Gabriel Valley. The Citrus Valley blood donation center, which opened in August 1997, is located in a community-based center convenient to all three hospitals. The center is staffed, operated and managed by the Company which is also responsible for regulatory compliance. Although the structure of the Citrus Valley BMP is similar to the USC program, the mix of products and services used by the Citrus Valley Hospitals is more heavily weighted toward red blood cells. In addition, the Citrus Valley BMP includes a fee structure which provides financial incentives to HemaCare and the Citrus Valley Hospitals for the efficient utilization of blood resources. The Citrus Valley BMP is in the second year of a three-year agreement ending September 30, 1999.

Gateway
-------

Gateway was established by the Company as a regional BMP in the St. Louis, Missouri metropolitan area at the request of a number of local hospitals, including St. Louis University Medical Center, the Barnes-Jewish-Christian hospital system and the Unity Medical Groups. These hospitals expressed their need for an additional vendor of blood products and services in the region. Although Gateway was successful in building donor and community support for its fixed site collections and mobile blood drives with local businesses, schools, churches and civic organizations, it was unable to compete with the price reductions introduced by its principal competitor, the American Red Cross ("ARC"). Immediately following the opening of Gateway, the ARC decreased its price for red cells by more than 10%. This price decrease materially impacted Gateway's ability to market its products and services profitably, and Gateway was sold in August 1997.

BLOOD PRODUCTS

General
-------

The Company provides a full range of blood products to hospital customers, including BMP customers, in southern California. These products include single donor apheresis platelet products ("apheresis platelets" or "platelets") and whole-blood components ("components") such as red blood cells and fresh frozen plasma.

Currently, the Company produces most of the platelet products it sells from donations made at its Sherman Oaks location. However, platelets are also collected at the USC Donor Center and platelet collections are expected to commence at the Citrus Valley Donor Center in the second quarter of 1998.

In February 1996, component manufacturing commenced at the Sherman Oaks, California location. The Company collects whole blood at the USC Blood Donor Center, the Citrus Valley Blood Donor Center and on mobile blood drives. Southern California component sales in 1997 and 1996 consisted of both purchased products (imported from other licensed blood centers) and products manufactured by the Company. Prior to 1996, Southern California sales of components consisted entirely of products purchased from third-party providers. Substantially all Gateway sales of component and apheresis products in 1997 and 1996 consisted of produced products.

Single Donor Apheresis Platelets
--------------------------------

The Company collects single donor platelets, using automated blood separation technology, at its Sherman Oaks, California location and at the USC Blood Donor Center. Apheresis platelet collections are expected to commence at the Citrus Valley Blood Donor Center in the second quarter of 1998. All centers are operated under the Company's Food and Drug Administration establishment license. (See "Government Regulation".)

HemaCare's platelet donors must pass the Company's stringent donor screening standards. After collection, the platelets are tested, labeled and delivered to hospital customers. Temperature control and constant movement (using a rotator) maintain the platelets' viability for five days. Platelets are sold to hospitals for transfusion into cancer patients undergoing chemotherapy, patients undergoing major surgery such as open heart surgery or transplant procedures, and trauma or other conditions associated with massive blood loss. When necessary to meet its customers' needs, the Company also purchases platelet products for resale. Such platelet suppliers are FDA licensed and accredited by the American Association of Blood Banks ("AABB"). Approximately 6% of platelets sold by the Company in 1997 were purchased from outside suppliers.

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

In order to attract and retain qualified donors at its Sherman Oaks, California location, the Company reimburses these donors for their time and commitment. The cash reimbursement is variable, based on the number and frequency of donations, and includes a bonus program. The Company recruits non-cash compensated donors for its BMP donor centers. Unless extended, the law enabling HemaCare to compensate platelet donors will expire in December 2001. The Company is evaluating a number of available options regarding the expiration of the extension.

Component Blood Products
------------------------

HemaCare provides component blood products such as red blood cells, fresh frozen plasma and cryoprecipitate to its BMP and other customers. In 1997, component blood products sold included both purchased products and products collected and manufactured by the Company under its FDA license. The Company began collecting whole-blood donations and manufacturing component products primarily for sale to its BMP customers in December 1995. Whole blood donors must pass stringent FDA and AABB endorsed screening standards.

Donations are tested and component products are manufactured at the Sherman Oaks facility. The component products are sold primarily to the USC Hospitals and Citrus Valley Hospitals under the terms of the BMP agreements with these hospitals. Component products manufactured by Gateway were sold to hospitals in the St. Louis metropolitan area and adjacent communities. From 1991 through 1995, all component products sold were purchased under contractual relationships with blood centers located throughout the U.S. All such suppliers are FDA licensed and accredited by the AABB.

BLOOD SERVICES

General
-------

Since its inception, the Company has performed more than 33,500 therapeutic apheresis procedures in the treatment of more than 27 diseases.
Therapeutic apheresis ("therapeutics" or "therapeutic services") is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders.

Therapeutic services are provided upon the request of a hospital which has received an order from a patient's physician. The Company customarily bills the hospital directly for its therapeutic services. Therapeutic treatments are administered using mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics equipment is self-contained and includes a state-of-the-art blood cell separator and the disposables and supplies needed to perform the procedure.
 Treatments are administered by trained, nurse-specialists, acting in accordance with documented operating procedures and quality assurance protocols, under the supervision of a specially trained physician.

Joshua Levy, M.D., a shareholder, founder and medical director of the Company, through his private practice, treats patients who require therapeutic services. Sales by the Company to unaffiliated hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 5% ($584,000) of the Company's total revenues for 1997. There are no agreements between Dr. Levy, or the Company, and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to their patients.

Federal self-referral laws and related regulations could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal (approximately 50% of Dr. Levy's therapeutics patients). These regulations are complex, and in 1996, the Company requested a clarification of their application to its business. In early 1997, the Company's legal counsel was informed that new regulations were under discussion, and the Company's request for clarification could not be answered at that time. In January 1998, the proposed new regulations were issued for comment. Since the proposed regulations do not specifically address therapeutic apheresis services, the Company has requested a revision of these regulations to provide a clear exemption for these services. The comment period for the proposed regulations ends in May 1998, and the new regulations will be issued sometime after that date. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services for Dr. Levy's Medicare and MediCal patients (approximately $292,000 in 1997). (See "Government Regulation")

The Company provides therapeutic services using all currently recognized treatment methods: 1) conventional plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, and 3) stem cell rescue and cryopreservation.

Conventional Plasma Exchange and Cell Depletion
-----------------------------------------------

The primary blood services provided by the Company, accounting for 88% of therapeutics procedures in 1997, were conventional plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood, using automated blood separation equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most individual treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids, most commonly albumin, are used to maintain the patient's blood volume. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. This manufacturer has not yet fully resumed operation, and as a result, albumin is in short supply and its price more than doubled during 1997. Although HemaCare has increased the price charged to its customers for albumin, the Company has not been able to recover the full amount of the cost increase.

Patients suffering from diseases such as multiple myeloma, HIV-polyneuropathy, leukemia, systemic lupus erythematosus, lupus nephritis, scleroderma, hyperviscosity syndrome, thrombocytosis, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments.
 A patient may require from four to twenty treatments over a period of time ranging from a few days to several months. Each treatment may last from two to four hours.

Immunoadsorption
----------------

Since 1988, the Company has provided a second-generation therapeutic treatment which uses an in-line immunoadsorption column to selectively remove immune complexes. Currently, there are only two manufacturers of apheresis columns approved by the FDA for two specific applications. As additional research demonstrates the efficacy of new applications, the Company anticipates additional business will result.

Autologous Stem Cell Rescue and Cryopreservation
------------------------------------------------

Since 1990, the Company has been providing peripheral stem cell collection services in California. In this application, stem cells (those cells which mature into all the different cellular components of blood) are collected from a cancer patient using apheresis technology. The patient then receives a series of intensive chemotherapy treatments followed by reinfusion of the patient's own stem cells. In 1994, the Company added cryopreservation (processing, freezing and short-term storage of stem cells) to stem cell collection to provide a full-service program. This program consists of mobile, peripheral stem cell collection for certain cancer patients, followed by cryopreservation of the stem cells prior to reinfusion into the treated patient. The addition of cryopreservation capability enables the Company to provide a full-service stem cell program to community hospitals which may choose not to establish their own in-house capabilities in the early development of this technology.

The Company's cryopreservation service capacity is currently under-utilized because of the reluctance of third party payors to reimburse community hospital customers for this procedure. The procedure is generally reimbursed only to larger hospitals with established programs. In 1997, the Company provided only 3 full-service stem cell procedures to two community hospitals. The Company believes that increasing pressure from physicians and patients will, in the future, result in greater acceptance of the procedure for reimbursement by third party payors to community hospitals and that the Company will be well positioned to perform the service with its experienced and qualified personnel.

DISCONTINUED OPERATIONS

From 1990 through 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc., conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. In late 1994, the Company determined that ongoing Immupath research and development activities could no longer be funded internally, and in November 1995, the Company's Board of Directors decided to terminate the research and development activities. As a result of this decision, the Company established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, Inc. ("Medicorp"), a licensor of the research product. In July 1996, the Medicorp dispute was settled without any payment by the Company. As a result, the Company recognized a $600,000 gain on disposal of discontinued operations in the third quarter of 1996.

In June 1996, the Company agreed to sell most of its research and development assets, including its FDA plasma licenses and A plasma collection center for which the Company received cash and a promissory note, collateralized by certain of the assets sold. The note was repaid in March 1997, resulting in a gain of $120,000 on disposal of discontinued operations in the first quarter of 1997.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time. There are currently six patients receiving Immupath treatments. In the fourth quarter of 1997, the Company reviewed and revised its estimate of the remaining costs of discontinued operations and recognized an additional gain on disposal of $173,000. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

SALES TO MAJOR CUSTOMERS

Sales of products and services to USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals") comprised 18%, 16% and 13% of the Company's revenues in 1997, 1996 and 1995, respectively. Although the USC Hospitals are not under common ownership, the Company's agreements with these hospitals are interrelated. Loss of sales to the USC Hospitals could have a material, adverse impact on the Company' net income. The Citrus Valley Health Partners Hospitals accounted for approximately 13% of the Company's total 1997 sales. Loss of the Citrus Valley Health Partners sales would not have a significant adverse effect on the Company's net income.

COMPETITION

General
-------
The Company competes on the basis of its responsiveness to customer needs and the price and quality of the services and products it supplies. However, many blood providers, including the American Red Cross ("ARC"), have greater financial, technical and personnel resources than the Company, and additional companies may enter the field, increasing competition. In addition, some teaching and other hospitals have in-house blood banking and therapeutic apheresis service capabilities which do not compete directly with the Company, but do reduce the market for its services.

In many instances, the Company competes against the ARC in providing its products and services to healthcare institutions. To date, the ARC has aggressively responded to competition from the Company, and management believes that such competition will continue. In St. Louis, prior to the opening of Gateway, the ARC provided virtually all blood products to hospitals in the greater St. Louis area. Immediately following the opening of Gateway, the ARC decreased its price for red blood cells in excess of 10%. This price decrease materially impacted Gateway's ability to market its products and services profitably, and Gateway was subsequently sold in August 1997.

In Southern California, the Los Angeles Region Blood Service of the American Red Cross (the "Los Angeles ARC") employed pricing practices which the Company alleged were in violation of antitrust laws. These pricing practices may have compelled Los Angeles ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company, unfairly limiting the Company's ability to market its products in this region. In December 1995, the Company filed an antitrust and unfair competition complaint against the ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. In June 1997, this suit was settled. Although the terms of the settlement are confidential, the Company believes that the settlement may improve its ability to obtain and retain blood product customers.

The Company has developed several blood product and service programs in response to the needs of its customers. These include a depot system and, most recently, it BMP outsourcing program. Management is reevaluating and revising its BMP model to focus on providing specialized donation services, apheresis based products and services, and other technology based blood therapies, as well as considering a number of opportunities to implement customized outsourcing programs in a variety of healthcare settings.

The Company believes that its strategy of offering blood product and service programs tailored to the requirements of individual customers will favorably differentiate it from other suppliers of blood products and services and that outsourcing programs may provide opportunities for expansion of the Company's businesses. However, there can be no assurance that the Company's future outsourcing programs will be well received by hospital customers or profitable, or that others will not successfully introduce similar programs that will compete with those of the Company. In addition, further growth may require that the Company obtain additional financing or partner with other blood product and service providers. Accordingly, there can be no assurance that the Company will be successful in marketing revised outsourcing programs or that, if successful, it will be able to obtain the funds necessary to finance such programs.

Blood Products
--------------

The primary competitor for the Company's single donor platelet and whole-blood component business is the ARC. Community and hospital-based blood banks also compete with HemaCare to a lesser extent. Key competitive factors in the industry include price, responsive service and quality of product.

Blood Services
--------------

Competitors of the Company's therapeutic blood services business include the ARC, Coral Therapeutics, a Georgia-based company, and a number of small blood banks and local kidney specialists (nephrologists) who supplement hemodialysis services with therapeutic apheresis services. In addition, some of the diseases that are treated by therapeutic apheresis can also be treated by other medical therapies. Since therapeutic apheresis treatment requests are often sporadic and unpredictable, most community hospitals cannot afford to equip, staff and maintain an apheresis unit. The Company's mobile service enables such hospitals to offer state-of-the-art therapeutic apheresis services to their patients on an "as needed" basis without incurring the fixed costs associated with providing these services from in-house resources.

MARKETING

HemaCare markets its products and services as components of custom-tailored programs developed to meet the needs of specific customers. The Blood Management Program is the most recent application of this marketing strategy. The Company uses a depot system for distributing its blood products to BMP and other large volume customers which enhances convenience and product availability. The depot system provides the customer with an on-site inventory of blood products stocked by the Company under a standing order. Other marketing tools include a combination of medical education, technical and tradeshow presentations, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians, hospitals and donor groups.

HUMAN RESOURCES

At March 1, 1998, the Company had approximately 49 full-time and 28 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

SUPPLIES

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposables, supplies, replacement fluids and purchased blood products. Generally, the Company has experienced little difficulty in obtaining most of its equipment and supplies from its sources. However, if there were material changes in the sources of its supplies, the Company's operations could be adversely affected.

In the last quarter of 1996, the Company began experiencing increased difficulty in obtaining red blood cell products from suppliers, and the cost of products that were obtained increased. This trend has continued in 1997.

Industry data indicates that HemaCare's experience reflects a nationwide shortage of red blood cell products. Whole blood donations collected at the Company's BMP donor centers provided approximately 16% of the red blood cell products sold by the Company in 1997. Although this percentage is expected to increase in 1998, the Company will continue to rely heavily on purchased red blood cells for the foreseeable future. If the Company is unable to manufacture or to purchase red blood cells at a price that exceeds its contract prices to customers, the Company's profitability will be adversely affected.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the ARC and most community blood banks, compensates platelet donors who donate at its Sherman Oaks facility thereby enhancing its ability to retain a pool of repeatedly tested platelet donors. Platelet and whole blood donors at the USC Blood Center and Citrus Valley Blood Donor Center are not compensated. The Company competes directly with the American Red Cross and other blood banks in recruiting its volunteer donors. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified compensated and non-compensated donors.

Albumin is the most commonly used replacement fluid in therapeutic apheresis procedures. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. This manufacturer has not yet fully resumed its operations. As a result, albumin is in short supply and its price to HemaCare has more than doubled IN 1997.

GOVERNMENT REGULATION

Providers of blood products and services are regulated by the FDA and state licensing authorities, as well as being subject to accreditation by the American Association of Blood Banks ("AABB"). In response to the potential dangers of blood borne infections such as hepatitis and HIV, the FDA now requires that blood products be manufactured in accordance with Current Good Manufacturing Practices ("cGMPs") which have long been applied to the manufacturing of pharmaceuticals. HemaCare has maintained a near perfect regulatory record for 20 years. This record, along with its licenses and accreditations, are critical to the Company's ability to attract and retain customers who want to decrease their regulatory compliance burden by outsourcing all or a portion of their blood-related activities.

The Company's blood products business is operated under an FDA Establishment License, a State of California Biologics License and AABB accreditation. The Company primarily relies on its licensed and accredited laboratory to perform the various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that it sells. The laboratory is staffed by state licensed, medical technologists and laboratory technicians.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute passed in late 1994 which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001. The Company is evaluating a number of available options regarding the expiration of the extension.

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

Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or

MediCal. It is estimated that revenues from these patients represented approximately 2.5% of the Company's 1997 revenues ($292,000). These regulations are complex, and in early 1996, the Company requested a clarification of their application to its business from Health Care Financing Administration ("HCFA"). To date, the Company has not received a response to this request. Upon inquiry in early 1997, the Company's legal counsel was informed by HCFA that new regulations were under discussion, and the Company's request for clarification could not be answered at that time because of the uncertainty of the situation. In January 1998, the proposed new regulations were issued for comment. However, the proposed regulations do not specifically address therapeutic apheresis services, and the Company has requested a revision of these regulations to provide a clear exemption for these services. The comment period for the proposed regulations ends in May 1998, and the new regulations will be issued sometime after that date. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services for Dr. Levy's Medicare and MediCal patients.

Health care reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company's operations.

PROFESSIONAL AND PRODUCT LIABILITY INSURANCE

The nature of the Company's business is such that it may be subject to substantial liabilities for personal injury. There can be no assurance that potential insurance claims will not exceed present coverage or that additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities. HemaCare has medical professional liability insurance in the amount of $2,000,000 for a single occurrence and $5,000,000 in the aggregate per year.

The state laws of California and the laws of virtually all other states classify the provision and use of whole blood, plasma and blood products for the purpose of injections and transfusions into human beings as a service rather than the sale of a product. Therefore, the Company should not be subject to product liability claims as a result of injuries arising out of the therapeutic infusion of its blood products and does not intend to obtain product liability insurance at this time.

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

Stem Cells - Cells which originate in the bone marrow and mature into the different cellular components of blood. Frequently transfused into certain cancer patients in order to facilitate regeneration of blood components after bone marrow has been purposely destroyed by chemotherapy or radiation.

Therapeutic Apheresis - The application of apheresis technology to the clinical treatment of autoimmune diseases and blood cell disorders by removing selected, abnormal components or cells and returning all other components.

Item 2.  Properties.
-------  -----------

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it maintains its corporate office and operates a platelet apheresis center, a blood bank laboratory, a manufacturing facility for whole blood components and a distribution center. The lease has been extended for a rolling four-month period. Either the Company or the landlord may terminate the lease upon four months written notice. The Company is currently seeking to either renew the lease on its existing facility on terms favorable to the Company or negotiate a lease for another facility.

The USC Blood Donor Center occupies a 1,600 square foot facility located in Los Angeles, California, under a lease that terminates in February 1999. The Citrus Valley Blood Donor Center occupies a 2,300 square foot facility located in Covina, California. Under its terms, the Citrus Valley Center lease expires in April 2003, however, HemaCare may terminate this lease any time after April 2000, under certain circumstances.

The Company also leases approximately 17,000 square feet of space in Valencia, California. This space, which was leased for the research and development operations that were discontinued in November 1995, is subleased through July 1998 when the Company's lease expires.

Item 3.  Legal Proceedings.
-------  ------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. The lawsuit was settled in October 1997. Although the terms of the settlement are confidential, they did not have a material effect on the Company's 1997 operating results or financial position.

In December 1995, the HemaCare filed an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the American Red Cross ("ARC") in connection with ARC pricing practices in Southern California. The Company believed that these pricing practices may have compelled Southern California ARC customers to purchase certain blood products from the ARC at prices higher than those offered by the Company. In June 1997, this suit was settled. Although the terms of the settlement are confidential, the Company believes that the settlement may ultimately improve its ability to obtain and retain blood product customers.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

None.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

Market for Common Stock
-----------------------

The Company's Common Stock is traded in the NASDAQ Small-Cap Issues market under the symbol HEMA. The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by NASDAQ, for the quarters ended March 31, June 30, September 30 and December 31, 1997 and 1996. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                          1997                1996
Quarter ended       High       Low       High       Low
-------------       -----     ------    ------     ------

March 31            $3.13     $2.03     $4.25      $2.94
June 30             $2.50     $1.06     $6.00      $3.13
September 30        $1.56     $0.75     $3.75      $1.88
December 31         $0.97     $0.38     $3.69      $2.63

No cash dividends had been paid as of March 1, 1998. The Company does not anticipate paying cash dividends in the foreseeable future. As of March 1, 1998, there were approximately 324 holders of record of the Company's Common Stock.

On February 23, 1998, the new minimum bid price requirements contained in NASD Marketplace Rule 4310(c)(04) (the "Rule") became effective. The Rule requires, among other things, that issuers listed on Nasdaq maintain a minimum bid price of one dollar. On February 27, 1998, Nasdaq notified the Company that it is not in compliance with the minimum bid price requirement. The Company has until May 28, 1998 to regain compliance with the Rule. Compliance may be achieved if the Company's common stock trades at or above the minimum requirement of one dollar for at least 10 consecutive trade days. If the Company is unable to achieve compliance by May 28, 1998, Nasdaq has informed the Company that it will issue a delisting letter that will identify the review procedures available to the Company at that time. The Company is presently assessing the options available to achieve compliance with the Rule. However, there can be no assurance that the Company will be successful in retaining its Nasdaq listing.

Item 6.  Selected Financial Data.
-------  -------------------------


                                              Year Ended December 31,
                                       (In Thousands, except Per Share Data)
                                   1997       1996      1995      1994      1993
                                  ------     -------   ------    -------   ------
Revenues........................  $11,101    $10,921   $10,783   $10,847   $11,556
Operating profit................    1,907      1,234     2,559     2,963     3,307
Income (loss) from continuing
 operations.....................       37     (1,090)      480       676       763
Discontinued Operations:
Loss from discontinued
 operations.....................        -          -      (902)   (2,964)   (3,309)
Gain (loss) on disposal
 of discontinued operations.....      293        600    (3,114)        -         -
Net income (loss)...............      330       (490)   (3,536)   (2,288)   (2,546)

Basic Per Share Amounts:
-------------------------
Income (loss) from continuing
 operations.....................  $  0.01    $ (0.17)  $  0.08   $  0.13   $  0.17
Income (loss) from discontinued
 operations.....................     0.04       0.09     (0.70)    (0.59)    (0.72)
Net income (loss)...............     0.05      (0.08)    (0.62)    (0.45)    (0.55)

Diluted Per Share Amounts:
---------------------------
Income (loss) from continuing
 operations.....................     0.01      (0.17)     0.08      0.13      0.16
Income (loss) from discontinued
 operations.....................     0.04       0.09     (0.69)    (0.57)    (0.68)
Net income (loss)...............     0.05      (0.08)    (0.61)    (0.44)    (0.52)

Total assets....................  $ 4,384    $ 4,776   $ 4,456   $ 6,289   $ 6,717
Long-term debt and capital lease
 obligations, net of current
 portion........................      209        503       649       287       432
Shareholders' equity............    2,402      2,023     1,226     3,900     4,585


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------  ------------------------------------------------------------------

All comparisons within the following discussions are to the previous year. In late 1995 and in 1996, the Company initiated three blood management programs. The Gateway Community Blood Program ("Gateway") opened in St. Louis, Missouri, in December 1995. The University of Southern California ("USC") Blood Management Program commenced in February 1996 and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program commenced in October 1996. These programs are collectively referred to as the "Blood Management Programs" or "BMPs" in the following discussions.

REVENUES

Total revenues increased 2% ($180,000) in 1997, compared to an increase of 1% ($138,000) in 1996. The 1997 increase was due primarily to higher Blood Management Program and Regional Blood Services revenue, offset by lower Regional Blood Products revenue. The 1996 revenue increase was due to higher Blood Management Program revenue, offset by lower Regional Blood Products and Services revenues. The decreases in Regional Blood Products revenue in 1997 and 1996 were due primarily to the conversion of two significant customers to Blood Management Program arrangements. In addition, the volume of blood products sold to non-BMP customers and the prices for these products decreased in 1997 and 1996.

Blood Management Programs
--------------------------

Blood Management Program revenue increased to $4.1 million in 1997 from $2.7 million in 1996. Blood Management Programs revenues were insignificant in 1995. The increases in Blood Management Program revenues in 1997 and 1996 reflect the commencement of the Gateway, USC and Citrus Valley BMPs.

The USC and Citrus Valley BMPs converted existing Regional Blood Products and Services revenue to a BMP revenue. Gateway was a new operation for the Company. Despite significant increases in collections and sales, Gateway's operations failed to achieve profitability and were sold in August 1997.

Regional Operations
-------------------

Blood Products

Blood products (apheresis platelet and whole blood component) revenues decreased 41% ($1,789,000) in 1997 and 37% ($2,526,000) in 1996. The 1997
and 1996 revenue decreases were due primarily to the conversion of the USC and Citrus Valley business to blood management programs. In addition, the volume and sales prices of apheresis platelets sold to non-BMP customers decreased in both 1997 and 1996. In 1997, the sales volume and prices of whole-blood components sold to non-BMP customers also decreased.

The Company believes that the 1997 and 1996 decreases in apheresis platelet sales resulted from unfair ARC pricing practices. In August 1997, the ARC modified these practices in a way which the Company believes may ultimately improve its ability to obtain and retain apheresis platelet customers. Future growth of the Company's apheresis platelet product sales is largely dependent upon regaining and retaining the customers it lost in 1997 and 1996. Although demand for component products is expected to remain strong, sales of component products are limited by the Company's ability to produce or purchase red blood cells at an economic price.

Blood Services

Regional Blood Services revenue increased by 15% ($581,000) in 1997 and decreased by 1% ($53,000) in 1996. The 1997 revenue increase resulted from higher Southern California therapeutic apheresis and donor testing revenue. The 1996 revenue decrease resulted from lower Southern California and Georgia therapeutic apheresis revenue, largely offset by increased donor testing revenue. The decrease in Georgia apheresis therapeutic revenues resulted from the closure of this operation in July 1996.

In 1997, the volume of Southern California therapeutic apheresis procedures increased 11% and the price per procedure increased 8%. The price increase resulted from higher albumin charges, partially offset by lower average basic, procedure fees. The cost to the Company for albumin, a replacement fluid used in most therapeutic procedures, more than doubled in 1997. A portion of this increase was passed through to customers as higher albumin charges. In 1996, a 2% increase in the volume of Southern California therapeutic apheresis procedures was offset by 1% price decrease.

The choice of therapeutic apheresis rather than an alternative treatment for a particular diagnosis often depends on general acceptance by the medical community and the willingness of third-party payors to reimburse hospitals for the cost of this treatment. Although HemaCare enjoys a large share of the southern California therapeutics market, the Company reduced its basic therapeutic procedure fees to retain a number of its high volume customers in 1997.

In 1997 and 1996, the Company expanded its outside donor testing services, more than tripling the number of units tested for customers in 1996. The increases in testing volume in 1997 and 1996 were partially offset by decreases in the average price per unit tested. As the number of providers of donor testing services increases, competition for testing business will increase and prices are likely to continue to decrease.

OPERATING PROFIT

Operating profit as a percentage of revenue ("operating profit margin") increased 6% in 1997 and decreased 12% in 1996. Both changes resulted primarily from Blood Management Program operating losses. The operating profit margin from stabilized operations was 25% in 1997 and 26% in 1996 and 1995. Increased costs to acquire red blood cells and an increase in the price of albumin had an adverse impact on the 1997 stabilized operating profit margin.

Blood Management Programs
-------------------------

The loss from Blood Management Program operations was $210,000, $963,000 and $290,000 in 1997, 1996 and 1995, respectively. Of these amounts, $316,000 in 1997, $1,106,000 in 1996 and $234,000 in 1995 related to
Gateway's operations which were sold in August 1997. The profitability of the Southern California BMPs was adversely affected in 1997 and 1996 by losses incurred at the blood donor centers. In 1997, USC Donor Center single donor platelet and whole blood collections increased significantly, but these gains were offset by the cost of starting up the Citrus Valley Donor Center. In addition, 1997 BMP operating profit was reduced by increases in the cost of acquiring red blood cells.

Regional Operations
-------------------

Blood Products

The operating profit margin on blood product sales increased to 27% in 1997, from 22% in 1996, and 23% in 1995. The 1997 increase was due primarily to a change in the mix of products sold, partially offset by lower apheresis platelet operating profit margins. The 1996 decrease resulted from lower operating profit margins on apheresis platelets, partially offset by a change in product mix.

The percentage of Regional Operations Blood Products revenue from components, principally red blood cells, decreased to 53% in 1997, from 78% in 1996, and 79% in 1995. The operating profit margin on red blood cells is substantially lower than that of other blood products sold by the Company. The 1997 and 1996 decreases in Regional Operations sales of red blood cells resulted from the conversion of red blood cell customers to BMP arrangements.

The 1997 and 1996 decreases in the apheresis platelet operating profit margin resulted from decreases in the average sales price (3% in 1997 and 4% in 1996), partially offset by lower production costs.

Blood Services

The gross profit margin for the blood services remained stable between 1997 and 1995. In 1997, a small decrease in the operating profit margin for Los Angeles therapeutic services was offset by elimination of losses from the Company's Georgia therapeutic services operation which was closed in July 1996. The average price per therapeutic procedure increased in 1997 in response to an increase in the cost of albumin, a replacement fluid used in most therapeutic procedures. However, the price increase did not entirely offset the increased albumin cost.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 14% ($326,000) in 1997 and increased 12% ($246,000) in 1996. In both years, corporate spending controls, including staffing reductions, were in effect, but in 1996, the positive effect of these controls was more than offset by increased legal fees, an increase in regulatory personnel costs and the addition of a business development department.

DISCONTINUED OPERATIONS

From 1990 through 1995, the Company, thorough its wholly-owned subsidiary HemaBiologics, Inc., conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. In late 1994, the Company determined that ongoing Immupath research and development activities could no longer be funded internally, and in November 1995, the Company's Board of Directors decided to terminate the research and development activities. As a result of this decision, the Company established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, Inc. ("Medicorp"), a licensor of the research product. In July 1996, the Medicorp dispute was settled without any payment by the Company. As a result, the Company recognized a $600,000 gain.

In June 1996, the Company agreed to sell most of its research and development assets, including its FDA plasma licenses and a plasma collection center for which the Company received cash and a promissory note, collateralized by certain of the assets sold. The note was repaid in March 1997, resulting in a gain of $120,000 on disposal of discontinued operations in the first quarter of 1997.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time, and all remaining HIV positive plasma was disposed of in 1997. There are currently six patients receiving Immupath treatments. In the fourth quarter of 1997, the Company reviewed and revised its estimated costs of discontinued operations and recognized an additional gain of $173,000. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

LIQUIDITY AND CAPTIAL RESOURCES

At December 31, 1997, the Company had cash and short-term investments of $1.6 million. The Company's $700,000 line of credit with a commercial bank is in effect until April 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios. The Company was in compliance with all covenants of its borrowing agreement at December 31, 1997. At December 31, 1997, there were no borrowings outstanding on the line of credit, and the Company has requested its bank to renew the credit agreement.

The Company's common stock is listed on the Nasdaq Small Cap Market ("Nasdaq"). In August 1997, Nasdaq adopted NASD Marketplace Rule 4310(c)(04) (the "Rule") to strengthen both the quantitative and qualitative listing requirements for issuers. The Rule, which became effective February 23, 1998, requires among other things, that issuers listed on the Nasdaq SmallCap Market maintain a minimum bid price of $1 and net tangible assets, as defined, of at least $2 million. The minimum bid price of the Company's stock as of March 27, 1998 was less than $1.00 and its net tangible assets at December 31, 1997 were $2.4 million. On February 27, 1998, Nasdaq notified the Company that it is not in compliance with the minimum bid price requirement. The Company has until May 28, 1998 to regain compliance with the Rule. Compliance may be achieved if the Company's common stock trades at or above the minimum requirement of one dollar for at least 10 consecutive trade days. If the Company is unable to achieve compliance by May 28, 1998, Nasdaq has informed the Company that it will issue a delisting letter which will identify the review procedures available to the Company at that time. The Company is presently assessing the options available to achieve compliance with the Rule. In the event that the Company's common stock is no longer listed on the Nasdaq SmallCap Market or a national securities exchange, the liquidity of the Company's common stock would be adversely affected and the Company's ability to raise capital may be impaired.

The Company's blood products and services businesses, other than blood donor center operations established for the Blood Management Programs, are profitable and cash flow positive. The Company periodically evaluates the profitability and viability of each of its operating units. As the result of such as evaluation, the Company sold Gateway's unprofitable St. Louis-based operations in August 1997.

At December 31, 1997, the blood donor center ("Center") activities of the Blood Management Programs were the Company's only operations which were not generating operating profits. Center operations are expected to continue to be unprofitable until a higher level of Center blood collections can be achieved. The operating losses of the Centers reduce the overall profitability of the USC and Citrus Valley BMP arrangements to the Company. The Company has implemented plans to achieve a profitable level of collections and sales for these Centers. Although these plans have decreased the USC and Citrus Valley Center losses, there can be no assurance that the USC and Citrus Valley Centers will be able to achieve and maintain a profitable level of collections. In addition, a high percentage of the products sold to the Citrus Valley BMP are red blood cells. Despite an 8% increase in the Citrus Valley price for red blood cells which was effective October 1, 1997, increases in the cost the Company must pay to acquire or produce red blood cells has reduced the operating profit margin on these sales.

Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represented approximately 2.5% ($292,000) of the Company's 1997 revenues. These regulations are complex, and the Company requested a clarification of their application to its business from Health Care Financing Administration ("HCFA"), in early 1996. To date, the Company has not received a response to this request. Upon inquiry in early 1997, the Company's legal counsel was informed by HCFA that new regulations were under discussion, and the Company's request for clarification could not be answered at that time because of the uncertainty of the situation. In January 1998, the proposed new regulations were issued for comment. However, the proposed regulations do not specifically address therapeutic apheresis services, and the Company has requested a revision of these regulations to provide a clear exemption for these services. The comment period for the proposed regulations ends in May 1998, and the new regulations will be issued sometime after that date. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services to Dr. Levy's Medicare and MediCal patients.

Management is evaluating opportunities to develop and implement new outsourcing models and these models, including its Blood Management Program. These opportunities include a revision and extension of the existing USC Blood Management Agreement that expires in March 1999. Because of the increase in the cost of acquiring red blood cells, it is likely that future HemaCare outsourcing arrangements will be focused on providing specialized donation services, apheresis based products and services, and other technology based blood therapies. However, development and introduction of a revised Blood Management Program model or other outsourcing programs may require that the Company obtain additional financing or partner with other blood product and service providers. There can be no assurance that the Company will be successful in developing and marketing its outsourcing programs or that it will be able to obtain the funds necessary to finance such programs.

The Company anticipates that positive cash flow from its operations and its cash and investments on hand will be sufficient to provide funding for its needs during the next 12 months, including (i) anticipated operating deficits of the Blood Management Program Centers, (ii) the remaining costs of its discontinued operations and (iii) other working capital requirements, including capital and operating lease commitments.

YEAR 2000 DISCLOSURE

Company software is designed to function following the millenium. The Company does not believe that year 2000 compliance poses a risk to its continuing operations.

FACTORS AFFECTING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to develop and market profitable outsourcing programs, obtain additional financing, to achieve profitability in its Blood Management Programs, to retain existing customers, to improve the profitability of the Company's other operations, to expand its operations, to comply with the covenants under its bank line of credit and to effectively compete against the ARC and other competitors. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

The Index to Financial Statements and Schedules appears on page F-1, the Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3-14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-------  ----------------------------------------------------------------

None.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ----------------------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ----------------------------------------------------------------

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

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

The following are filed as part of this Report:

(a)     1.  Financial Statements
            An index to Financial Statements and Schedules appears on page F-1.

(a)     2.  Financial Statement Schedules

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

            2.2 Asset Purchase Agreement between the Registrant, Gateway Community Blood Program and Haemonetics Corporation, dated August 1, 1997--incorporated by reference to Exhibit 2.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1997.

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

            4.9 Warrant Agreement between the Registrant and Joseph T. McDonald dated November 1, 1996--incorporated by reference to
                   Exhibit 4.9 to Form 10-K of the Registrant for the year ended December 31, 1996.

            4.10 Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998--incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

            4.11   Amended Certificate of Determination, dated March 18. 1998.

            10.1 1986 Employee Stock Option Plan, as amended and restated through October 1994--incorporated by reference to Exhibit
                   10.4 to Form 10-Q of the Registrant for the quarter ended September 30, 1994.

           10.2 1996 Stock Incentive Plan, as amended, of the Registrant-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.

           10.3 Lease dated July 10, 1986 between the Registrant and Addison Place Partners--incorporated by reference to Registration Statement on Form S-18 of the Registrant (File No. 33-8513-
                   LA).

           10.4 Amendment No. 1 to Lease between the Registrant and Addison Place Partners dated March 30, 1993--incorporated by reference to Exhibit 10.3 to Form 10-K of the Registrant for the year ended December 31, 1994.

           10.5 Employment Agreement between Harold I. Lieberman and the Registrant, dated September 19, 1988-- incorporated by reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended December 31, 1994.

           10.6 Amendment to Employment Agreement between the Registrant and Harold I. Lieberman, dated September 19, 1989-- incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994.

           10.7 Revolving Credit Agreement between the Registrant and Bank Leumi Le-Israel, B.M., dated April 30, 1997 and related security agreements--incorporated by reference to Exhibit
                   10.1 to Form 10-Q of the Registrant for the quarter ended June 30, 1997.

           10.8 Promissory Note to HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, from Joshua Levy dated January 1, 1996 -- incorporated by reference to Exhibit
                   10.10 to Form 10-K of the Registrant for the year ended December 31, 1995.

           10.9 Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 1, 1996 -- incorporated by reference to
                   Exhibit 10.11 to Form 10-K of the Registrant for the year ended December 31, 1995.

           10.10 Loan Reimbursement Agreement between HemaBiologics, Inc., a wholly owned subisidary of the Registrant, and Joshua Levy dated January 30, 1998.

           10.11 Settlement Agreement between the Registrant and Medicorp, Inc.-- incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated
                   July 19, 1996.

           10.12 Registration Rights of Shareholders-incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996.

           11      Computation of earnings (loss) per common equivalent share.

           21      Subsidiaries of the Registrant

           23      Consent of Arthur Andersen LLP

           27      Financial Data Schedule

(b) 	Reports on Form 8-K.

	On March 5, 1998, the Company filed a Report on Form 8-K dated March 5, 1998. The Company reported under Item 2 that the Company entered into a Rights Agreement with its transfer agent, U.S. Stock Transfer Corporation.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEMACARE CORPORATION


Dated:  March 27, 1998                       \s\ Sharon C.  Kaiser
                                            -----------------------
                                            Sharon C.  Kaiser,
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 1998.


Signature                                Title


\s\  Alan C. Darlington                  Chairman of the Board
---------------------------
Alan C. Darlington


\s\  Hal I. Lieberman                    President, Chief Executive Officer
---------------------------              (Principal Executive Officer)
Hal I. Lieberman

\s\ Sharon C.  Kaiser                    Sr. Vice President, Finance, Chief
---------------------------              Financial Officer (Principal
Sharon C.  Kaiser                        Financial and Accounting Officer)


\s\ Charles R. Schwab, Jr.               Director
---------------------------
Charles R. Schwab, Jr.


\s\ Jay Steffenhagen                     Director
---------------------------
Jay Steffenhagen

	Index to Consolidated Financial Statements and Schedules
                        Item 14(a)(1) and (2)







                                                               Sequential
                                                                  Page
                                                                 Number
                                                               -----------
Report of Independent Public Accountants.....................      F-2

Consolidated balance sheets at December 31, 1997 and
December 31, 1996............................................      F-3

For the years ended December 31, 1997, 1996 and 1995:

     Consolidated statements of operations...................      F-4

     Consolidated statements of shareholders' equity.........      F-5

     Consolidated statements of cash flows...................      F-6

Notes to consolidated financial statements...................      F-7

Report of Independent Public Accountants on Financial
Statement Schedule...........................................      S-1

Schedule II - Valuation and Qualifying Accounts..............      S-2


All other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Public Accountants


To the Shareholders and Board of Directors of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                    /s/ Arthur Andersen LLP
                                   ---------------------------
                                   ARTHUR ANDERSEN LLP



Los Angeles, California
February 12, 1998

Part I.  Financial Information
Item 1.  Financial Statements


                                      HEMACARE CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

                                                December 31,      December 31,
                                                   1997                1996
                                                -------------     ------------
                ASSETS

Current assets:
  Cash and cash equivalents.................... $  1,249,000      $  1,136,000
  Marketable securities........................      363,000           415,000
  Accounts receivable, net of allowance for
   doubtful accounts - $81,000 (1997) and
   $47,000 (1996)..............................    1,561,000         1,722,000
  Product inventories..........................       63,000            74,000
  Supplies.....................................      341,000           306,000
  Prepaid expenses.............................      123,000           146,000
  Note receivable from related party - current.       24,000            15,000
                                                -------------     -------------
           Total current assets................    3,724,000         3,814,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,690,000 (1997) and $1,875,000 (1996)......      585,000           823,000
Note receivable from related party -
  non-current..................................       65,000            88,000
Other assets...................................       10,000            51,000
                                                -------------     -------------
                                                $  4,384,000      $  4,776,000
                                                =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $    659,000      $    909,000
  Accrued blood purchases......................            -           175,000
  Accrued payroll and payroll taxes............      493,000           335,000
  Other accrued expenses.......................      366,000           284,000
  Current obligations under capital leases.....      140,000           241,000
  Reserve for discontinued operations..........      115,000           306,000
                                                -------------     -------------
           Total current liabilities...........    1,773,000         2,250,000

Obligations under capital leases, net
  of current portion...........................      209,000           503,000
Commitments and contingencies..................
Shareholders' equity:
  Common stock, without par value-20,000,000
    shares authorized, 7,190,710 issued and
    outstanding in 1997 and 7,177,515 in 1996..   13,515,000        13,466,000
  Accumulated deficit..........................  (11,113,000)      (11,443,000)
                                                -------------     -------------
           Total shareholders' equity..........    2,402,000         2,023,000
                                                -------------     -------------
                                                $  4,384,000      $  4,776,000
                                                =============     =============


              The accompanying notes are an integral part of these
                        consolidated balance sheets.
                                     F-3

                              HEMACARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years ended December 31,
                                          1997           1996           1995
                                      ------------   ------------   ------------
Revenues:
  Blood management programs.........  $  4,105,000   $  2,717,000   $         -
  Regional operations
    Blood products..................     2,589,000      4,378,000     6,904,000
    Blood services..................     4,407,000      3,826,000     3,879,000
                                      -------------  -------------  ------------
    Total revenue...................    11,101,000     10,921,000    10,783,000

Operating costs and expenses:
  Blood management programs.........     4,315,000      3,680,000       290,000
  Regional operations
    Blood products..................     1,879,000      3,402,000     5,291,000
    Blood services..................     3,000,000      2,605,000     2,643,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................     9,194,000      9,687,000     8,224,000
                                      -------------  ------------   ------------
    Operating profit................     1,907,000      1,234,000     2,559,000

General and administrative expense..     1,998,000      2,324,000     2,078,000

Gain on sale of Gateway Community
  Blood Program.....................       128,000              -             -
                                      -------------  -------------  ------------
Income (loss) from continuing
  operations before income taxes....        37,000     (1,090,000)      480,000
Provision for income taxes..........             -              -             -
                                      -------------  -------------  ------------
Income (loss) from continuing
  operations........................        37,000     (1,090,000)      480,000

Discontinued operations:
  Gain (loss) from disposal of
    discontinued operations.........       293,000        600,000    (3,114,000)
  Loss from discontinued operations.             -              -      (902,000)
                                      -------------  -------------  ------------
    Net income (loss)...............  $    330,000   $   (490,000)  $(3,536,000)
                                      =============  =============  ============
Basic per share amounts:
  Income (loss) from continuing
    operations......................  $       0.01   $      (0.17)  $      0.08
  Income (loss) from discontinued
    operations......................          0.04           0.09         (0.70)
                                      -------------  -------------  ------------
    Net income (loss)...............  $       0.05   $      (0.08)  $     (0.62)
                                      =============  =============  ============

Diluted per share amounts:
  Income (loss) from continuing
    operations......................  $       0.01   $      (0.17)  $      0.08
  Income (loss) from discontinued
    operations......................          0.04           0.09         (0.69)
                                      -------------  -------------  ------------
    Net income (loss)...............  $       0.05   $      (0.08)  $     (0.61)
                                      =============  =============  ============


            The accompanying notes are an integral part of these
                    consolidated financial statements.
                                   F-4

                            HEMACARE CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               Common Stock         Accumulated
                                           Shares         Amount      Deficit          Total
                                         ------------  ------------  -------------   ----------

Balances at December 31, 1994..........  5,366,381     $11,317,000   $ (7,417,000)   $ 3,900,000

Exercise of stock options and warrants.    528,083         796,000              -        796,000
Compensation expense related to the
 issuance of common stock options
 at a price below market...............          -          12,000              -         12,000
Issuance of common stock for employee
 401(k) and incentive bonus plans......     16,821          54,000              -         54,000
Net Income/(loss)......................          -               -     (3,536,000)    (3,536,000)
                                         ----------    ------------  -------------   ------------
Balances at December 31, 1995..........  5,911,285      12,179,000    (10,953,000)     1,226,000

Exercise of stock options and warrants.     53,750         107,000              -        107,000
Issuance of common stock, net..........  1,200,000       1,136,000              -      1,136,000
Issuance of common stock for employee
 401(k) and incentive bonus plans......     12,480          44,000              -         44,000
Net Income/(loss)......................          -               -       (490,000)      (490,000)
                                         ----------    ------------  -------------   ------------
Balances at December 31, 1996..........  7,177,515      13,466,000    (11,443,000)     2,023,000

Issuance of common stock for employee
 401(k) and incentive bonus plans......     13,195          41,000              -         41,000
Non-cash compensation..................          -           8,000              -          8,000
Net Income/(loss)......................          -               -        330,000        330,000
                                         ----------    ------------  -------------   ------------
Balances at December 31, 1997..........  7,190,710     $13,515,000   $(11,113,000)   $ 2,402,000
                                         ==========    ============  =============   ============


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Years ended December 31,
                                                      1997           1996          1995
                                                   ------------   ------------  -------------
Cash flows from operating activities:
 Net Income (loss)...............................  $  330,000     $  (490,000)  $(3,536,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
    Write-off of assets from discontinued
     operations..................................           -               -     2,079,000
    Gain on disposal of discontinued operations..    (293,000)       (600,000)            -
    Gain on sale of Gateway Community Blood
     Program.....................................    (128,000)              -             -
    Provision (benefit) for losses on accounts
     receivable..................................      35,000         (25,000)       29,000
    Depreciation and amortization................     187,000         359,000       498,000
    Issuance of common stock and options for
     compensation................................      50,000          44,000        67,000

 Changes in operating assets and liabilities:
    Increase (decrease) in accounts receivable...     196,000         (70,000)      (49,000)
    Increase(decrease) in inventories, supplies
     and prepaid expenses........................      (1,000)         59,000       (34,000)
    Decrease (increase) in other assets, net.....      41,000          28,000       (92,000)
    Increase (decrease) in accounts payable,
     accrued expenses and deferred revenue.......    (185,000)        267,000      (240,000)
    Proceeds from (expenditures for) discontinued
     operations..................................       8,000         (30,000)      936,000
                                                   -----------    ------------  ------------
    Net cash provided by (used in) operating
     activities..................................     240,000        (458,000)     (342,000)

Cash flows from investing activities:
 (Increase) decrease in note receivable from
   related party.................................      14,000           6,000       (18,000)
 (Increase) decrease in marketable securities....     (52,000)       (415,000)      295,000
 (Purchase) disposition of plant and equipment,
   net...........................................      46,000         (32,000)     (181,000)
                                                   -----------    ------------  ------------
  Net cash provided by (used in) investing
   activities....................................       8,000        (441,000)       96,000

Cash flows from financing activities:
 Net proceeds from issuance of common stock......           -       1,243,000       796,000
 Principal payments on line of credit and
   capital leases................................    (135,000)       (205,000)     (339,000)
                                                   -----------    ------------  ------------
 Net cash (used in) provided by  financing
   activities....................................    (135,000)      1,038,000       457,000
                                                   -----------    ------------  ------------

 Increase in cash and cash equivalents...........     113,000         139,000       211,000
 Cash and cash equivalents at beginning of
   period........................................   1,136,000         997,000       786,000
                                                   -----------    ------------  ------------
 Cash and cash equivalents at end of period......   1,249,000     $ 1,136,000   $   997,000
                                                   ===========    ============  ============

Supplemental disclosure:
 Interest paid...................................  $   51,000     $    78,000   $    47,000
                                                   ===========    ============  ============
Items not impacting cash flow:
 Increase in capital lease obligations...........  $   38,000     $    92,000   $   487,000
                                                   ===========    ============  ============


                     The accompanying notes are an integral part of these
                                consolidated financial statements.

                             HemaCare Corporation
                 Notes to Consolidated Financial Statements

Note 1 - Organization
---------------------

HemaCare Corporation was incorporated in California in 1978 for the purpose of providing blood products and blood services to healthcare institutions.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome ("AIDS"). In November of 1995, the Company's Board of Directors decided to discontinue the operations of HBI. (See Note 11.)

In 1992, the Company acquired Georgia Hemapheresis Services ("GHS"), a company it had previously managed. GHS was closed in July 1996.

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway's operations were sold.

HemaCare Corporation and its wholly owned subsidiaries are referred to as "HemaCare" or the "Company" in the accompanying consolidated financial statements and notes to consolidated financial statements.

Note 2 - Summary of Accounting Policies
---------------------------------------

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

Financial Instruments: Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value. The interest rate applied to notes receivable and capital leases is equal to the Company's borrowing rate, and therefore their carrying value approximates fair value.

Revenues and Accounts Receivable: Revenues are recognized upon the sale of blood products or the performance of blood services. Blood services revenues consist primarily of mobile therapeutics sales, while blood product revenues consist primarily of sales of single donor platelets and blood components that are manufactured or purchased and distributed by the Company. Accounts receivables are reviewed periodically for collectibility.

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies for collecting and manufacturing products and providing therapeutic services. Inventories are accounted for on a first-in, first-out basis.

Plant and Equipment: Plant and equipment is stated at original cost. Furniture, fixtures, equipment and automobiles are depreciated using the straight-line method over three to seven years. Leasehold improvements are amortized over the length of the lease, ranging from three to ten years. Capital equipment leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term. The cost of normal repairs and maintenance are expensed as incurred.

Other Assets: As of December 31, 1997 other assets consisted primarily of deposits. At December 31, 1996, other assets consisted primarily of deposits and organizational costs of Gateway which were being amortized using the straight-line method, over a period of five years. The organizational costs were written off when Gateway's operations were sold in August 1997.

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

Per Share Data: Per share data is computed in accordance with SFAS 128 "Earnings Per Share" which was issued in March 1997, effective fiscal for years ending after December 15, 1997. The Company adopted SFAS No. 128 effective December 31, 1997 and restated prior years' per share data in accordance with the requirements of SFAS 128.

The following table reconciles the number of shares used in the computations of basic and diluted earning (loss) per share:


                                                        December 31,
                                              1997           1996           1995
                                           -----------    -----------   -----------

Weighted average common shares used to
 compute basic earnings (loss) per share   7,189,000      6,350,000      5,693,000
Effective of dilutive securities:
  Options                                     11,000              -        122,000
  Warrants                                     5,000              -         29,000
                                           ----------     ----------     ----------
Weighted average common shares and
 equivalents used to compute
 diluted earnings (loss) per share         7,205,000      6,350,000      5,844,000
                                           ==========     ==========     ==========

Warrants and options to purchase 1,289,800, 995,800 and 1,034,800 shares of common stock outstanding at December 31, 1997, 1996 and 1995, respectively, were not included in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.

Reclassification: Certain 1996 and 1995 amounts have been reclassified to conform with 1997 presentations.

Note 3 - Plant and Equipment
----------------------------

	Plant and equipment consists of the following:


                                            December 31,
                                         1997           1996
                                     ------------   ------------
Furniture, fixtures and equipment    $ 2,089,000    $ 2,497,000
Leasehold improvements                   186,000        201,000
                                     ------------   ------------
                                       2,275,000      2,698,000
Less accumulated depreciation and
  amortization                        (1,690,000)    (1,875,000)
                                     ------------   ------------
                                     $   585,000    $   823,000
                                     ============   ============

Equipment with a cost of $740,000 in 1997 and $1,097,000 in 1996 was financed by capital leases. In 1997, the Company disposed of equipment and leasehold improvements with a cost of $347,000, including $188,000 financed by capital leases, in connection with the sale of Gateway's operations.

Note 4 - Line of Credit
-----------------------

The Company maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through April 30, 1998. Under the terms of the credit line agreement, as amended, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000 and must maintain certain ratios. The Company was in compliance with all covenants of its borrowing agreement, as amended, at December 31, 1997. Interest on credit line borrowings is at the lender's prime rate (8.50% at December 31, 1997) plus one-half of a percentage point. As of December 31, 1997 and 1996, and during the years then ended, there were no balances outstanding under the line of credit.

Note 5 - Leases
----------------

The Company has entered into several capital leases for equipment. Future minimum, capital lease payments, which expire at various times during the period from 1998 to 2003, are as follows:

Year Ending December 31,

1998                            $ 157,000
1999                              118,000
2000                               54,000
2001                               26,000
2002                               21,000
Thereafter                         25,000
                                ----------
Total minimum lease payments      401,000
Less:  Amount representing
       interest                    52,000
                                ----------
Present value of minimum lease
  payments                      $ 349,000
                                ==========

Future minimum rentals under operating leases, which expire in 1998 through 2003, are as follows:

Year ending December 31,
1998                       $ 382,000
1999                          88,000
2000                          49,000
2001                          39,000
2002                          39,000
Thereafter                    32,000
                           ----------
                           $ 629,000
                           ==========

Total rent expense under all operating leases was $600,000, $664,000 and $561,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 6 - Income Taxes
----------------------

There is no current or deferred income tax expense for the three years ended December 31, 1997. The Company utilized net operating loss carryforwards in 1997 and incurred losses in 1996 and 1995.

The approximate tax effects of temporary differences which gave rise to significant deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:

                                      1997          1996
                                   -----------   ------------

Current:
Accrued expenses and other         $   318,000   $   249,000

Noncurrent:
Depreciation and amortization          290,000       415,000
Deferred research and
 development expenses                  210,000       160,000
Other                                   93,000       (99,000)
Net operating loss carryforwards     3,124,000     2,484,000
Tax credit carryforwards               881,000       963,000
                                   ------------  ------------
Total deferred assets                4,916,000     4,172,000
Valuation allowance                 (4,916,000)   (4,172,000)
                                   ------------  ------------
                                   $        --   $        --
                                   ============  ============

At December 31, 1997 and 1996, the Company had net operating loss carryforwards available for federal income tax purposes of $8,509,000, expiring from 2004 to 2010.

Acquisitions of common stock which result in changes in equity ownership in the Company could result in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), thereby imposing an annual limitation (the "Section 382 Limitation") on the Company's ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company's utilization of its net operating loss carryforwards would be restricted to an annual amount equal to the product of the equity value, as defined in the Code, of the Company at the time of the applicable ownership change multiplied by the long-term tax-exempt rate as published monthly by the Internal Revenue Service. The expiration dates of the net operating loss carryforwards would not be extended, and accordingly, a Section 382 Limitation could result in the expiration of a portion of Company's net operating loss carryforwards. The long-term, tax-exempt rate is currently 5.8%; such rate, however, is subject to change, and it is impossible to predict whether the equity value of the Company and such rate will increase, or decrease, and to what extent.

The Company also had net operating loss carryforwards available for state income tax purposes of approximately $3,839,000 at December 31, 1997 expiring from 1998 to 2000.

At December 31, 1997, the Company had federal income tax credit carryforwards of approximately $573,000 expiring from 1998 to 2010, and state tax credit carryforwards of approximately $308,000 which are not subject to expiration.

Note 7 - Shareholders' Equity
------------------------------

The Company grants stock options to employees and others in accordance with the terms of its stock option plans. Warrants are granted upon the Board of Directors' approval. The Company accounts for these plans and recognizes compensation expense in accordance with APB Opinion No. 25. Under the provisions of this opinion, the Company recognized $8,000 and $5,000 of compensation expense in 1997 and 1996, respectively. Had compensation expense for these plans been recognized in accordance with SFAS 123 "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have been as follows:


                                          Years ended December 31,
                                   --------------------------------------
                                      1997        1996        1995
                                   -----------  -----------   -----------
Net income (loss):
     As reported                   $ 330,000    $ (490,000)   $(3,536,000)
     Pro forma                        83,000      (622,000)    (3,579,000)

Basic net income (loss) per share:
     As reported                   $    0.05    $    (0.08)   $     (0.63)
     Pro forma                          0.01         (0.10)         (0.61)

Diluted net income (loss) per
share:
     As reported                   $    0.05    $    (0.08)   $     (0.61)
     Pro forma                          0.01         (0.10)         (0.61)


The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option pricing model as follows:


                                            Years ended December 31,
                                    -------------------------------------
                                        1997          1996         1995
                                    -----------   ----------   ----------

Weighted average risk free
 interest rate                       5.00%         5.75%        6.50%
Expected volatility                    68%           60%          52%
Weighted average fair value
 of options and warrants            $0.73         $1.53        $1.16

In July 1996, the Board of Directors approved and adopted a new stock incentive plan (the "1996 Plan") which provides for grants of both stock options and shares of restricted stock. Prior to that date, options were granted under the Company's 1986 Stock Option Plan, as amended (the "1986 Plan"). A total of 750,000 shares may be granted under the terms of the 1996 Plan, of which 372,500 were granted during 1997. The term of the options granted is determined by Company's Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees must be exercisable at a rate of at least 20% per year.

The 1986 Plan expired in July 1996. At December 31, 1997, 128,300 options were outstanding under this plan.

A one-time grant of options typically is made to each non-employee director at the time of joining the Board, and additional options may be granted to non-employee directors at other times. The table below summarizes transactions in the Plans and weighted average exercise prices ("Price") during 1997, 1996 and 1995.

                                     1997                  1996                 1995
                             --------------------   -------------------  -----------------
                              Shares      Price      Shares     Price     Shares     Price
                             --------   ---------   ---------  --------  --------  -------
Outstanding at beginning
  of year                    185,800    $ 4.01      395,800    $ 3.12    581,083   $ 3.60
Granted                      372,500      1.74       63,000      3.41     37,800     2.23
Exercised                          0         -       53,750      1.99     28,083     1.83
Canceled                      62,500      2.78      219,250      2.59    195,000     4.55
                             -------    ------      -------    ------    -------   ------
Outstanding at end of year   495,800      2.36      185,800      4.01    395,800     3.12
                             =======    ======      =======    ======    =======   ======
Exercisable at end of year   184,550    $ 3.05      140,300    $ 4.12    339,967   $ 2.85
                             =======    ======      =======    ======    =======   ======


The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 1997:


                                 Options Outstanding         Options Exercisable
                             -----------------------------   --------------------
Range of Exercise price      Shares       Life      Price      Shares    Price
------------------------     --------  -----------  ------   ---------  --------

$0.59 to $1.74               182,500   9.9 years    $1.35     50,000    $0.95
$1.75 to $2.43               125,000   9.5 years     2.00      2,500     2.00
$2.44 to $4.99               149,800   7.2 years     3.12     93,550     3.23
$5.00 to $6.13                38,500   10 months     5.39     38,500     5.39
                             -------                ------   -------    -----
                             495,800                $2.36    184,550    $3.05
                             =======                =====    =======    =====

At December 31, 1997, 1996 and 1995, the Company had a total of
810,000, 810,000 and 790,000 warrants to purchase common stock outstanding, respectively. Of the outstanding warrants, 790,000 were exercisable in 1997, 1996 and 1995.

In connection with stock sales in 1993 and 1994, the Company issued warrants to finders to purchase 90,000 shares of the Company's stock at prices ranging from $1.45 and $6.50, expiring between May 1998 and July 2000. In 1995 the Company issued an additional 250,000 warrants to purchasers of the stock sold in 1994. These warrants are exercisable at a price of $3.50 per share through December 1998. Up to 12,500 additional finder warrants may be issued at $3.50 per share, depending on the number of the fourth group of 250,000 warrants which are exercised.

In 1993, the Company issued warrants to purchase 400,000 shares of stock at $5.50 per share in connection with the acquisition of the Immupath license. (See Note 11, "Discontinued Operations".) These options expire in February 2003.

At December 31, 1997 and 1996, 70,000 warrants for consulting services were outstanding. These warrants, of which 50,000 were exercisable, had exercise prices between $2.63 and $3.69 and expire between June 1999 and June 2002. At December 31, 1995, 50,000 warrants issued for consulting services were outstanding. These warrants, all of which were exercisable, had exercise prices between $2.63 and $3.69 and expired between June 1999 and June 2002.

Note 8 -  Employee Salary Deferral Plan
----------------------------------------

HemaCare's Employee Salary Deferral Plan qualifies under Section 401(k) of the Internal Revenue Service Code (the "401(k) Plan"). Eligible employees may contribute up to 12 percent of their pre-tax salaries, subject to certain limitations. HemaCare may elect to match a portion of the employees' contribution. In 1997, 1996 and 1995, the Company elected to match 50 percent of the of each participants contribution, up to 5% of the participants annual salary, with

HemaCare common stock. Matching contributions were suspended effective January 1, 1998 on the advise of the Plan Administrator, based on the decrease in the market price of the Company's stock in 1997.

During 1997, 1996 and 1995, HemaCare issued 13,195 shares ($41,000),
12,480 shares ($44,000) and 16,821 shares ($55,000) of common stock as matching contributions for the 1996, 1995 and 1994 plan years, respectively. HemaCare plans to issue approximately 90,410 shares ($42,000) in 1998 as matching contributions for the 1997 plan year.

Note 9 - Commitments and Contingencies
---------------------------------------

On March 11, 1994, the Company was served with a lawsuit filed by a former employee against the Company and its wholly owned subsidiary, HBI, in the Superior Court of the State of California, related to the termination of this employee and seeking relief in the amount of $550,000. The lawsuit was settled in October 1997. Although the terms of the settlement are confidential, they did not have a material effect on the Company's 1997 operating results or financial position.

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

Note 10 - Segment and Related Party Information
-----------------------------------------------

The Company operates within one industry, blood services and products. Sales of products and services to two unaffiliated hospital groups accounted for $2,044,000 (18%) and $1,473,000 (13%) of the Company's
revenues in 1997. In 1996 and 1995, sales to one unaffiliated hospital group accounted for $1,769,000 (16%) and $1425,000 (13%) of the
Company's revenues, respectively.

In 1995 and 1994, the Company made a series of personal loans to Dr. Joshua Levy, then an officer and director of the Company totaling $98,000. The proceeds of these loans were used to refinance existing debt that was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrued interest at a rate equal to the rate paid by the Company under its line of credit. The Company received installment payments in accordance with the terms of this note of $15,000 in January 1996 and January 1997. Effective July 31, 1997, the Company entered into an agreement with Dr. Levy that superceded the 1996 note. Under the terms of this agreement, the Company agreed to forgive the remaining balance of Dr. Levy's note, including interest accrued at a 10% annual rate, over a five-year period so long as Dr. Levy remains employed by the Company.

Note 11 - Discontinued Operations
----------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. In connection with this decision, the Company wrote off the remaining book value of HBI's assets ($2,079,000) and provided a reserve for estimated operating losses ($1,035,000) from the November 30, 1995 measurement date through December 1996, the expected date of substantial completion of disposal. The loss on the disposition of HBI's operations has been accounted for as a discontinued operation.

The reserve established for estimated HBI operating losses during the period of disposal, included a $600,000 contingent liability for the resolution of the dispute with Medicorp. In July 1996, the dispute was settled without any payment by the Company, and the Company recognized a $600,000 gain on disposal of discontinued operations. In June 1996, the Company agreed to sell substantially all the tangible assets of the discontinued operations and the FDA source plasma licenses. The sale and transfer of the licenses was contingent upon obtaining FDA approval that was received on October 21, 1996. The buyer delivered a promissory note, in payment of the purchase price for certain tangible assets sold which is collateralized by these assets. The note was repaid in March 1997, resulting in a gain on disposal of $120,000 in the first quarter of 1997.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath to supply the patients still receiving treatment for a limited period of time. There are currently six patients receiving Immupath treatments. In the fourth quarter of 1997, the Company reviewed and revised its estimate of the remaining costs of discontinued operations and recognized an additional gain on disposal of $173,000. The Company does not expect discontinued operations to have a material impact on future operating results.

	Report of Independent Public Accountants



To the Shareholders and Board of Directors of HemaCare Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HemaCare Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                   /s/ Arthur Andersen LLP
                                  --------------------------
                                     ARTHUR ANDERSEN LLP


Los Angeles, California
February 12, 1998

                         HEMACARE CORPORATION
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            For The Years Ended December 31, 1997, 1996 and 1995



                                               Additions
                                        ------------------------
                          Balance at    Charged to    Charged to                 Balance
                          beginning     costs and       other                   at end of
Description               of period      expenses      accounts    Write-offs    period
------------------        -----------   -----------   ----------   ----------   --------

Year ended December
31, 1997 - Allowance
for uncollectible
accounts                  $ 47,000      $ 35,000      $    --      $  1,000     $ 81,000

Year ended December
31, 1996 - Allowance
for  uncollectible
accounts                  $ 94,000      $(25,000)(1)  $    --      $ 22,000     $ 47,000

Year ended December
31, 1995 - Allowance
for  uncollectible
accounts                  $141,000      $ 29,000      $    --      $ 76,000     $ 94,000


(1) Includes a net reduction in the reserve of $48,000, based on an analysis of the aging of accounts receivable at December 31, 1996.

                               Index to Exhibits

                                                                         Sequential
                                                                         Page Number
                                                                         -------------

2.1  	Amended and Restated Asset Purchase Agreement between
        the Registrant,	HemaBiologics, Inc. (a wholly owned
        subsidiary of the Registrant) and Atopix Pharmaceuticals
        Corporation, dated June 26, 1996-incorporated by
	reference to Exhibit 2.1 to Form 10-Q of the Registrant for
        the quarter ended June 30, 1996................................

2.2	Asset Purchase Agreement between the Registrant, Gateway
        Community Blood Program and Haemonetics Corporation, dated
        August 1, 1997--incorporated by reference to Exhibit 2.1 to
        Form 10-K of the Registrant for the quarter ended
        September 30, 1997.............................................

3.1	Restated Articles of Incorporation of the Registrant--
        incorporated by reference to Exhibit 3.1 to Form 10-K of the
        Registrant for the year ended December 31, 1995................

3.2     Bylaws of the Registrant--incorporated by reference to Exhibit
        3.2 to Form 10-K of the Registrant for the year ended December
        31, 1992.......................................................

4.1    Warrant Agreement between the Registrant and Medicorp Inc.
       dated February 17, 1993--incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrant dated
       February 17, 1993...............................................

4.2    Warrant Agreement between the Registrant and Huss Kealy
       Sinclair dated May 7, 1993--incorporated by reference to
       Registration Statement on Form S-3 of the Registrant (File No.
       33-44869).......................................................

4.3	Form of Warrant Agreement between the Registrant and each of the following consultants: British Far East Holdings, Ltd.,
        Joseph T. McDonald and E. Keene Wolcott dated September 30,
        1994--incorporated by reference to Exhibit 4.1 to Form
        10-Q of the Registrant for the quarter ended September
        30, 1994.......................................................

4.4	Offshore Securities Subscription Agreement between the
        Registrant and Tesoma Overseas, Inc., dated April 8, 1994--
        incorporated by reference to Exhibit  4.1 to Form 10-Q of
        the Registrant for the quarter ended March 31, 1994............

4.5	Warrant Agreement between the Registrant and Torrey Pines
        Securities, Inc., dated April 8, 1994--incorporated by reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1994...........................................

4.6	Amendment to Warrant Agreement between the Registrant and
        Torrey Pines Securities dated April 3, 1995--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the
        quarter ended March 31, 1995...................................

4.7	Warrant Agreement between the Registrant and M.A. Levy and
        Associates dated March 1, 1995--incorporated by reference to
        Exhibit 4.7 to Form 10-K of the Registrant for the year ended
        December 31, 1994..............................................



4.8	Form of Warrant Agreement between the Registrant and Tesoma
        Overseas, Inc. dated February 9, 1995--incorporated by
        reference to Exhibit 4.8 to Form 10-K of the Registrant
        for the year ended December 31, 1994...........................

4.9  	Warrant Agreement between the Registrant and Joseph T.
        McDonald dated November 1, 1996--incorporated by reference to
        Exhibit 4.9 to Form 10-K of the Registrant for the year ended
        Decmeber 31, 1996..............................................

4.10	Rights Agreement between the Registrant and U.S. Stock
        Transfer Corporation dated March 3, 1998--incorporated by
        reference to Exhibit 4 to Form 8-K of the Registrant dated
        March 5, 1998..................................................

4.11    Amended Certificate of Determination, dated March 18, 1998.....  Filed herewith electronically

10.1	1986 Employee Stock Option Plan, as amended and restated
        through October 1994--incorporated by reference to Exhibit
        10.4 to Form 10-Q of the Registrant for the quarter ended
        September 30, 1994.............................................

10.2	1996 Stock Incentive Plan of the Registrant, as amended--
        incorporated by reference to Exhibit 4.1 to Form 10-Q of the
        Registrant for the quarter ended September 30, 1996............

10.3	Lease dated July 10, 1986 between the Registrant and Addison
        Place Partners--incorporated by reference to Registration
        Statement on Form S-18 of the Registrant (File No. 33-8513-LA).

10.4	Amendment No. 1 to  Lease between the Registrant and Addison
        Place Partners dated March 30, 1993--incorporated by reference to Exhibit 10.3 to Form 10-K of the Registrant for the year ended December 31, 1994........................................

10.5	Employment Agreement between Harold I. Lieberman and the
        Registrant, dated September 19, 1988--incorporated by reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended December 31, 1994........................................

10.6	Amendment to Employment Agreement between the Registrant and
        Harold I. Lieberman, dated September 19, 1989--incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994...............................

10.7	Revolving Credit Agreement between the Registrant and Bank
        Leumi Le-Israel, B.M., dated April 30, 1997 and related
        security agreements--incorporated by reference to Exhibit
        10.1 to Form 10-Q of the Registrant for the quarter ended
        June 30, 1997..................................................

10.8	Promissory Note to HemaBiologics, Inc., a wholly owned
        subsidiary of the Registrant, from Joshua Levy dated January
        1, 1996--incorporated by reference to Exhibit 10.10 to Form
        10-K of the Registrant for the year ended December 31, 1995....

10.9	Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January
        1, 1996--incorporated by reference to Exhibit 10.11 to Form
        10-K of the Registrant for the year ended December 31, 1995....


10.10	Loan Reimbursement Agreement between HemaBiologics, Inc., a
        wholly owned subsidiary of the Registrant, and Joshua Levy dated January 30, 1998.........................................  Filed herewith electronically

10.11	Settlement Agreement between the Registrant and Medicorp Inc.-
        incorporated by reference to Exhibit 10.1 to Form 8-K of
        the Registrant dated July 19, 1996.............................

10.12	Registration Rights of Shareholders - incorporated by
        reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated July 19, 1996..........................

11      Computation of earnings (loss) per common equivalent share.....  Filed herewith electronically

21      Subsidiaries of the Registrant.................................  Filed herewith electronically

23      Consent of Arthur Andersen LLP.................................  Filed herewith electronically

27      Financial Data Schedule........................................  Filed herewith electronically