Form 10-Q
period 1998-03-31
HEMACARE CORP /CA/
filed 1998-05-12
CIK 801748

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

As of May 12, 1998, 7,281,120 shares of Common Stock of the Registrant were issued and outstanding.

==============================================================================

                                      INDEX

                               HEMACARE CORPORATION



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheet -- March 31, 1998 and December 31, 1997

          Consolidated statements of operations -- Three months ended March 31, 1998 and 1997

          Consolidated statements of cash flows -- Three months ended March 31, 1998 and 1997

          Notes to consolidated financial statements -- March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits

SIGNATURES

Part I.     Financial Information
Item 1.     Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 31,
                                                              1998             1997
                                                           (Unaudited)
                                                          ------------     -----------
                          ASSETS
Current assets:
  Cash and cash equivalents............................   $   889,000      $ 1,249,000
  Marketable securities................................       672,000          363,000
  Accounts receivable, net of allowance for
    doubtful accounts - $81,000 (1998 and 1997)........     1,827,000        1,561,000
  Product inventories..................................        47,000           63,000
  Supplies.............................................       249,000          341,000
  Prepaid expenses.....................................        96,000          123,000
  Note receivable from related party - current.........        24,000           24,000
                                                          ------------     ------------
              Total current assets.....................     3,804,000        3,724,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,724,000 (1998) and $1,690,000 (1997)..............       554,000          585,000
Note receivable from related party - non-current.......        61,000           65,000
Other assets...........................................        10,000           10,000
                                                          ------------     ------------
                                                          $ 4,429,000      $ 4,384,000
                                                          ============     ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $   825,000      $   659,000
  Accrued payroll and payroll taxes....................       389,000          493,000
  Other accrued expenses...............................       324,000          366,000
  Current obligations under capital leases.............       131,000          140,000
  Reserve for discontinued operations..................       119,000          115,000
                                                          ------------     ------------
              Total current liabilities................     1,788,000        1,773,000

Obligations under capital leases, net
  of current portion...................................       181,000          209,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, without par value - 20,000,000
   shares authorized, 7,281,120 issued and
   outstanding in 1998 and 7,190,710 in 1997...........    13,557,000       13,515,000
  Accumulated deficit..................................   (11,097,000)     (11,113,000)
                                                          ------------     ------------
              Total shareholders' equity...............     2,460,000        2,402,000
                                                          ------------     ------------
                                                          $ 4,429,000      $ 4,384,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated balance sheets.

                             HEMACARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

<CAPTIION>

                                                       Three months ended March 31,
                                                          1998            1997
                                                      -------------   -------------
Revenues:
  Blood management programs.........................  $   851,000     $ 1,072,000
  Regional operations
    Blood products..................................      582,000         718,000
    Blood services..................................    1,484,000       1,034,000
                                                      ------------    ------------
      Total revenue.................................    2,917,000       2,824,000

Operating costs and expenses:
  Blood management programs.........................      814,000       1,124,000
  Regional operations
    Blood products..................................      468,000         526,000
    Blood services..................................    1,118,000         685,000
                                                      ------------    ------------
       Total operating costs and expense............    2,400,000       2,335,000
                                                      ------------    ------------
       Operating profit.............................      517,000         489,000

General and administrative expense..................      501,000         518,000

Income (loss) from continuing operations
  before income taxes...............................       16,000         (29,000)
Provision for income taxes..........................            -               -
                                                      ------------    ------------
Income (loss) from continuing operations............       16,000         (29,000)

Discontinued operations:
  Gain from disposal of discontinued operations                 -         120,000
                                                      ------------    ------------
     Net income.....................................  $    16,000     $    91,000
                                                      ============    ============
Basic and diluted per share amounts:
  Income (loss) from continuing operations..........  $      0.00     $      0.00
  Income from discontinued operations...............            -            0.01
                                                      ------------    ------------
     Net income.....................................  $      0.00     $      0.01
                                                      ============    ============
Weighted average common shares used to compute
  basic earnings (loss) per share...................    7,197,515       7,177,515
                                                      ============    ============
Weighted average common shares and equivalents
 used to compute diluted earnings (loss)
 per share..........................................    7,197,515       7,202,831
                                                      ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             HEMACARE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three months ended March 31,
                                                                 1998            1997
                                                             ------------    ------------
Cash flows from operating activities:
  Net Income................................................ $    16,000     $    91,000
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Gain on disposal of discontinued operations...........           -        (120,000)
      Depreciation and amortization.........................      34,000          65,000
      Issuance of common stock and options for compensation.       9,000               -

  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............    (266,000)        184,000
      Decrease (increase) in inventories, supplies
       and prepaid expenses.................................     134,000        (107,000)
      Decrease in other assets, net.........................           -           2,000
      Increase in accounts payable and accrued expenses.....      53,000         144,000
      Proceeds from discontinued operations.................       5,000         120,000
                                                             ------------    ------------
      Net cash provided by (used in) operating
       activities...........................................     (15,000)        379,000

Cash flows from investing activities:
  Decrease in note receivable from related party............       4,000          13,000
  (Increase) decrease in marketable securities..............    (309,000)         31,000
  Purchase of plant and equipment, net......................      (3,000)         (6,000)
                                                             ------------    ------------
  Net cash provided by (used in) investing activities.......    (308,000)         38,000

Cash flows from financing activities:
  Principal payments on line of credit and capital leases...     (37,000)        (45,000)
                                                             ------------    ------------
  Net cash used in financing activities.....................     (37,000)        (45,000)
                                                             ------------    ------------

Increase (decrease) in cash and cash equivalents............    (360,000)        372,000
Cash and cash equivalents at beginning of period............   1,249,000       1,136,000
                                                             ------------    ------------
Cash and cash equivalents at end of period.................. $   889,000     $ 1,508,000
                                                             ============    ============

Supplemental disclosure:
  Interest paid............................................. $     4,000     $    15,000
                                                             ============    ============

  Issuance of common stock to employee 401k plan............ $    42,000     $         -
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

                           HemaCare Corporation
                  Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare') have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3 - Line of Credit
-----------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through June 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its credit line agreement at March 31, 1998. Interest on credit line borrowings is at the lender's prime rate (8.25% at March 31, 1998) plus one-half of a percentage point. As of March 31, 1998, there was no balance outstanding under the line of credit.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HemaCare's operations include blood management programs ("Blood Management Programs" or "BMPs") and regional sales of blood products ("Blood
Products") and blood services ("Blood Services"). A HemaCare Blood
Management Program allows a hospital to outsource its blood procurement and donor center management operations. The Blood Management Program model was introduced in late 1995 with the Gateway Community Blood Program ("Gateway") in St. Louis, Missouri. In 1996, two Southern California BMPs were established. One with the University of Southern California, in February 1996, and another with Citrus Valley Health Partners, in October 1996. Gateway's operations were sold in August 1997. Blood Products include apheresis platelets and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and cryopreservation and donor testing.

All comparisons within the following discussions are to the comparable periods of the previous year.

Revenues and Operating Profit
-----------------------------

Total revenues increased 3% ($93,000) in the first quarter of 1998. The increase was due to higher Blood Services revenue, partially offset by lower BMP (Gateway) and Blood Products revenues. The Company's operating profit as a percentage of sales ("profit margin") increased to 18% in the first quarter of 1998 from 17% in the comparable quarter of 1997, due primarily to the elimination of losses from its Gateway operations.

Blood Management Programs
--------------------------

Revenue decreased 21% ($222,000) in the first quarter of 1998, and operating profit increased to $37,000 in 1998 quarter from a loss of $52,000 in 1997. Both changes resulted from the sale of Gateway's operations in August 1997. The 1998 increase in operating profit was partially offset by higher Citrus Valley losses related to donor center operating costs and higher red blood cell acquisition costs.

Regional Operations
-------------------

Blood Products

Blood Products revenues decreased 19% ($136,000) in the first quarter of 1998 due to lower apheresis platelet prices and a decrease in the volume of whole blood components sold by the Company. In mid-1997, the Company reduced its apheresis platelet prices for higher volume customers due to competitive pressures. The decreased volume of whole blood component sales was due to the continuing shortage of red blood cells available for sale.

First quarter operating profit on Blood Product sales decreased to 20% in 1998 from 27% in 1997. The decrease was due primarily to lower average apheresis platelet prices and higher red blood cell acquisition costs.

Blood Services

Blood Services revenues increased 44% ($450,000) in the first quarter of 1998 due primarily to the higher volume of therapeutic procedures and testing services performed by the Company. In addition, the average price charged for a therapeutic procedure increased in the 1998 quarter, in response to higher albumin acquisition costs. However, the price increase did not entirely offset the higher albumin cost.

The profit margin on Blood Services revenues decreased to 25% in the first quarter of 1998 from 34% in the comparable quarter of 1997, due to higher albumin acquisition costs.

General and Administrative Expense
----------------------------------

General and administrative expense decreased 3% ($17,000) in the first quarter of 1998. The decrease was primarily due to lower legal fees.

Discontinued Operations
-----------------------

In November 1995, the Company discontinued its Immupath related research and development activities and established a reserve for operating losses and contingent liabilities related to the disposal of its research and development and related specialty plasma businesses.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time. There are currently three patients receiving Immupath treatments.

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

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Company had cash and cash equivalents of $1,561,000 and working capital of $2,016,000. The Company has a $700,000 line of credit with a commercial bank which is in effect through June 30, 1998. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.75 million. The Company was in compliance with all covenants of its borrowing agreement at March 31, 1998, and there were no borrowings outstanding on the line of credit at that date.

The Company's common stock is listed on the Nasdaq Small Cap Market
("Nasdaq"). In August 1997, Nasdaq adopted NASD Marketplace Rule 4310(c)(04) (the "Rule") to strengthen both the quantitative and qualitative listing requirements for issuers. The Rule, which became effective February 23, 1998, requires among other things, that issuers listed on the Nasdaq SmallCap Market maintain a minimum bid price of $1.00 and net tangible assets, as defined, of at least $2 million. The minimum bid price of the Company's stock as of May 12, 1998 was less than $1.00, and its net tangible assets were $2.5 million at March 31, 1998. On February 27, 1998, Nasdaq notified the Company that it is not in compliance with the minimum bid price requirement. The Company has until May 28, 1998 to regain compliance with the Rule. Compliance may be achieved if the Company's common stock trades at or above the minimum requirement of one dollar for at least 10 consecutive trade days. At the Company's annual shareholder's meeting which is scheduled for June 29, 1998, shareholders will vote on a proposal which, if approved, would authorize the Company's Board of Directors to declare a reverse stock split. Although the ultimate effect of a reverse stock split on the per share price of the Company's common stock can not be accurately predicted, the Company is hopeful that the per share price of stock, as quoted on Nasdaq, will be increased by a reverse stock split. If the Company is unable to achieve compliance by May 28, 1998, Nasdaq has informed the Company that it will issue a delisting letter which will identify the review procedures available to the Company at that time. The Company intends to file an appeal with Nasdaq requesting an extension of the May 28, 1998 deadline. In the event that the Company's common stock is no longer listed on the Nasdaq SmallCap Market or a national securities exchange, the liquidity of the Company's common stock would be adversely affected and the Company's ability to raise capital may be impaired.

The Company's blood products and services businesses, other than BMP blood donor center operations ("Center"), are profitable and cash flow positive. Center operations are expected to continue to be unprofitable until a higher level of Center blood collections can be achieved. The operating losses of the Centers reduce the overall profitability of the USC and Citrus Valley BMP arrangements to the Company. The Company has implemented plans to achieve a breakeven level of collections and sales for these Centers. Although these plans have decreased the USC and Citrus Valley Center losses, there can be no assurance that the USC and Citrus Valley Centers will be able to achieve and maintain a breakeven or profitable level of collections. In addition, a high percentage of the products sold to the Citrus Valley BMP are red blood cells. Despite an 8% increase in the Citrus Valley price for red blood cells which was effective October 1, 1997, increases in the cost the Company must pay to acquire or produce red blood cells has reduced the operating profit margin on these sales.

Amendments to the Federal self-referral laws and related regulations could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represented approximately 2.5% of the Company's 1997 revenues. These regulations are complex, and the Company requested a clarification of their application to its business from Health Care Financing Administration ("HCFA") in early 1996. To date, the Company has not received a response to this request. In January 1998, new proposed regulations were issued for comment. The proposed regulations do not specifically address therapeutic apheresis services, and the Company has requested a revision of these regulations to provide an exemption for therapeutic apheresis services similar to the exemption provided for dialysis services. The comment period for the proposed regulations ended in early May 1998, and the new regulations will be issued sometime after that date. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services to Dr. Levy's Medicare and MediCal patients, approximately $84,000 in the first quarter of 1998.

Management is evaluating opportunities to develop and implement new outsourcing models, including its Blood Management Program. Because of the increase in the cost of acquiring red blood cells, it is likely that future HemaCare outsourcing arrangements will be focused on providing specialized donation services, apheresis based products and services, and other technology based blood therapies. However, development and introduction of a revised Blood Management Program model or other outsourcing programs may require that the Company obtain additional financing or partner with other blood product and service providers. There can be no assurance that the Company will be successful in developing and marketing its outsourcing programs or that it will be able to obtain the funds necessary to finance such programs.

The Company anticipates that cash flow from profitable operations and its cash and investments on hand will be sufficient to provide funding for its existing needs during the next twelve months.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to develop and market profitable outsourcing programs, obtain additional financing, to achieve profitability in its Blood Management Programs, to retain existing customers, to improve the profitability of the Company's other operations, to expand its operations, to comply with the covenants under its bank line of credit and retain existing customers and obtain new customers. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                       PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See disclosure in Form 10-K for the year ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

              3.1   Bylaws of the Registrant, as amended

             27     Financial Data Schedule for the Quarter Ending March 31,
                    1998

             27.2 Restated Financial Data Schedule for Year Ended December 31, 1995 and quarters ended June 30, 1996 and September 30, 1996

         b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    May 12, 1998                      HEMACARE CORPORATION
     -------------------                      (Registrant)

                                         /s/ Sharon C. Kaiser
                                        --------------------------
                                        Sharon C. Kaiser, Sr. Vice
                                        President, Finance and
                                        Chief Financial Officer

                         INDEX TO EXHIBITS



                                                          Method of Filing
                                                  -----------------------------
3.1     Bylaws of the Registrant, as amended      Filed herewith electronically

27	Financial Data Schedule for the quarter
        ended March 31, 1998                      Filed herewith electronically

27.2    Restated Financial Data Schedule for
        year ended December 31, 1995 and
        quarters ended June 30, 1996 and
        September 30, 1996                        Filed herewith electronically
