Form 10-Q
period 1998-06-30
HEMACARE CORP /CA/
filed 1998-08-12
CIK 801748

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

As of August 12, 1998, 7,281,120 shares of Common Stock of the
Registrant were issued and outstanding.

=============================================================================

                                 INDEX

                          HEMACARE CORPORATION



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets -- June 30, 1998 and December 31, 1997

          Consolidated statements of operations -- Three and six months ended June 30, 1998 and 1997

          Consolidated statements of cash flows -- Six months ended June 30, 1998 and 1997

          Notes to consolidated financial statements -- June 30, 1998

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits

SIGNATURES

                      PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
-------    ---------------------

                               HEMACARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,      December 31,
                                                           1998            1997
                                                       ------------    ------------
                                                       (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents........................... $    995,000    $  1,249,000
  Marketable securities...............................      576,000         363,000
  Accounts receivable, net of allowance for
    doubtful accounts - $81,000 (1998 and 1997).......    1,506,000       1,561,000
  Product inventories.................................       33,000          63,000
  Supplies............................................      453,000         341,000
  Prepaid expenses....................................      131,000         123,000
  Note receivable from officer - current..............       24,000          24,000
                                                       -------------   -------------
       Total current assets........................... $  3,718,000    $  3,724,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,766,000 (1998) and $1,690,000 (1997).............      513,000         585,000
Note receivable from officer - non-current............       57,000          65,000
Other assets..........................................       10,000          10,000
                                                       -------------   -------------
                                                       $  4,298,000    $  4,384,000
                                                       =============   =============
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $    507,000    $    659,000
  Accrued payroll and payroll taxes...................      470,000         493,000
  Other accrued expenses..............................      403,000         366,000
  Current obligations under capital leases............      134,000         140,000
  Reserve for discontinued operations - current.......      116,000         115,000
                                                       -------------   -------------
        Total current liabilities.....................    1,630,000       1,773,000

Obligations under capital leases, net
  of current portion..................................      152,000         209,000
Commitments and contingencies.........................
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized,
    7,281,120 issued and outstanding in 1998
    and 7,190,710 in 1997.............................   13,563,000      13,515,000
  Accumulated deficit.................................  (11,047,000)    (11,113,000)
                                                       -------------   -------------
Total shareholders' equity............................    2,516,000       2,402,000
                                                       -------------   -------------
                                                       $  4,298,000    $  4,384,000
                                                       =============   =============

                The accompanying notes are an integral
            part of these consolidated financial statements.

                                  HEMACARE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                  Three months ended June 30,    Six months ended June 30,
                                     1998            1997           1998            1997
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $    852,000   $ 1,111,000     $  1,703,000   $  2,183,000
   Regional operations
     Blood products.............       677,000       626,000        1,259,000      1,344,000
     Blood services.............     1,314,000     1,034,000        2,799,000      2,068,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     2,843,000     2,771,000        5,761,000      5,595,000

Operating costs and expenses:
   Blood management programs....  $    787,000   $ 1,156,000     $  1,601,000   $  2,280,000
   Regional operations
     Blood products.............       477,000       499,000          946,000      1,025,000
     Blood services.............       944,000       750,000        2,062,000      1,435,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     2,208,000     2,405,000        4,609,000      4,740,000
                                  -------------  ------------    -------------  -------------

     Operating profit...........       635,000       366,000        1,152,000        855,000

General and administrative
   expense......................       585,000       457,000        1,086,000        975,000

Income (loss) from continuing
   operations before income
   taxes........................        50,000       (91,000)          66,000       (120,000)

Provision for income taxes......             -             -                -              -

Discontinued operations:
   Gain on disposal of dis-
     continued operations.......             -             -                -        120,000
                                  -------------  ------------    -------------  -------------
   Net income (loss)............  $     50,000   $   (91,000)    $     66,000   $          -
                                  =============  ============    =============  ==============

Basic and diluted per share
  amounts:
   Income (loss) from continuing
     operations.................  $       0.01   $    (0.01)     $       0.01   $       (0.02)
   Income from discontinued
     operations.................             -            -                 -            0.02
                                  -------------  -----------     -------------  --------------
                                  $       0.01   $    (0.01)     $       0.01   $           -
                                  =============  ============    =============  ==============

Weighted average common shares
  used to compute:

  Basic income (loss) per
    share......................     7,281,120     7,190,710        7,239,318       7,187,411
                                  ============   ===========     ============   =============
  Diluted income (loss) per
    share......................     7,302,852     7,193,303        7,268,926       7,317,441
                                  =============  ============    =============  ==============

                               The accompanying notes are an integral part of
                                    these consolidated financial statements.

                            HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 Six months ended June 30,
                                                                     1998           1997
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)............................................  $    66,000     $         -
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Gain on disposal of discontinued operations..............            -        (120,000)
      Depreciation and amortization............................       76,000         147,000
      Issuance of common stock and options for compensation....        6,000               -

  Changes in operating assets and liabilities:
      Decrease in accounts receivable..........................       55,000         313,000
      Increase in inventories, supplies and prepaid expenses...      (90,000)        (99,000)
      Increase (decrease) in accounts payable and other accrued
        expenses...............................................      (96,000)        197,000
      Proceeds from discontinued operations....................        1,000          98,000
                                                                 ------------    ------------
  Net cash provided by operating activities....................       18,000         536,000

Cash flows from investing activities:
      (Increase) decrease in note receivable from related party        8,000          11,000
      (Increase) decrease in marketable securities.............     (213,000)        223,000
      Purchase of plant and equipment, net.....................       (4,000)         (7,000)
                                                                 ------------    ------------
  Net cash provided by (used in) investing activities..........     (209,000)        227,000

Cash flows from financing activities:
      Principal payment on line of credit and capital leases...      (63,000)        (76,000)
                                                                 ------------    ------------
      Net cash used in financing activities....................      (63,000)        (76,000)
                                                                 ------------    ------------

      Increase (decrease) in cash and cash equivalents.........     (254,000)        687,000
      Cash and cash equivalents at beginning of period.........    1,249,000       1,136,000
                                                                 ------------    ------------
      Cash and cash equivalents at end of period...............  $   995,000     $ 1,823,000
                                                                 ============    ============

Supplemental disclosure:
      Interest paid............................................  $    14,000     $    33,000
                                                                 ============    ============
Items not impacting cash flows:
      Increase in capital lease obligations....................  $         -     $    34,000
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

                            HemaCare Corporation
                 Notes to Consolidated Financial Statements



Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain 1998 amounts have been reclassified to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the fourth quarter of 1995, the Company began providing blood management programs to its customers. A blood management program ("Blood Management Program" or "BMP") allows a hospital or affiliated group of hospitals to outsource many blood-related operations to HemaCare. HemaCare establishes a local blood donor center for the BMP hospital and becomes the hospital's primary provider of blood products and services. HemaCare introduced its Blood Management Program model at the Gateway Community Blood Program ("Gateway") in St. Louis, Missouri, in December 1995, and established two Southern California Blood Management Programs with existing customers in 1996. The University of Southern California Blood Management Program commenced in February 1996, and the Citrus Valley Health Partners Blood Management Program commenced in October 1996. In August 1997, Gateway's operations were sold, and in July 1998, the Company disposed of the Citrus Valley Blood Management Program. (See Note 6 below.)

Note 2 - Line of Credit
------------------------

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through May 31, 1999. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its credit line agreement at June 30, 1998. Interest on credit line borrowings is at the lender's prime rate (8.5% at June 30, 1998) plus one-half of a percentage point. As of June 30, 1998, there was no balance outstanding under the line of credit.

Note 3 - Commitments and Contingencies
--------------------------------------

On March 12, 1997, the Company was notified of a lawsuit filed by an investment banking firm retained by the Company in connection with the August 1996 private placement of its common stock, seeking recovery of damages in the amount of approximately $60,000. In July 1998, this suit was settled on terms favorable to the Company. The effect of the settlement will not have a material effect on the Company's financial condition or results of operations.

Effective June 1, 1998, the Company entered into an employment agreement with William D. Nicely, its Chief Executive Officer. Under the terms of the contract, which extends though May 31, 2000, the Company will pay Mr. Nicely an annual base salary of $200,000 and an incentive bonus of up to 40% of his base salary upon the achievement of certain financial and other objectives. In addition, the Company granted Mr. Nicely options to purchase 200,000 shares of the common stock of the Company which vest over a five-year period.

Note 4 - Related Party Information
-----------------------------------

In 1995 and 1994, the Company made a series of personal loans to Dr. Joshua Levy, then an officer and director of the Company totaling $98,000. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrued interest at a rate equal to the rate paid by the Company under its line of credit. In accordance with this terms of this note, the Company received installment payments of $15,000 in January 1996 and January 1997. Effective July 31, 1997, the Company entered into an agreement with Dr. Levy that superseded the 1996 note. Under the terms of this agreement, the Company agreed to forgive the remaining balance of Dr. Levy's note, including interest accrued at a 10% annual rate, over a five-year period so long as Dr. Levy remains employed by the Company.

Note 5 - Recent Auditing Pronouncement
--------------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of An
Enterprise and Related Information" (SFAS 131). SFAS 131, which is effective for years beginning after December 15, 1997, revises the requirements for segment disclosures. The
Company will adopt this standard in the fourth quarter of 1998.

Note 6 - Disposition of  Operations
-----------------------------------

On August 1, 1997, Gateway's operations were sold. The purchaser assumed liability for certain leases related to Gateway's operations; purchased Gateway's inventories and made a $200,000 non-refundable payment against HemaCare's interest in future Gateway earnings. Cash proceeds from the sale, net of transaction costs were approximately $255,000. The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to the date of sale, up to a total maximum of $422,000. An additional payment of $100,000 is due when Gateway receives a Food and Drug Administration establishment license.

On July 17, 1998, the Company terminated the Citrus Valley Blood Services Agreement (the "Agreement") and discontinued Citrus Valley BMP operations. These actions were necessitated by the continuing shortage and escalating price of red blood cells, which comprise the largest portion of the blood products purchased by the Citrus Valley hospitals.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

HemaCare's operations include blood management programs ("Blood Management Programs" or "BMPs") and regional sales of blood products ("Blood Products") and blood services ("Blood Services"). A HemaCare Blood Management Program allows a hospital to outsource its blood procurement and donor center management operations. The Blood Management Program model was introduced in late 1995 with the Gateway Community Blood Program ("Gateway") in St. Louis, Missouri. In 1996, two Southern California BMPs were established. One with the University of Southern California, in February 1996, and another with Citrus Valley Health Partners, in October 1996. Gateway's operations were sold in August 1997, and the Citrus Valley Blood Management Program was disposed of in July of 1998. Blood Products include apheresis platelets and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and cryopreservation and donor testing.

All comparisons within the following discussions are to the comparable periods of the previous year.

Revenues and Operating Profit
-----------------------------

Total revenues increased 3% in the three-month and six-month periods of 1998. The increases resulted from higher Blood Services revenues in both periods, offset by lower BMP revenue in the three-month period and lower BMP and Blood Products revenue in the six-month period. The Company's operating profit as a percentage of revenues ("profit margin") increased to 22% in the second quarter of 1998 from 13% in the comparable quarter of 1997 and to 20% for the first half of 1998 from 15% in the first half of 1997. The increases in both periods were due to elimination of losses associated with Gateway, and in the second quarter, an increase in the profit margin on Blood Products sales.

Blood Management Programs

The 1998 three-month ($259,000) and six-month ($480,000)
decreases in BMP revenues were due primarily to the sale of Gateway in August 1997. Program profit margins increased by 12% in the three-month period and by 10% in the six-month period, as a result of the sale of Gateway, partially offset by a lower Citrus Valley BMP profit margin.

Throughout 1997 and continuing into the second quarter of 1998, red blood cells became increasingly more expensive and progressively more difficult to obtain. Red blood cells compose the largest portion of the blood products required by the Citrus Valley Hospitals. As a result of the cost and unavailability of red blood cells, the Company informed Citrus Valley Health Partners that it would no longer be able to meet its obligations under the terms of the Citrus Valley Blood Services Agreement (the "Agreement"). In July 1998, the Agreement was terminated, and Citrus Valley BMP operations were discontinued. Disposition of the Citrus Valley Blood Management Program is not expected to have a material effect on the Company's results of operations or financial condition.

Regional Operations

Blood Products
--------------
Blood Products revenues increased $51,000 (8%) in the second quarter and decreased $85,000 (6%) in the first half of 1998. The three-month increase was due to a higher volume of apheresis platelet sales, partially offset by a lower volume of whole blood component sales. The six-month revenue decrease was due to lower sales volumes for whole blood components only partially offset by increased apheresis platelet sales volumes. In both periods, the increase in apheresis platelet sales volume was due to higher demand from existing customers as well as the acquisition of new customers, while whole blood component sales volumes decreased primarily due to a shortage of red blood cells available for sale.

The profit margin on Blood Products revenues increased to 30% from 20% in the second quarter and to 25% from 24% in the first half of 1998. The second quarter increase resulted from a lower average, per unit cost of sales, partially offset by a lower, average per unit sales price.

Blood Services
--------------
Blood Services revenues increased 27% ($280,000) and 35% ($731,000) in the three-month and six-month periods of 1998, respectively. Approximately 44% of the three-month increase and 34% of the six-month increase was due to sales of albumin, a protein replacement fluid, to non-hospital customers. The remaining increases resulted from a higher demand for therapeutic procedures from existing customers. In addition, the average price charged for a therapeutic procedure increased in both 1998 periods, in response to higher albumin acquisition costs. However, the price increase did not entirely offset the higher albumin cost.

The profit margin on Blood Services revenues increased to 28% from 27% in the second quarter and decreased to 26% from 31% in the first half of 1998. The second quarter increase was due primarily to an easing of albumin costs, while the first half decrease was due to higher albumin costs.

General and Administrative Expense
----------------------------------

General and administrative expense increased 22% ($128,000) for the three-month period and 11% ($111,000) for the six-month period of 1998. Both increases reflects severance pay associated with an eliminated position, compensation cost associated with forgiveness of a related-party loan and higher legal, accounting and consulting fees. In addition, the 1997 three-month period general and administrative expense was reduced by a $71,000 recovery of previously expensed legal fees related to the ARC lawsuit which was settled in June 1997. The six month increase also reflects compensation for the Company's new CEO whose employment commenced in June 1998.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the Company had cash and cash equivalents of $1,571,000 and working capital of $2,088,000. The Company has a $700,000 line of credit with a commercial bank which is in effect through May 31, 1999. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.75 million. The Company was in compliance with all covenants of its borrowing agreement at June 30, 1998, and there were no borrowings outstanding on the line of credit at that date.

The Company's blood products and services businesses, other than the USC blood donor center (the "Center"), are profitable and cash flow positive. Center operations are expected to continue to be unprofitable until a higher level of Center blood collections can be achieved. The operating losses of the Center reduce the overall profitability of the USC Blood Management Program to the Company. The Company has implemented changes intended to increase the level of Center collections, but there can be no assurance that the Center will be able to achieve and maintain a breakeven or profitable level of collections.

The Company's common stock is listed on the Nasdaq Small Cap
Market ("Nasdaq"). In August 1997, Nasdaq adopted NASD
Marketplace Rule 4310(c)(04) (the "Rule") to strengthen both the quantitative and qualitative listing requirements for issuers.
The Rule, which became effective February 23, 1998, requires among other things, that issuers listed on the Nasdaq SmallCap Market maintain a minimum bid price of $1.00. The minimum bid price of the Company's stock as of August 12, 1998 was less than $1.00. On February 27, 1998, Nasdaq notified the Company that it was not in compliance with the minimum bid price requirement. In a letter dated June 17, 1998, the Company requested an exception to the minimum bid price listing requirement, citing the actions taken by the Company to increase it stock price. These actions included a proposed reverse stock split. On June 29, 1998, the Company's shareholders approved a proposal authorizing the Company's Board of Directors to declare a reverse stock split.

On July 28, 1998, the Company was informed that its request for an exemption had been denied and that the Company was entitled to request a review of this decision before its stock was delisted. The request for a review was submitted on August 4, 1998. If the Company is unable to obtain an exemption from the minimum bid price listing requirement or achieve compliance with the minimum bid price requirement, the Company's Board of Directors may declare a reverse stock split. Although the ultimate effect of a reverse stock split on the per share price of the Company's common stock can not be accurately predicted, the Company is hopeful that the per share price of stock, as quoted on Nasdaq, will be increased by a reverse stock split. In the event that the Company's common stock is no longer listed on the Nasdaq SmallCap Market or a national securities exchange, the liquidity of the Company's common stock would be adversely affected and the Company's ability to raise capital may be impaired.

Management is evaluating a number of opportunities to expand the Company's operations, including implementing outsourcing models in a variety of healthcare settings, joint ventures and acquisitions of apheresis-based business. Future HemaCare outsourcing arrangements will most likely be focused on providing specialized donation services, apheresis based products and services, and other technology-based blood therapies. However, implementing expansion plans may require that the Company obtain additional financing or partner with other blood product and service providers. There can be no assurance that the Company will be successful in implementing its expansion plans or that it will be able to obtain the funds necessary to finance such programs.

Amendments to the Federal self-referral laws and related regulations could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. However, these regulations are complex, and the Company requested a clarification of their application to its business from Health Care Financing Administration ("HCFA") in early 1996. The Company has not received a response to this request. In January 1998, new proposed regulations were issued for comment. The proposed regulations did not address therapeutic apheresis services, and the Company has requested a revision of these regulations to provide an exemption for therapeutic apheresis services similar to the exemption provided for dialysis services. The comment period for the proposed regulations ended in early May 1998, and the new regulations will be issued sometime after that date. In a discussion with the Company's legal counsel, HCFA personnel expressed a willingness to consider the arguments put forth in the Company's request for an exemption. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services to Dr. Levy's Medicare and MediCal patients (approximately $184,000 in the first half of 1998).

The Company anticipates that cash flow from profitable operations, borrowing available from its bank line of credit and its cash and investments on hand will be sufficient to provide funding for its existing needs during the next twelve months.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to expand its operations, obtain additional financing, to achieve profitability in its USC Center, to retain existing customers, to improve the profitability of the Company's other operations, to comply with the covenants under its bank line of credit and retain existing customers and obtain new customers. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                    PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings

            See disclosure in Form 10-K for the year ended December 31, 1997.

Item 4.     Submission of Matters to a Vote of Security Holders

            a. The Company's Annual Meeting of Shareholders (the "Meeting") was held on June 29, 1998.

            b. The following table shows the tabulation of votes for all matters put to vote at the Company's
                 Annual Meeting of Shareholders held June 29, 1998.

                                                   Against/                 Broker
 Matters Put to Vote                     For       Withheld     Abstain    Non-Votes
 --------------------                 ----------   ----------   ---------  -----------

 1. Election of Three Directors
    Alan C. Darlington.............   5,703,951      207,179
    Charles R. Schwab, Jr..........   5,704,251      206,879
    Julien L. Steffenhagen.........   5,703,951      207,179

2.  Proposal to Amend the Company
    Company's 1998 Stock Incentive
    Plan...........................   2,518,042      383,814    20,449     2,988,825

3.  Proposal to Authorize a Reverse
    Stock Split....................   5,122,157      760,987    27,986

4.  Ratification of Appointment of
    Independent Accountants........   5,865,433       22,500    23,197

                                     12

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

             10.1 Employment agreement between the Registrant and William D. Nicely dated May 27, 1998.

             27      Financial Data Schedule for the Quarter
                     Ending June 30, 1998.

          b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     August 12, 1998                 HEMACARE CORPORATION
      -------------------                    (Registrant)


                                       /s/ Sharon C. Kaiser
                                       ________________________________
                                       Sharon C. Kaiser, Senior Vice
                                       President, Finance and Chief
                                       Financial Officer

                        INDEX TO EXHIBITS



                                                             Method of Filing
                                                             ----------------
10.1	Employment Agreement between the Registrant and
        William Nicely, dated May 27, 1998                  Filed herewith electronically

27	Financial Data Schedule for the quarter ending
        June 30, 1998                                       Filed herewith electronically