Form 10-Q
period 1998-09-30
HEMACARE CORP /CA/
filed 1998-11-16
CIK 801748

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

As of November 12, 1998, 7,281,120 shares of Common Stock of the
Registrant were issued and outstanding.

=============================================================================

                                  INDEX

                           HEMACARE CORPORATION



PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements

		Consolidated balance sheets-September 30, 1998 and December
                31, 1997

		Consolidated statements of operations-Three and nine months ended September 30, 1998 and 1997

		Consolidated statements of cash flows-Nine months ended September 30, 1998 and 1997

		Notes to consolidated financial statements-September 30,
                1998

Item 2.		Management's Discussion and Analysis of Financial
                Condition and Results of Operations


PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings

Item 4.		Submission of Matters to a Vote of Security Holders

Item 5.		Other Information

Item 6.  	Exhibits

SIGNATURES
                                2

PART 1.    FINANCIAL INFORMATION
Item 1.    Financial Statements
-------    ---------------------

                               HEMACARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,
                                                           1998            1997
                                                       ------------    ------------
                                                       (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents........................... $  1,473,000    $  1,249,000
  Marketable securities...............................      480,000         363,000
  Accounts receivable, net of allowance for
    doubtful accounts - $81,000 (1998 and 1997).......    1,417,000       1,561,000
  Product inventories.................................       43,000          63,000
  Supplies............................................      348,000         341,000
  Prepaid expenses....................................      129,000         123,000
  Note receivable from officer - current..............       24,000          24,000
                                                       -------------   -------------
       Total current assets........................... $  3,914,000    $  3,724,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,806,000 (1998) and $1,690,000 (1997).............      474,000         585,000
Note receivable from officer - non-current............       53,000          65,000
Other assets..........................................       52,000          10,000
                                                       -------------   -------------
                                                       $  4,493,000    $  4,384,000
                                                       =============   =============
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $    415,000    $    659,000
  Accrued payroll and payroll taxes...................      575,000         493,000
  Other accrued expenses..............................      340,000         366,000
  Current obligations under capital leases............      126,000         140,000
  Reserve for discontinued operations - current.......      122,000         115,000
                                                       -------------   -------------
        Total current liabilities.....................    1,578,000       1,773,000

Obligations under capital leases, net
  of current portion..................................      133,000         209,000
Commitments and contingencies.........................
Shareholders' equity:
  Common stock, without par value -
    20,000,000 shares authorized,
    7,281,120 issued and outstanding in 1998
    and 7,190,710 in 1997.............................   13,570,000      13,515,000
  Accumulated deficit.................................  (10,788,000)    (11,113,000)
                                                       -------------   -------------
Total shareholders' equity............................    2,782,000       2,402,000
                                                       -------------   -------------
                                                       $  4,493,000    $  4,384,000
                                                       =============   =============

                The accompanying notes are an integral
            part of these consolidated financial statements.

                                  HEMACARE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                      Three months ended             Nine months ended
                                         September 30,                  September 30,
                                     1998            1997           1998            1997
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $    587,000   $ 1,002,000     $  2,291,000   $  3,185,000
   Blood products...............     1,075,000       567,000        2,335,000      1,911,000
   Blood services...............     1,005,000     1,098,000        3,805,000      3,166,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     2,667,000     2,667,000        8,431,000      8,262,000

Operating costs and expenses:
   Blood management programs....  $    465,000   $ 1,059,000     $  2,067,000   $  3,339,000
   Blood products...............       676,000       426,000        1,622,000      1,451,000
   Blood services...............       661,000       774,000        2,723,000      2,209,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     1,802,000     2,259,000        6,412,000      6,999,000
                                  -------------  ------------    -------------  -------------

     Operating profit...........       865,000       408,000        2,019,000      1,263,000

General and administrative
   expense......................       608,000       494,000        1,694,000      1,466,000
Other income (expense)..........            --        10,000               --          7,000
Gain on sale of Gateway
   Community Blood Program......            --       128,000               --        128,000
                                  -------------  ------------    -------------  -------------
Income (loss) from continuing
   operations before income
   taxes........................       257,000        52,000          325,000        (68,000)

Provision for income taxes......             -             -                -              -

Discontinued operations:
   Gain on disposal of dis-
     continued operations.......             -             -                -        120,000
                                  -------------  ------------    -------------  -------------
   Net income (loss)............  $    257,000   $    52,000     $    325,000   $     52,000
                                  =============  ============    =============  =============

Basic and diluted per share
  amounts:
   Income (loss) from continuing
     operations.................  $       0.04   $     0.01      $       0.05   $       (0.01)
   Income from discontinued
     operations.................             -            -                 -            0.02
                                  -------------  -----------     -------------  --------------
                                  $       0.04   $     0.01      $       0.05   $        0.01
                                  =============  ============    =============  ==============

Weighted average common shares
  used to compute:

  Basic income (loss) per
    share......................     7,281,120     7,190,710        7,194,113       7,185,212
                                  ============   ===========     ============   =============
  Diluted income (loss) per
    share......................     7,281,120     7,190,710        7,194,382       7,344,998
                                  =============  ============    =============  ==============

                               The accompanying notes are an integral part of
                                    these consolidated financial statements.

                            HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                Nine months ended September 30,
                                                                     1998           1997
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income...................................................  $   325,000     $    52,000
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Gain on disposal of discontinued operations..............            -        (248,000)
      Depreciation and amortization............................      116,000         178,000
      Issuance of common stock and options for compensation....       13,000               -

  Changes in operating assets and liabilities:
      Decrease in accounts receivable..........................      144,000         482,000
      Decrease in inventories, supplies and prepaid expenses...        7,000           5,000
      Decrease in accounts payable and other accrued
        expenses...............................................     (146,000)       (587,000)
      Proceeds from (expenditures for) discontinued operations.        7,000         (55,000)
                                                                 ------------    ------------
  Net cash provided by (used in) operating activities..........      466,000        (173,000)

Cash flows from investing activities:
      Decrease in note receivable from related party...........       12,000          10,000
      Increase in marketable securities........................     (117,000)        (44,000)
      (Purchase) disposition of plant and equipment, net.......      (47,000)        282,000
                                                                 ------------    ------------
  Net cash provided by (used in) investing activities..........     (152,000)        248,000

Cash flows from financing activities:
      Principal payment on line of credit and capital leases...      (90,000)       (103,000)
                                                                 ------------    ------------
      Net cash used in financing activities....................      (90,000)       (103,000)
                                                                 ------------    ------------

      Increase (decrease) in cash and cash equivalents.........      224,000         (28,000)
      Cash and cash equivalents at beginning of period.........    1,249,000       1,136,000
                                                                 ------------    ------------
      Cash and cash equivalents at end of period...............  $ 1,473,000     $ 1,108,000
                                                                 ============    ============

Supplemental disclosure:
      Interest paid............................................  $    19,000     $    42,000
                                                                 ============    ============
Items not impacting cash flows:
      Decrease in capital lease obligations....................  $         -     $  (356,000)
                                                                 ============    ============

                   The accompanying notes are an integral part of these
                            consolidated financial statements.
                                             5

                             HemaCare Corporation
                   Notes to Consolidated Financial Statements



NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

HemaCare is a blood products and services company. For the first nine months of 1998 the Company has provided its products and services to hospitals and medical centers located in southern
California.

Effective October 22, 1998 the Company acquired the assets of Coral Therapeutics, Inc. a company which provided blood products and services to hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, New Jersey, North Carolina and several other states (see Note 7). Coral's services are similar to those of the Company, and the acquisition significantly expands the geographic scope of the Company's operations. The Coral acquisition will be accounted for using the purchase method of accounting and the results of the new Coral operations will be included in the Company's financial statements subsequent to the date of acquisition.

Blood Products
--------------

Blood products revenue consists principally of sales of apheresis or single donor platelets. Platelets are a blood component useful in treating patients with a variety of medical conditions, particularly cancer patients undergoing chemotherapy. Through the apheresis process, the Company is able to collect a sufficient amount of this blood component from a single donation to constitute a therapeutic unit of platelets for transfusion to a patient in need.

Blood product sales also include sales of other whole blood components including plasma and red blood cells.

Blood products are collected and processed at the Company's principal facility in Sherman Oaks. California. Products are also collected at the Company's USC Blood Donor Center. The Company conducts its blood product operations under licensure of the US Food and Drug Administration (FDA).

Blood Services
--------------

Blood services revenue consists of sales of therapeutic apheresis procedures, peripheral blood stem cell collection and cryopreservation and other medical procedures performed by a specially trained nursing staff, generally in a hospital setting.
 These procedures involve the use of specialized blood separation technology to remove selected components of a patient's blood as a part of a therapeutic treatment program prescribed by a physician. The Company provides these services to hospitals on a mobile basis. Specially trained nurses employed by the Company using HemaCare-owned equipment provide care to patients on client hospital premises.

Blood services revenue also includes fees charged by the Company for testing services provided to hospitals that operate their own blood donation programs.

Blood Management Programs
-------------------------

The Company operates a Blood Management Program (BMP) for two hospitals affiliated with the University of Southern California.
 A BMP allows a hospital to outsource many blood-related operations to HemaCare. The Company previously operated two other BMPs, one of these was located in St. Louis, Missouri (Gateway) and another was conducted for three southern California hospitals (Citrus Valley). The Gateway program was sold August 1997 and the Citrus Valley program was terminated in July of 1988. These programs did not meet the Company's profitability criteria.

NOTE 2 - LINE OF CREDIT

Since August 1991, the Company has maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. The credit line is in effect through May 31, 1999. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its credit line agreement at September 30, 1998. Interest on credit line borrowings is at the lender's prime rate (8.5% at September 30, 1998) plus one-half of a percentage point. As of September 30, 1998, there was no balance outstanding under the line of credit. On October 22, 1998, the Company borrowed $600,000 on its line of credit in connection with the acquisition of the assets of Coral Therapeutics, Inc. (See Note 7 below.)

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 12, 1997, the Company was notified of a lawsuit filed by an investment banking firm retained by the Company in connection with the August 1996 private placement of its common stock, seeking recovery of damages in the amount of approximately $60,000. In July 1998, this suit was settled on terms favorable to the Company. The effect of the settlement did not have a material effect on the Company's financial condition or results of operations.

NOTE 4 - RELATED PARTY INFORMATION

In 1995 and 1994, the Company made a series of personal loans to Dr. Joshua Levy, then an officer and director of the Company, totaling $98,000. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrued interest at a rate equal to the rate paid by the Company under its line of credit. In accordance with the terms of this note, the Company received installment payments of $15,000 in January 1996 and January 1997. Effective July 31, 1997, the Company entered into an agreement with Dr. Levy that superseded the 1996 note. Under the terms of this agreement, the Company agreed to forgive the remaining balance of Dr. Levy's note, including interest accrued at a 10% annual rate, over a five-year period so long as Dr. Levy remains employed by the Company.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS 131). SFAS 131, which is effective for years beginning after December 15, 1997, revises the requirements for segment disclosures. The Company will adopt this standard in the fourth quarter of 1998.

NOTE 6 - DISPOSITION OF OPERATIONS

On August 1, 1997, Gateway's operations were sold. The purchaser assumed liability for certain leases related to Gateway's operations; purchased Gateway's inventories and made a $200,000 non-refundable payment against HemaCare's interest in future Gateway earnings. Cash proceeds from the sale, net of transaction costs, were approximately $255,000. The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to the date of sale, up to maximum of $422,000. An additional payment of $100,000 is due when Gateway receives a Food and Drug Administration establishment license.

On July 17, 1998, the Company terminated the Citrus Valley Blood Services Agreement (the "Agreement") and disposed of Citrus Valley BMP operations. These actions were necessitated by the continuing shortage and escalating price of red blood cells, which comprise the largest portion of the blood products purchased by the Citrus Valley hospitals. The disposition is not expected to have a material, adverse effect on the Company's results of operations or financial position.

NOTE 7 - SUBSEQUENT EVENT - ACQUISITION

As previously reported on Form 8-K filed November 5, 1998, on October 22, 1998, HemaCare, through its wholly owned subsidiary Coral Blood Services, Inc. ("CBS"), acquired substantially all the assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North Carolina and other states. The acquired assets include (i) approximately $1.4 million in accounts receivable, $600,000 of which are over 90 days old, (ii) fixed assets and (iii) Coral's rights under its hospital contracts. HemaCare is currently in the process of negotiating separate agreements with the hospitals previously served by Coral and is providing services to most of these hospitals under interim arrangements. Concurrently with the closing of the asset purchase, HemaCare extended offers of employment to most of Coral's employees.

The acquisition price of the assets was $950,000 in cash and 450,000 shares of HemaCare's Series B senior convertible preferred stock. The Company financed the acquisition by (i) utilizing existing cash balances, (ii) borrowing $600,000 on its line of credit and (iii) issuing 450,000 shares of HemaCare Series B senior convertible preferred stock. The Series B preferred stock is convertible into 500,000 shares of HemaCare common stock, at the option of the holder, one year after issuance. In addition, HemaCare has entered into or expects to enter into non-competition agreements with certain former managers of Coral pursuant to which HemaCare expects to make cash payments and issue shares of HemaCare common stock and warrants to purchase HemaCare common stock. HemaCare also expects to satisfy certain liabilities of Coral to its ex-employees and to make payments necessary to maintain essential business relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------    ------------------------------------------------------------

HemaCare is a blood products and services company. For the first nine months of 1998 the Company has provided its products and services to hospitals and medical centers located in southern California.

Effective October 22, 1998 the Company acquired the assets of Coral Therapeutics, Inc. a company which provided blood products and services to hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, New Jersey, North Carolina and several other states. Coral's services are similar to those of the Company, and the acquisition significantly expands the geographic scope of the Company's operations. The Coral acquisition will be accounted for using the purchase method of accounting and the results of the new Coral operations will be included in the Company's financial statements subsequent to the date of acquisition.

Blood Products
--------------

Blood products revenue consists principally of sales of apheresis or single donor platelets. Platelets are a blood component useful in treating patients with a variety of medical conditions, particularly cancer patients undergoing chemotherapy. Through the apheresis process, the Company is able to collect a sufficient amount of this blood component from a single donation to constitute a therapeutic unit of platelets for transfusion to a patient in need.

Blood product sales also include sales of other whole blood components including plasma and red blood cells.

Blood products are collected and processed at the Company's principal facility in Sherman Oaks. California. Products are also collected at the Company's USC Blood Donor Center. The Company conducts its blood product operations under licensure of the US Food and Drug
Administration (FDA).

Blood Services

Blood services revenue consists of sales of therapeutic apheresis procedures, peripheral blood stem cell collection and cryopreservation and other medical procedures performed by a specially trained nursing staff, generally in a hospital setting. These procedures involve the use of specialized blood separation technology to remove selected components of a patient's blood as a part of a therapeutic treatment program prescribed by a physician. The Company provides these services to hospitals on a mobile basis. Specially trained nurses employed by the Company using HemaCare-owned equipment provide care to patients on client hospital premises.

Blood services revenue also includes fees charged by the Company for testing services provided to hospitals that operate their own blood donation programs.

Blood Management Programs
-------------------------

The Company operates a Blood Management Program (BMP) for two hospitals affiliated with the University of Southern California. A BMP allows a hospital to outsource many blood-related operations to HemaCare. The Company previously operated two other BMPs, one of these was located in St. Louis, Missouri (Gateway) and another was conducted for three southern California hospitals (Citrus Valley).
The Gateway program was sold August 1997 and the Citrus Valley program was terminated in July of 1988. These programs did not meet the Company's profitability criteria.

All comparisons within the following discussions are to the comparable periods of the previous year.

-----------------------------
Revenues and Operating Profit
-----------------------------

Total revenues were consistent in the three-month period and increased 2% in the nine-month period of 1998. The nine-month increase resulted from higher Blood Products and Blood Services revenues, offset by lower BMP revenue. The Company's operating profit as a percentage of revenues ("profit margin") increased to 32% in the third quarter of 1998 from 15% in the comparable quarter of 1997 and to 24% for the first nine months of 1998 from 15% in the comparable period of 1997. The increases in both periods were due primarily to the elimination of losses associated with Gateway and, with respect to the third quarter, the elimination of losses associated with Citrus Valley, combined with a higher gross profit margin on sales of apheresis platelets.

Blood Management Programs
-------------------------

The 1998 three-month ($415,000) and nine-month ($894,000) decreases in BMP revenues were due to the sale of Gateway in August 1997 and the disposition of Citrus Valley in July 1998. Program profit margins increased by 26% in the three-month period and by 15% in the nine-month period, as a result of the elimination of these under-performing programs.

On July 17, 1998, the Company terminated the Citrus Valley Blood Services Agreement (the "Agreement") and discontinued Citrus Valley BMP operations. These actions were necessitated by the continuing shortage and escalating price of red blood cells, which comprise the largest portion of the blood products purchased by the Citrus Valley hospitals. Disposition of the Citrus Valley Blood Management Program did not to have a material, adverse effect on the Company's results of operations or financial condition.

Blood Products
--------------

Blood Products revenues increased $508,000 (90%) in the third quarter and increased $424,000 (22%) in the first nine-months of 1998. The three-month and nine-month increases were due to higher volumes of apheresis platelet sales, partially offset by a lower volume of whole blood component sales. In both periods, the increase in apheresis platelet sales volume was due to higher demand from existing customers as well as the acquisition of new customers, while whole blood component sales volumes decreased primarily due to a shortage of red blood cells available for sale.

The profit margin on Blood Products sales increased to 37% from 25% in the third quarter and to 31% from 24% in the first nine months of 1998. The increases resulted from a higher percentage of apheresis platelet sales in the mix of products sold and from a lower average cost per apheresis platelet unit sold, partially offset by a lower, average sales price per apheresis platelet sold.

Blood Services
--------------

Blood Services revenues decreased 8% ($93,000) in the three-month period and increased 20% ($639,000) in the nine-month period of 1998. The third quarter decrease in revenue was due to a lower average price per procedure resulting from the mix of procedures provided. Approximately 39% of the nine-month increase resulted from sales of albumin, a protein replacement fluid, to non-hospital customers. The remaining nine-month increase resulted from a higher demand for therapeutic procedures from existing customers. In addition, the average price charged for a therapeutic procedure increased in both 1998 periods, in response to higher albumin acquisition costs. However, the price increase did not entirely offset the higher albumin cost.

The profit margin on Blood Services sales increased to 34% from 30% in the third quarter and decreased to 28% from 30% in the first nine months of 1998. The third quarter increase was due primarily to an easing of albumin costs, while the nine month decrease was due to higher albumin costs.

----------------------------------
General and Administrative Expense
----------------------------------

General and administrative expense increased 26% ($124,000) for the three-month period and 16% ($235,000) for the nine-month period of 1998. Both increases reflects severance payments, compensation cost associated with forgiveness of a related-party loan, higher CEO compensation and higher legal, director and consulting fees. In addition, the 1997 nine-month general and administrative expense was reduced by a $71,000 recovery of previously expensed legal fees related to the Company's lawsuit against the American Red Cross, which was settled in June 1997.

-------------------------------
Liquidity and Capital Resources
-------------------------------

At September 30, 1998, the Company had cash and cash equivalents of $1,953,000 and working capital of $2,336,000. The Company has a $700,000 line of credit with a commercial bank which is in effect through May 31, 1999. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $700,000, and must maintain certain financial ratios including working capital, as defined, of $500,000 and a tangible net worth of not less than $1.75 million. The Company was in compliance with all covenants of its borrowing agreement at September 30, 1998, and there were no borrowings outstanding on the line of credit at that date.

The Company's blood products and services businesses, other than the USC Blood Donor Center (the "Center"), are profitable and cash flow positive. Center operations are expected to continue to be unprofitable until a higher level of Center blood collections can be achieved. The operating losses of the Center reduce the overall profitability of the USC Blood Management Program to the Company. The Company continues to implement changes intended to increase the level of Center collections, but there can be no assurance that the Center will be able to achieve and maintain a breakeven or profitable level of collections.

Effective November 2, 1998, the Company's common stock is quoted on the OTC Bulletin Board. Prior to that date, the Company's common stock was listed on the Nasdaq Small Cap Market ("Nasdaq"). Issuers listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00, and the Company's common stock has been trading below the minimum price for some time. Despite requests to Nasdaq for an exception to the minimum bid price listing requirement, on October 29, 1998, the Company was informed that its stock would be delisted from the Nasdaq SmallCap market effective the end of that day. Although the Company's common stock is traded on the OTC Bulletin Board, the liquidity of the Company's common stock and the Company's ability to raise capital may be impaired by the Nasdaq delisting.

On October 22, 1998, HemaCare, through its wholly owned subsidiary Coral Blood Services, Inc. ("CBS"), acquired substantially all the assets of Coral Therapeutics, Inc. ("Coral"). The acquired assets include (i) approximately $1.4 million in accounts receivable, $600,000 of which are over 90 days old, (ii) fixed assets and (iii) Coral's rights under its hospital contracts. HemaCare is currently in the process of negotiating separate agreements with the hospitals previously served by Coral and is providing services to most of these hospitals under interim arrangements. HemaCare extended offers of employment to most of Coral's employees.

The acquisition price of the assets was $950,000 in cash and 450,000 shares of HemaCare's Series B senior convertible preferred stock. The Company financed the acquisition by (i) utilizing existing cash balances, (ii) borrowing $600,000 on its line of credit and (iii) issuing 450,000 shares of HemaCare Series B senior convertible preferred stock. In addition, HemaCare has entered into or expects to enter into non-competition agreements with certain former managers of Coral pursuant to which HemaCare expects to make cash payments and issue shares of HemaCare common stock and warrants to purchase HemaCare common stock. HemaCare also expects to satisfy certain liabilities of Coral to its ex-employees and to make payments necessary to maintain essential business relationships.

Management is evaluating other opportunities to expand the Company's operations, including implementing outsourcing models in a variety of healthcare settings, joint ventures and acquisitions of apheresis-based business. Future HemaCare outsourcing arrangements will most likely be focused on providing specialized donation services, apheresis based products and services, and other technology-based blood therapies. However, implementing expansion plans may require that the Company obtain additional financing or partner with other blood product and service providers. There can be no assurance that the Company will be successful in implementing its expansion plans or that it will be able to obtain the funds necessary to finance such programs.

Amendments to the Federal self-referral laws and related regulations could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. However, these regulations are complex, and the Company requested a clarification of their application to its business from Health Care Financing Administration ("HCFA") in early 1996. The Company has not received a response to this request. In January 1998, new proposed regulations were issued for comment. The proposed regulations did not address therapeutic apheresis services, and the Company has requested that HCFA revise these regulations to provide an exemption for therapeutic apheresis services similar to the exemption provided for dialysis services. The comment period for the proposed regulations ended in early May 1998, and the new regulations will be issued sometime after that date. In a discussion with the Company's legal counsel, HCFA personnel expressed a willingness to consider the arguments put forth in the Company's request for an exemption. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose future revenue from services to be provided to Dr. Levy's Medicare and MediCal patients (approximately $244,000 in the first nine months of 1998).

The Company anticipates that cash flow from profitable operations, collection of the accounts receivable purchased from Coral, borrowing available from its bank line of credit and its cash and investments on hand will be sufficient to provide funding for its existing needs during the next twelve months.

---------------------------------------------
Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf months of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, demand for the Company's products and services, the liquidity of the Company's common stock and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf months of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to expand its operations, obtain additional financing, to repay existing debt, to achieve profitability in its USC Center, to retain existing customers and obtain new customers, to integrate the assets recently acquired from Coral Therapeutic, Inc.'s secured lender, to retain the Coral Therapeutic, Inc. customers, to improve the profitability of the Company's other operations and to comply with the covenants under its bank line of credit. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.    OTHER INFORMATION


Item 1.	 	 Legal Proceedings

                 See disclosure in Form 10-K for the year ended December
                 31, 1997.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None

Item 5.          Other Information

                 The proxy materials for the 1998 annual meeting of stockholders held on June 29, 1998 were mailed to shareholders of the Company on May 18, 1998. Shareholder proposals to be presented at the 1999 annual meeting of shareholders must be received at the Company's executive offices at 4954 Van Nuys Blvd., Sherman Oaks, California 91403, addressed to the attention of the Corporate Secretary by January 19, 1999, in order to be considered for inclusion in the proxy materials relating to such meeting. Recently, the Securities and Exchange Commission amended its rule governing a company's ability to use discretionary proxy authority with respect to shareholder proposals which were not submitted by the shareholders in time to be included in the proxy statement. As a result of that rule change, in the event a shareholder proposal is not submitted to the Company prior to April 3, 1999, the proxies solicited by the Board of directors for the 1999 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgement and discretion if the proposal is presented at the 1999 annual meeting of shareholders without any discussion of the proposal in the proxy statement for such meeting.

Item 6.		Exhibits and Reports on Form 8-K

                a. Exhibits

                   10.1 Office Building Lease dated August 1, 1998 between the Registrant and Tar Asset Addison Place, L.P. (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Such exhibits are listed in the Office Building Lease. The Registrant hereby agrees to furnish supplementary to the Securities and Exchange Commission, upon its request, any or all such omitted exhibits.)

                   27    Financial Data Schedule for the Quarter
                         Ending September 30, 1998.


                b. The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     November 13, 1998                  HEMACARE CORPORATION
                                         -----------------------------
                                                 (Registrant)

                                            /s/ Sharon C. Kaiser
                                         ------------------------------
                                         Senior Vice President,
                                         Finance and Chief Financial
                                         Officer

                      INDEX TO EXHIBITS




           Description                                             Method of Filing
------     -----------------------------------------------------   -----------------

10.1       Office Building Lease dated August 1, 1998 between the  Filed herewith electronically
           Registrant and Tar Asset Addison Place, L.P. (Exhibits
           have been omitted pursuant to Item 601(b)(2) of
           Regulation S-K.  Such exhibits are listed in the Office
           Building Lease.  The Registrant hereby agrees to
           furnish supplementary to the Securities and Exchange
           Commission, upon its request, any or all such omitted
           exhibits.)

27         Financial Data Schedule for the quarter ending         Filed herewith electronically
           September 30, 1998