Form 10-K405
period 1998-12-31
HEMACARE CORP /CA/
filed 1999-03-31
CIK 801748

==============================================================================

		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549
				  FORM 10-K

(Mark one)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1998

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 0-15223

			     HEMACARE CORPORATION
	    (Exact name of registrant as specified in its charter)

State or other jurisdiction of                          I.R.S. Employer I.D.
incorporation or organization: California               Number:  95-3280412
			       -----------                       ----------
4954 Van Nuys Boulevard
Sherman Oaks, California                                     91403
(Address of principal executive offices)                  (Zip Code)

			      -----------------

Registrant's telephone number, including area code: (818) 986-3883

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
							 (without par value)
Rights to Purchase Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   YES  X  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:   X

As of March 26, 1999, 7,281,120 shares of Common Stock of the Registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date (based upon the closing price of the Common Stock as reported by NASDAQ National Market System was approximately $4,578,970.

Portions of the Registrant's definitive Proxy Statement for its June 17, 1999 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III. Such proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1998.

=============================================================================

				 PART I

ITEM 1.  BUSINESS.

General
-------

HemaCare Corporation and its wholly owned subsidiary Coral Blood Services, Inc. offer a full range of blood services and products to hospitals and medical centers. HemaCare is the first publicly traded company to be licensed by the Food and Drug Administration, which regulates the blood industry, and accredited by the American Association Blood Banks. The Company has been providing blood services and products in Southern California since 1978. In October 1998, Coral Blood Services, Inc. was formed to acquire blood products and services operations in the eastern United States. The Company now has operations in 12 states.

During the last decade, hospitals, which spend more than $4 billion annually on blood products and services, have experienced increasing cost containment pressures. As a result, these institutions are continuously looking for ways of providing more cost-effective health services. HemaCare has responded to this need by developing customized blood services programs designed to meet the specific requirements of each individual hospital customer.

The Company's customers include university teaching hospitals, medical centers and regional hospitals located in California, Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, North Carolina, Rhode Island, Tennessee and West Virginia. Products and services are provided to these customers under contractual agreements, and in some cases, under interim arrangements while contractual agreements are being negotiated.
Each customer selects the products and services provided by the Company which best meet its needs,including:

- Product procurement. (Apheresis platelets and plasma and whole blood derived components.)
- Therapeutic apheresis. (Plasma exchange, cell depletion and immunadsorption procedures.)
- Stem cell collection and cryopreservation.
- Interoperative autologous transfusion.
- Donor center management.
- Donor sample testing.
- Blood management consulting.
- Research and clinical trial protocols.

Several of the Company's customers have elected to outsource some or all of their blood services to the Company in a blood management program arrangement.

The Company's corporate headquarters are located in Sherman Oaks, California, north of downtown Los Angeles. This location also serves as the regional office for Southern California operations. Other regional offices are located in Portland, Maine, Yonkers, New York and Chapel Hill, North Carolina.

The HemaCare scientific advisory board, established in 1997, provides input and counsel to the Company's board of directors and management on technical and regulatory matters as well as participating in periodic management meetings. Chaired by Joshua Levy, MD, the advisory board is comprised of nationally recognized experts in the fields of blood banking, apheresis technology and application, and regulatory compliance.

Certain medical terms included in the following discussions are further explained in a glossary located at the end of this Item 1. HemaCare Corporation and its wholly owned subsidiaries are collectively referred to herein as "HemaCare" or the "Company", and Coral Blood Services, Inc. is referred to as "CBS".

Blood Management Programs
-------------------------

A HemaCare Blood Management Program ("BMP")is an arrangement in which a hospital outsources some or all of its blood procurement and donor center management functions to HemaCare while retaining the convenience and efficiencies of an in-house program.

HemaCare supplies the BMP customer with blood products from collections at the customer's donation center or from collections at other HemaCare donation sites or products purchased by HemaCare from outside suppliers. HemaCare establishes and operates a blood donation center under the name of the sponsoring BMP hospital. Typically, the center is staffed, operated and managed by the Company which is also responsible for regulatory compliance. A Blood Management Program aligns the interests of the Company and its hospital customer, providing the customer with a "partner" in achieving its financial, regulatory compliance and patient service goals. The BMP model continues to evolve in response to the changing needs of the Company's customers.

Dartmouth-Hitchcock Medical Center

Mary Hitchcock Memorial Hospital at Dartmouth-Hitchcock Medical Center ("DHMC") outsources its apheresis platelet and plasma collections, autologous and directed donation collection services, therapeutic apheresis and stem cell collection services and blood related research in a BMP arrangement. Located in Lebanon, New Hampshire, DHMC, a 430 bed hospital, is affiliated with Dartmouth College and is the teaching hospital for Dartmouth College Medical School. DHMAC, a major research center, serves as the tertiary care center for New Hampshire and adjacent areas of Vermont. The Company collects apheresis products for the hospital and provides autologous and directed donations services and conducts a donor-retested plasma program. Therapeutic apheresis and stem cell collection services are provided in the hospital-based donor room or at the patient's bedside, as directed by the responsible physician.
The Company's current BMP agreement with DHMC extends through October 2001.

Maine Medical Center

Located in Portland, Maine, the Maine Medical Center ("MMC"), a 600 bed teritiary care, teaching hospital, is the largest medical center in northern New England. In 1994, MMC elected to outsource its apheresis platelet collections and, in 1997, added therapeutic apheresis functions and stem cell collections to its BMP arrangement. The Company provides substantially all of the apheresis platelets used by MMC from products collected at its donor facility in Portland and on mobile platelet drives conducted in the greater Portland area. Mobile therapeutic apheresis and stem cell collection services are provided to MMC's patients and physicians by specially trained registered nurses. In addition, the Company offers low density lipoprotein ("LDL") therapeutic services to patients with extremely high blood cholesterol levels which are resistant to dietary and drug treatments.

St. Vincent Hospital

Located in Worcester, Massachusetts, St. Vincent Hospital ("St. Vincent") is a 330 bed tertiary and acute care hospital serving central Massachusetts. In March 1998, St. Vincent outsourced its entire blood procurement and donor room function on an exclusive basis. Services provided by the Company to St. Vincent include procurement of blood products, whole blood and apheresis platelet collections, autologous and directed donations services and therapeutic apheresis services. An integral part of these services is the operation of a donor room located in St. Vincent hospital. This facility provides a convenient location for patients and their families to donate blood.

University of North Carolina

The University of North Carolina's BMP arrangement designates the Company as the primary provider of apheresis products to the UNC Hospitals in Chapel Hill, North Carolina ("UNC"). The Company also provides apheresis platelet plasma products to UNC. The Company collects these products in its hospital-based donor room and on mobile blood drives. The 660 bed UNC facility is the teaching hospital for the University of North Carolina School of Medicine and is an active blood-banking research institution.

University of Southern California

The University of Southern California ("USC") BMP agreement established HemaCare as the primary provider of blood products and services to the patients and physicians of USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital. Together these hospitals comprise a 340 bed tertiary care and research center. An integral part of the USC program is a blood donation center located on the USC Health Sciences Campus. In addition, the Company provides mobile therapeutic apheresis and stem cell collection services to USC. The BMP agreement, which was recently renewed, is in effect until March 2002.

Citrus Valley Health System

In October 1996, Citrus Valley Health Partners named HemaCare as the exclusive provider of blood services to its three-hospital network in the Los Angeles metropolitan area. This program proved to be uneconomic, and in July 1998 was terminated.

Blood Products
--------------

General

The Company sells single donor apheresis platelet products ("apheresis platelets" or "platelets"), apheresis plasma and whole blood derived components ("components") such as red blood cells and fresh frozen plasma to more than 25 hospital customers.

Blood products are collected at each of the BMP donor centers. These products are generally sold to the BMP hospital. Components are manufactured at the Sherman Oaks facility and at St. Vincent Hospital.

Single Donor Apheresis Platelets

The Company collects single donor platelets, using automated blood separation technology, at its Sherman Oaks, California location, each of the BMP locations and at two sponsoring hospitals in the metropolitan New York area.

Platelets are sold to hospitals for transfusion into cancer patients undergoing chemotherapy, patients undergoing major surgery such as open heart surgery or transplant procedures, and trauma or other conditions associated with massive blood loss.

Platelet apheresis technology involves the use of a cell separator operated by a trained clinician. The procedure removes blood from a donor through a needle in one arm, pumping the blood through the cell separator where the desired platelet component is retained and returning the blood, including the red cells, to the donor. The procedure typically requires one to three hours and may be done up to 24 times per year, since donating platelets does not deplete donors of red blood cells. Temperature control and constant movement (using a rotator) maintain the platelets' viability for five days. When necessary to meet its customers' needs, the Company also purchases platelet products for resale. Such platelet suppliers are Food and Drug Administration ("FDA") licensed and accredited by the American Association of Blood Banks ("AABB"). Approximately 4% of platelets sold by the Company in 1998 were purchased from outside suppliers.

In order to attract and retain qualified donors at its Sherman Oaks, California location, the Company reimburses these donors for their time and commitment. As a result, the Company has developed a select group of repeat donors who are tested regularly in connection with their frequent donations. Cash reimbursement to donors is variable, based on the number and frequency of donations, and includes a bonus program. Most southern California platelets products are obtained from paid donations made at the Company's Sherman Oaks location. Unless extended, the law enabling HemaCare to sell apheresis platelets obtained from compensated donors in California will expire in December 2001, which could have a material adverse affect on the Company's revenue and net income. The Company is evaluating a number of alternatives with regard to continuing its California based apheresis platelet business after the year 2001. The Company also recruits non-cash compensated donors for its BMP donor centers and hospital sponsored collection programs.

Platelet donors who are compensated must pass the Company's stringent donor screening standards which include a pre-donation and annual physical examination by a physician. Volunteer and compensated donors are subject to a prescreening interview before each donation, and all platelet donations are subject to infectious disease testing. After each collection, the platelets are tested, labeled and delivered to hospital customers.

Component Blood Products

HemaCare provides whole blood derived component products such as red blood cells, fresh frozen plasma and cryoprecipitate to its BMP and other customers. These component blood products included both purchased products and products collected and manufactured by the Company under its FDA license and under the registration of BMP customers. The Company began collecting whole blood donations and manufacturing component products primarily for sale to its BMP customers in December 1995. Whole blood donors must pass stringent FDA and AABB endorsed screening standards. Donations are tested at FDA licensed laboratories, including the Company's Sherman Oaks laboratory, and component products are manufactured at the Sherman Oaks and St. Vincent Hospital facilities. In 1998, the component products were sold primarily to the USC Hospitals, Citrus Valley Hospitals and St. Vincent Hospital, under the terms of the BMP agreements with these hospitals. In 1997 and 1996, a significant volume of component sales were made to non-BMP customers in California. Most of these component products were purchased. All purchased components sold are acquired under contractual relationships with blood centers located in the U.S. All such suppliers are FDA licensed and accredited by the AABB.

Blood Services
--------------

General

The Company provides therapeutic apheresis, interoperative autologous transfusion and donor testing services. Since its inception, the Company has performed more than 36,900 therapeutic apheresis procedures in the treatment of more than 27 diseases. The Company now provides these services in 11 states on the east and west coasts.

Therapeutic Apheresis

Therapeutic apheresis ("therapeutics" or "therapeutic services") is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are provided upon the request of a hospital which has received an order from a patient's physician. Therapeutic treatments are administered using mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics equipment includes a state-of-the-art blood cell separator and the disposables and supplies needed to perform the procedure. Treatments are administered by trained, nurse-specialists, acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Hospital Organizations ("JCAHO"), under the supervision of a specially trained physician.

The Company provides therapeutic services using all currently recognized treatment methods: 1) plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, and 3) stem cell rescue and cryopreservation.

Plasma Exchange and Cell Depletion

The primary blood services provided by the Company, accounting for 88% of therapeutics procedures in 1998, were conventional plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood, using automated blood separation equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids, most commonly albumin, are used to maintain the patient's blood volume. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. This manufacturer has not yet fully resumed operation. As a result, the price of albumin more than doubled during 1997, and demand for albumin continues to exceed the supply. Although HemaCare has increased the price charged to its customers for albumin, the Company has not been able to recover the full amount of the cost increase.

Patients suffering from diseases such as multiple myeloma, HIV-polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. A patient may require from four to twenty treatments over a period of time ranging from a few days to several months. Each treatment may last from two to four hours.

Immunoadsorption

Since 1988, the Company has provided a second-generation therapeutic treatment which uses an in-line immunoadsorption column to modify the immune response. Recently, the FDA approved this procedure for the treatment of moderate to severe rhemuatoid arthritis ("RA"). This application may significantly increase the demand for immunasdsorption column procedures.
It is anticipated that additional research will demonstrate the efficacy of further of immunadsorption therapy in additional applications.

Stem Cell Rescue and Cryopreservation

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

The Company's cryopreservation service capacity is currently under-utilized because of the reluctance of third party payors to reimburse community hospital customers for this procedure. The procedure is generally reimbursed only to larger hospitals with established in-house programs. The Company believes that increasing pressure from physicians and patients may, in the future, result in greater acceptance of the procedure for reimbursement by third party payors to community hospitals and that the Company will be well positioned to perform the service with its experienced and qualified personnel.

Joshua Levy, M.D., a shareholder, founder and medical director of the Company, through his private practice, treats patients who require therapeutic services. The Company's ability to provide these services may be limited by Federal self-referral laws and regulations.
(See "Government Regulation.")

Interoperative Autologous Transfusion

Interoperative autologous transfusions ("IAT") services offer an alternative to allogeneic transfusion, providing important benefits to the patient. The Company offers IAT services primarily in California and West Virginia.

An IAT procedure involves recovery of blood lost during surgery, cleaning of this blood and reinfusion of the recovered blood into the surgery patient. IAT may eliminate the risk of alloimmunizaton, hepatitis and AIDS from transfused blood.

The Company provides IAT services using standard operating procedures designed to insure strict adherence to the highest quality standards. HemaCare's IAT procedures are based on guidelines developed by the AABB and the JCAHO and comply with the requirements of applicable federal and state regulatory agencies.

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

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time. There are currently two patients receiving Immupath treatments. In the fourth quarter of 1997, the Company reviewed and revised its estimate of the remaining costs of discontinued operations, including the costs to treat remaining patients and the other continuing liabilities of the discontinued operations, and recognized an additional gain on disposal of $173,000. The Company does not expect discontinued operations to have a material impact on its future operating performance.

Sales to Major Customers

Sales of products and services to USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals") comprised 16%, 18% and 16% of the Company's revenues in 1998, 1997 and 1996, respectively. Although the USC Hospitals are not under common ownership, the Company's agreements with these hospitals are interrelated. Loss of sales to the USC Hospitals could have a material, adverse impact on the Company's net income. The Citrus Valley Health Partners Hospitals accounted for approximately 13% of the Company's total 1997 sales.

Competition
------------

General

The Company competes on the basis of its responsiveness to customer needs, value-based pricing and the high quality of its services and products. The Company's competitors are generally not for profit entities including the American Red Cross ("ARC"), and regional and community blood banks. Many of these competitors have greater financial, technical and personnel resources than the Company, and additional companies may enter the field, increasing competition. In addition, some larger hospitals have in-house blood collection and therapeutic apheresis service capabilities which do not compete directly with the Company, but do reduce the market for its services.

To date, the ARC has aggressively responded to competition from the Company, and management believes that such competition will continue. An example is the Company's experience in St. Louis. Prior to the opening of Gateway, a blood management program initiated by the Company in late 1995, the ARC provided virtually all blood products to hospitals in the greater St. Louis area. Immediately following the opening of Gateway, the ARC decreased its price for red blood cells in excess of 10%. This price decrease materially impacted Gateway's ability to market its products and services profitably, and Gateway was subsequently sold in August 1997.

In Southern California, the Los Angeles Region Blood Service of the American Red Cross (the "Los Angeles ARC") employed pricing practices which the Company alleged were in violation of antitrust laws. These pricing practices may have compelled Los Angeles ARC customers to purchase certain blood products from the ARC at higher prices than those offered by the Company, unfairly limiting the Company's ability to market its products in this region. In December 1995, the Company filed an antitrust and unfair competition complaint against the ARC with the United States District Court in the Central District of California to recover damages and secure injunctive relief. In June 1997, this suit was settled. Although the terms of the settlement are confidential, the Company believes that the settlement has improved its ability to obtain and retain blood product customers.

The Company has developed several blood product and service programs in response to the needs of its customers. These include a depot system and, most recently, its BMP outsourcing program. The Company believes that its strategy of offering blood product and service programs tailored to the requirements of individual customers favorably differentiates it from other suppliers of blood products and services and that outsourcing programs provide opportunities for expansion of the Company's businesses. Management consistently reevaluates and revises its outsourcing programs to meet competitive demand. However, there can be no assurance that the Company's future outsourcing programs will be well received by hospital customers or be profitable, or that others will not successfully introduce similar programs that will compete with those of the Company. In addition, further growth may require that the Company obtain additional financing or partner with other blood product and service providers. Accordingly, there can be no assurance that the Company will be successful in marketing revised outsourcing programs or that, if successful, it will be able to obtain the funds necessary to finance such programs.

Blood Products

The primary competitor for the Company's single donor platelet and whole-blood component business is the ARC. Community and hospital-based blood banks also compete with HemaCare to a lesser extent. Key competitive factors in the industry include price, responsive service and quality of product.

Blood Services

Competitors for the Company's therapeutic blood services business are primarily regional and community blood banks and local kidney specialists (nephrologists) who supplement hemodialysis services with therapeutic apheresis services. In addition, some of the diseases that are treated by therapeutic apheresis can also be treated by other medical therapies. Since therapeutic apheresis treatment requests are often sporadic and unpredictable, most community hospitals cannot afford to equip, staff and maintain an apheresis unit. The Company's mobile service enables such hospitals to offer state-of-the-art therapeutic apheresis services to their patients on an "as needed" basis without incurring the fixed costs associated with providing these services from in-house resources.

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

Human Resources
---------------

At March 1, 1999, the Company had approximately 81 full-time and 76 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

Supplies
---------

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposables, supplies, replacement fluids, testing services and purchased blood products. Generally, the Company has experienced little difficulty in obtaining most of its equipment and supplies from its sources. However, if there were material changes in the sources of its supplies, the Company's operations could be adversely affected.

Since late 1996, the Company has experienced difficulty in obtaining red blood cell products from suppliers, and the cost of products obtained has increased. Industry data indicates that HemaCare's experience reflects a nationwide decrease in the availability of red blood cell products. According to the National Blood Data Resource Center, collections of whole blood units decreased 6% between 1994 and 1997, while blood transfusions increases slightly. Whole blood donations collected at the Company's BMP donor centers provided approximately 15% of the red blood cell products sold by the Company in 1998. Although this percentage is expected to increase in 1999, the Company will continue to rely heavily on purchased red blood cells for the foreseeable future. If the Company is unable to manufacture or to purchase red blood cells at a price that exceeds its contract prices to customers, the Company's profitability will be adversely affected.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the ARC and most community blood banks, compensates platelet donors who donate at its Sherman Oaks facility thereby enhancing its ability to retain a pool of repeatedly tested platelet donors. Sales of apheresis platelets from paid donors may be prohibited by California law after December 2001. (See Government Regulation). Platelet and whole blood donors at the Company's BMP donor centers are not compensated. The Company competes directly with the American Red Cross and other blood banks in recruiting its volunteer donors. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified compensated and non-compensated donors.

Albumin is the most commonly used replacement fluid in therapeutic apheresis procedures. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. This manufacturer has not yet fully resumed its operations, and albumin continues to be in short supply. As a result of the shortage, the price of albumin to HemaCare has more than doubled.

Government Regulation
----------------------

Providers of blood products and services are regulated by the FDA and state licensing authorities, as well as being subject to accreditation by the AABB. An FDA Establishment License allows the license holder to sell licensed products across state lines. In contrast, an FDA registration permits sales of blood products only within a state.

Most of the products produced at the Company's Sherman Oaks location are licensed for interstate distribution under the Company's Food and Drug Administration Establishment license. In 1998, the Maine center operated under the FDA registration of Maine Medical Center. Effective January 1999, the Maine center is authorized to distribute products intrastate under its own FDA registration. Other east coast centers operate under the FDA registration of the sponsoring hospital, and accordingly, may only distribute products collected as directed by the sponsoring hospital. It is the Company's intention to extend its FDA licensure to certain CBS locations.

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

The Company's licensed and accredited laboratory performs the various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that it sells in California. This laboratory is staffed by state licensed medical technologists and laboratory technicians. Testing for products collected in other locations is outsourced to FDA licensed laboratories under contract arrangements. The Company carefully qualifies its outsource vendors and regularly audits their operations to assure compliance with stated standards.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute passed in late 1994 which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001, which could have a material adverse affect on the Company's revenue and net income. The Company is evaluating a number of available options with regard to the expiration of the extension.

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

Joshua Levy, M.D., medical director of the Company and a shareholder, through his private practice, treats patients who require therapeutic services. Sales by the Company to unaffiliated hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 4% ($589,000), 5% ($584,000) and 6% ($675,000) of the Company's total revenues for 1998, 1997 and 1996, respectively. There are no agreements between Dr. Levy, or the Company, and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to the hospital's patients.

Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represented approximately 2% ($295,000)of the Company's 1998 revenues. These regulations are complex, and in early 1996, the Company requested a clarification of their application to its business from Health Care Financing Administration ("HCFA"). To date, the Company has not received a response to this request. However, in January 1998, proposed new regulations were issued for comment. The proposed regulations do not specifically address therapeutic apheresis services, and the Company has requested a revision of these regulations to provide a clear exemption for these services. The comment period for the proposed regulations ended in May 1998, but the new regulations have not yet been issued. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the future revenue from its services for Dr. Levy's Medicare and MediCal patients.

Health care reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company's operations.

Professional and Product Liability Insurance
--------------------------------------------

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

California law and the laws of virtually all other states classify the provision and use of whole blood, plasma and blood products for the purpose of injections and transfusions into human beings as a service rather than the sale of a product. Therefore, the Company does not believe it is subject to product liability claims as a result of injuries arising out of the therapeutic infusion of its blood products and does not intend to obtain product liability insurance at this time.

Glossary
---------

Albumin - A protein based fluid derived from human plasma, commonly used to replace the plasma removed in a plasma exchange or cell depletion therapeutic apheresis procedure.

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

ITEM 2.  PROPERTIES.

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it maintains its corporate office and operates a platelet apheresis center, a blood bank laboratory, a manufacturing facility for whole blood components and a distribution center. On August 1, 1998, the lease on this space was extended for a four-year period ending October 31, 2002.

The USC Blood Donor Center occupies a 1,600 square foot facility located in Los Angeles, California, under a lease with a rolling one year term. The Citrus Valley Blood Donor Center, which was closed in July 1998, occupied a 2,300 square foot facility located in Covina, California. The Company is currently seeking to sublease this space. Under its terms, the Citrus Valley Center lease expires in April 2003, however, HemaCare may terminate this lease any time after April 2000, under certain circumstances.

The Company assumed several existing leases in connection with the October 23, 1998 purchase of the assets of Coral Therapeutics, Inc. The
Company now occupies a 2,121 square foot donor center facility in South Portland, Maine and a 1,278 square foot office space in Yonkers, New York. The Maine lease expires September 30, 1999 and the New York lease expires August 31, 2001. The St. Vincent BMP Donor Center occupies a 879 square foot facility located in St. Vincent Hospital in Worcester, Massachusetts under the terms of the related BMP agreement. The UNC Blood Donor Center is located in a 1,200 square foot facility in the UNC Hospitals. The lease on this space term is concurrent with the term of the BMP agreement.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

			       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	 MATTERS

Market for Common Stock
-----------------------

Effective November 2, 1998, the Company's common stock is quoted on the OTC Bulletin Board under the symbol HEMA. Prior to that date, the Company's common stock was listed on the Nasdaq Small Cap Market ("Nasdaq") under the same symbol.

The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by Nasdaq and the Nasdaq market system, for the quarters ended March 31, June 30, September 30 and December 31, 1998 and 1997. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


			   1998                1997
Quarter ended         High      Low       High      Low
--------------        ----      ----      ----      ----

March 31              $0.78     $0.38     $3.13     $2.03

June 30               $0.88     $0.38     $2.50     $1.06

September 30          $0.53     $0.28     $1.56     $0.75

December 31           $0.81     $0.13     $0.97     $0.38


No cash dividends had been paid as of March 1, 1999. The Company does not anticipate paying cash dividends in the foreseeable future. As of March 1, 1999, there were approximately 334 holders of record of the Company's Common Stock.

On October 22, 1998, the Company issued 450,000 shares of its Series B
Senior Convertible Preferred Stock ("Series B Preferred Shares") to Comdisco, Inc. ("Comdisco") in connection with the acquisition from Comdisco of assets of Coral Therapeutics, Inc. ("Coral"). The Series B Preferred Shares are convertible into 500,000 shares of HemaCare Common Stock, at the option of the holder, one year after issuance without payment of further consideration. In addition, and as part of the asset purchase, HemaCare (i) has entered into non-competition agreements with certain former managers of Coral pursuant to which the Company expects to issue 60,000 common shares and warrants to purchase 90,000 shares of Common stock at an exercise price per share of $0.90 per share, and (ii) expects to issue warrants for 35,000 shares of common stock at an exercise price of $0.31 per share to consultants who assisted in the acquisition. The warrants to be issued will expire in October 2003. The Company has relied Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D, thereunder, in connection with the issuance of these securities.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein.


					      Year Ended December 31,
				       (In Thousands, except Per Share Data)
				   1998       1997      1996      1995      1994
				  ------     -------   ------    -------   ------
Revenues........................  $13,124    $11,101   $10,921   $10,783   $10,847
Operating profit................    3,122      1,907     1,234     2,559     2,963
Income (loss) from continuing
 operations.....................      745         37    (1,090)      480       676
Discontinued Operations:
Loss from discontinued
 operations.....................        -          -         -      (902)   (2,964)
Gain (loss) on disposal
 of discontinued operations.....        -        293       600    (3,114)        -
Net income (loss)...............      745        330      (490)   (3,536)   (2,288)

Basic Per Share Amounts:
-------------------------
Income (loss) from continuing
 operations.....................  $  0.10    $  0.01   $ (0.17)  $  0.08   $  0.13
Income (loss) from discontinued
 operations.....................        -       0.04      0.09     (0.70)    (0.59)
Net income (loss)...............     0.10       0.05     (0.08)    (0.62)    (0.45)

Diluted Per Share Amounts:
---------------------------
Income (loss) from continuing
 operations.....................     0.10       0.01     (0.17)     0.08      0.13
Income (loss) from discontinued
 operations.....................        -       0.04      0.09     (0.69)    (0.57)
Net income (loss)...............     0.10       0.05     (0.08)    (0.61)    (0.44)

Total assets....................  $ 7,662    $ 4,384   $ 4,776   $ 4,456   $ 6,289
Long-term debt and capital lease
 obligations, net of current
 portion........................    1,118        209        503       649       287
Shareholders' equity............    3,291      2,402      2,023     1,226     3,900


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All comparisons within the following discussions are to the previous year.

In October 1998, the Company, through its subsidiary Coral Blood Services, Inc. ("CBS"), acquired existing blood products and services operations in the eastern United States. These operations are primarily comprised of blood management programs and other blood services provided to hospitals and medical centers. Presently, CBS is providing services to its customers under interim arrangements, while negotiating new contractual agreements.

The Company operates five blood management programs. The University of Southern California ("USC") program, initiated in 1996, and four east coast programs which were operated by Coral Therapeutics, Inc. prior to October 1998. The east coast programs are Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC").

In late 1995, the Company initiated the Gateway Community Blood Program ("Gateway") located in St. Louis, Missouri, and in October 1996 the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program located in southern California, commenced. Both the Gateway and Citrus Valley BMPs failed to meet the Company's profitability criteria. Gateway was sold in August 1997, and the Citrus Valley contract was terminated in July 1998.

The above programs are collectively referred to as the "Blood Management Programs" or "BMPs" in the following discussions.

Revenues
--------

Total revenues increased 18% ($2,023,000) in 1998, compared to an increase of 2% ($180,000) in 1997. The 1998 increase was due to higher Regional Blood Services ($1,595,000) and Blood Products ($941,000) revenue, partially offset by a decrease in Blood Management Program revenue. The acquisition of CBS contributed $1,366,000 of this increase. The 1997 increase was due primarily to higher Blood Management Program and Regional Blood Services revenue, offset by lower Regional Blood Products revenue.

Blood Management Programs

Blood Management Program revenue decreased by $513,000 in 1998 and increased by $1,388,000 in 1997. The 1998 decrease was due primarily to the disposition of Gateway ($587,000) and termination of the Citrus
Valley contract ($703,000), partially offset by the addition of the CBS BMPs in ($771,000). The increase in 1997 Blood Management
Program revenue was related to Citrus Valley, which commenced in the third quarter of 1996. Both Gateway and Citrus Valley were terminated because they failed to meet the Company's profitability criteria.

Regional Operations

Blood Products
Blood products (apheresis and whole blood component) revenues increased 36% ($941,000) in 1998 after decreasing 41% ($1,789,000) in 1997. The 1998 increase resulted from an increase in the volume of apheresis platelet sales, partially offset by a small decrease in the sales price of these products, and a decrease in the volume of whole blood components sold. The decrease in 1997 revenue was due primarily to the conversion of the Citrus Valley business to a blood management program. In addition, the volume and sales prices of apheresis platelets and whole blood components sold to other customers decreased in 1997.

Blood Services
Regional Blood Services revenue increased by 36% ($1,595,000) in 1998 and 15% ($581,000) in 1997. The 1998 increase resulted from sales of albumin, the addition of CBS's operations ($565,000) and a higher volume of southern California therapeutic procedures. In 1997, revenue increased due to a higher volumes of southern California therapeutic apheresis procedures and donor testing.

Albumin, a protein replacement fluid, has been in short supply since regulatory agencies required the shut down of a major manufacturing facility in late 1996. In 1998, the Company was able to purchase albumin at favorable prices and sell a portion of this albumin to non-hospital customers. The volume of southern California therapeutic apheresis procedures increased 8% in 1998 and 11% in 1997. Revenue per procedure increased 1% in 1998 and 8% in 1997. The 1997 price increase resulted from passing through a portion of the increased cost of albumin.

The choice of therapeutic apheresis rather than an alternative treatment for a particular diagnosis often depends on general acceptance by the medical community and the willingness of third-party payors to reimburse hospitals for the cost of this treatment. Although HemaCare enjoys a large share of the southern California therapeutics market, the Company reduced its basic therapeutic procedure fees to retain a number of its high volume customers in 1997. There was no change in the basic fee in 1998.

The volume of donor tests remained constant in 1998, while the average price per unit tested increased 7%. In 1997, the Company expanded its outside donor testing services, more than tripling the number of units tested for customers in 1996. The increases in testing volume in 1997 were partially offset by decreases in the average price per unit tested.

Operating Profit
----------------

Operating profit as a percentage of revenue ("operating profit margin") increased 7% in 1998 and 6% in 1997. Both increases resulted primarily from improved performance of Blood Management Programs and decreased sales of low profit margin whole blood components.

Blood Management Programs

Blood Management Programs generated profit of $312,000 in 1998 compared to losses of $210,000 and $963,000 in 1997 and 1996, respectively. The 1998 operating profit resulted from improved performance of the USC program and elimination of operating losses from Gateway and Citrus Valley. Operating profit from the USC program increased in 1998 due both to more efficient donor center operations and a lower cost of apheresis products produced by the Sherman Oaks operation and sold to the USC hospitals. Of the losses, $316,000 in 1997 and $1,106,000 in 1996 were related to Gateway's operations which were sold in August 1997. In addition, the Citrus Valley BMP, which failed to achieve profitability, was terminated in July 1998. In October 1998, CBS took over operation of four existing BMP's. These operations contributed to operating profit in the fourth quarter of 1998.

Regional Operations

Blood Products
The operating profit margin on blood product sales increased to 32% in 1998, from 27% in 1997 and 22% in 1996. Both increases were due primarily due to a higher profit margin on apheresis platelet sales and decreased sales of low margin whole blood component products. Apheresis platelet profit margin increased in 1998 and 1997 as a result of lower per unit production costs, partially offset by lower per unit sales prices.

In late 1996, the price of red blood cells began to increase and their availability and profit margin decreased. As a result, Regional Blood Products revenue from components, principally red blood cells, as a percentage of total Regional Blood Products revenue, decreased to 8% in 1998, from 17% in 1997 and 36% in 1996. A portion of the 1997 decrease in Regional Operations sales of components also resulted from the conversion of Citrus Valley sales to a BMP arrangement.

Blood Services
The gross profit margin for the blood services decreased by 4% in 1998 and 2% in 1997. The 1998 decrease was due to the mix of services provided. In particular, the gross profit margin on albumin is typically lower than on therapeutic apheresis services. In 1997, the decrease was due to increased cost of albumin used in therapeutic procedures. The average price per therapeutic procedure increased in 1997 in response to an increase in the cost of albumin, a replacement fluid used in most therapeutic procedures.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased 18% ($356,000) in 1998 and decreased 14% ($326,000) in 1997. The 1998 increase was due to severance payments, compensation cost associated with forgiveness of a related-party loan, higher CEO compensation and higher legal, director and consulting fees. In addition, 1997 general and administrative expenses were reduced by a $71,000 recovery of previously expensed legal fees related to the Company's lawsuit against the American Red Cross, which was settled in June 1997.

Discontinued Operations
-----------------------

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

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time, and all remaining HIV positive plasma was disposed of in 1997. There are currently two patients receiving Immupath treatments. In the fourth quarter of 1997, the Company reviewed and revised its estimated costs of discontinued operations, including on-going cost of patient treatment and other continuing liabilities related to discontinued operations, and recognized an additional gain of $173,000. The Company does not expect the discontinued operations to have a material impact on its future operating performance.

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Company had cash and short-term investments of $1,660,000 and $600,000 of short-term debt outstanding with the commercial bank. In February 1999, the commercial bank increased the Company's line of credit borrowing limit to $1.2 million and converted the $600,000 of debt to a four year term loan due in 2003, at an interest rate of prime plus 1%. Under the terms of the credit line agreement, which is in effect until May 31, 1999, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million and must maintain certain ratios. The credit line bears interest at prime plus 0.5%. The Company was in compliance with all covenants of its borrowing agreement at December 31, 1998, and is the process of renewing the credit agreement.

Effective November 2, 1998, the Company's common stock is quoted on the OTC Bulletin Board. Prior to that date, the Company's common stock was listed on the Nasdaq Small Cap Market ("Nasdaq"). Issuers listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00, and the Company's common stock has been trading below the minimum price for some time. Despite requests to Nasdaq for an exception to the minimum bid price listing requirement, on October 29, 1998, the Company was informed that its stock would be delisted from the Nasdaq SmallCap market effective the end of that day. Although the Company's common stock is quoted on the OTC Bulletin Board, the liquidity of the Company's common stock and the Company's ability to raise capital may be impaired by the Nasdaq delisting.

The Company's blood products and services businesses, other than certain blood donor center operations established for the Blood Management Programs ("Centers"), are profitable and cash flow positive. The Company periodically evaluates the profitability and viability of each of its operating units. As the result of such an evaluation, the Company sold Gateway's unprofitable St. Louis-based operations in August 1997 and terminated the Citrus Valley BMP in July 1998.

The Company is providing services to most of its east coast customers under interim arrangements, while contractual agreements are negotiated and finalized. The Company believes that contractual agreements will be satisfactorily concluded with most of these customers. However, there can be no assurance that satisfactory contracts can be negotiated with all major customers, and the loss of one or more major customers could have an adverse effect on the Company's revenue and operating profit.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute passed in late 1994 which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001, in the event the existing exemption is not extended. The Company is evaluating a number of alternatives with regard to continuing its California based apheresis platelet business after the year 2001. However, there can be no assurance that these initiatives will be successful. Should the Company be unable to continue to sell apheresis platelets collected from paid donors, the Company's revenue and operating profit could be materially adversely effected.

Joshua Levy, M.D., medical director of the Company and a shareholder, treats patients through his private practice, who require therapeutic services. Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represented approximately 2% ($295,000), 2.6% ($292,000) and 3%($337,000) of the Company's
1998, 1997 and 1996 revenues, respectively. New regulations which have been proposed but not yet issued may provide an exemption for therapeutic apheresis services. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services for Dr. Levy's Medicare and MediCal patients. (See "Government Regulation.")

Management is evaluating opportunities to develop and implement new outsourcing models, including its Blood Management Program. Because of the increase in the cost of acquiring red blood cells and their decreasing availability, it is likely that future HemaCare outsourcing arrangements will either involve fixed price supply contracts for these products or will focus on providing specialized donation services, apheresis based products and services, and other technology based blood therapies. However, development and introduction of a revised Blood Management Program model or other outsourcing programs may require that the Company obtain additional financing or partner with other blood product and service providers. There can be no assurance that the Company will be successful in developing and marketing its outsourcing programs, that it will be able to obtain the funds necessary to finance such programs, that it will be able to obtain a supply of red blood cells at an economic price or that required partnering relationships can be developed.

The Company anticipates that positive cash flow from its operations and its cash and investments on hand will be sufficient to provide funding for its needs during the next 12 months, including (i) anticipated operating deficits of certain Centers, (ii) the remaining costs of its discontinued operations and (iii) other working capital requirements, including capital and operating lease commitments.

Year 2000 Disclosure
--------------------

The Company has developed and is implementing a comprehensive program to address year 2000 issues. The program considers the effect of the Year 2000 on the Company's internal systems, customers, products and services, production systems, and suppliers and other critical business partners. Implementation of the Company's plan is substantially complete, and the Company believes that all identified potential Year 2000 issues have been effectively resolved. The cost to identify and resolve Year 2000 issues was not material to the Company's financial results and has been expensed as incurred. Management does not believe that the there will be a significant disruption to the Company's business due to Year 2000 issues. However, the Company has begun contingency planning to address any situations which may arise in which the planning of the Company or third parties prove to be inadequate, and where practical alternatives are available. There can be no assurance that the Company's Year 2000 program or the programs of critical business partners will be successful, and failure could have a material adverse affect on the Company's business and results of operations.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to develop and market profitable outsourcing programs, obtain additional financing, to achieve profitability in certain Blood Management Centers, to continue its paid donor business, to retain existing customers, to improve the profitability of the Company's other operations, to successfully negotiate contracts with its east coast customers, to expand its operations, to renew and comply with the covenants under its bank line of credit, to effectively compete against the ARC and other competitors, and the effects of the Year 2000. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to Financial Statements and Schedules appears on page F-1, the Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3-F-16.

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

     2.2 Asset Purchase Agreement between the Registrant, Gateway Community Blood Program and Haemonetics Corporation, dated August 1, 1997-- incorporated by reference to Exhibit 2.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1997.

     3.1 Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 1995.

     3.2  Bylaws of the Registrant, as amended--incorporated by reference to
	  Exhibit 3.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1998.

     4.1 Warrant Agreement between the Registrant and Medicorp Inc. dated February 17, 1993--incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrant dated February 17, 1993.

     4.2 Form of Warrant Agreement between the Registrant and each of the following consultants: British Far East Holdings, Ltd., Joseph T. McDonald and E. Keene Wolcott dated September 30, 1994-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1994.

     4.3 Warrant Agreement between the Registrant and Torrey Pines Securities, Inc., dated April 8, 1994--incorporated by reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1994.

     4.4 Amendment to Warrant Agreement between the Registrant and Torrey Pines Securities dated April 3, 1995--incorporated by reference to
	  Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1995.

     4.5 Warrant Agreement between the Registrant and M.A. Levy and Associates dated March 1, 1995--incorporated by reference to
	  Exhibit 4.7 to Form 10-K of the Registrant for the year ended December 31, 1994.

     4.6 Warrant Agreement between the Registrant and Joseph T. McDonald dated November 1, 1996--incorporated by reference to Exhibit 4.9 to Form 10-K of the Registrant for the year ended December 31, 1996.

     4.7 Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998--incorporated by reference to
	  Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

     4.8 Amended Certificate of Determination, dated March 18. 1998-- incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the year ended December 31, 1997.

     4.9 Certificate of Determination of the Registrant's Series B Senior Convertible Preferred Stock between the Registrant and Comdisco Health Care Group dated October 23, 1998--incorporated by reference to Exhibit 4.1 of Form 8-K of the Registrant dated November 5, 1998.

     4.10 Registration Rights of Shareholders' incorporated by reference to
	  Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996.

    10.1 1986 Employee Stock Option Plan, as amended and restated through October 1994--incorporated by reference to Exhibit 10.4 to Form 10-Q of the Registrant for the quarter ended September 30, 1994.

    10.2 1996 Stock Incentive Plan, as amended, of the Registrant-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.

    10.3 Office Building Lease dated August 21, 1998 between the Registrant and Tar Asset Addison Place, L.P.--incorporated by reference to Form 10-Q for the quarter ended September 30, 1998.

    10.4 Employment Agreement between Harold I. Lieberman and the Registrant, dated September 19, 1988-- incorporated by reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended December 31, 1994.

    10.5 Amendment to Employment Agreement between the Registrant and Harold I. Lieberman, dated September 19, 1989--incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994.

    10.6 Revolving Credit Agreement between the Registrant and Bank Leumi USA, dated February 5, 1999 and related Promissory Note.

    10.7 Promissory Note between the Registrant and Bank Leumi USA, dated February 5, 1999

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

    10.10 Loan Reimbursement Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 30, 1998--incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 1997.

    10.11 Settlement Agreement between the Registrant and Medicorp, Inc. -- incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated July 19, 1996.

    10.12 Foreclosure Sale Agreement between the Registrant and Comdisco Health Care Group, Inc dated October 23, 1998--incorporated by reference to Exhibit 2.1 of Form 8-K of the Registrant dated November 5, 1998.

    10.13 Employment agreement between the Registrant and William D. Nicely dated May 27, 1998--incorporated by reference to Form 10-Q for the quarter ended June 30, 1998.

    11    Computation of earnings (loss) per common equivalent share.

    21    Subsidiaries of the Registrant

    23    Consent of Arthur Andersen LLP

    27    Financial Data Schedule

(b) Reports on Form 8-K.

    On November 5, 1998, the Company filed a Report on Form 8-K dated October 22, 1998. The Company reported under Item 2 that the Company acquired the assets of Coral Therapeutics, Inc. for Coral's secured lender.

    On December 30, 1998, the Company filed an amended Report on Form 8-K/A dated October 22, 1998. The Company reported under Item 7 the financial statements of Coral Therapeutics and pro forma financial information of HemaCare Corporation and Coral Therapeutics, Inc.

			       SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					   HEMACARE CORPORATION


Dated:  March 31, 1999                     \s\ Sharon C.  Kaiser
					   ----------------------------
					   Sharon C.  Kaiser,
					   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March, 1999.


	    Signature                        Title


\s\  Alan C. Darlington              Alan C. Darlington
--------------------------           Chairman of the Board



\s\  William D. Nicely               William D. Nicely
--------------------------           Chief Executive Officer and
				     Director
				     (Principal Executive Officer)

\s\ Sharon C.  Kaiser                Sharon C.  Kaiser
--------------------------           Vice President, Finance, Chief
				     Financial Officer
				     (Principal Financial and Accounting
				     Officer)


\s\ Charles R. Schwab, Jr.           Charles R. Schwab, Jr.
--------------------------           Director

\s\  Jay Steffenhagen                Jay Steffenhagen
--------------------------           Director

	Index to Consolidated Financial Statements and Schedules
			Item 14(a)(1) and (2)


							       Sequential
								  Page
								 Number
							       ----------

Report of Independent Public Accountants......................     F-2

Consolidated balance sheets at December 31, 1998
 and December 31, 1997........................................     F-3

For the years ended December 31, 1998, 1997 and 1996:

    Consolidated statements of operations.....................     F-4

    Consolidated statements of shareholders' equity...........     F-5

    Consolidated statements of cash flows.....................     F-6

    Notes to consolidated financial statements................     F-7

Report of Independent Public Accountants on Financial
 Statement Schedule...........................................     S-1

Schedule II - Valuation and Qualifying Accounts...............     S-2

All other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




				 /s/ Arthur Andersen LLP
			       ----------------------------
				ARTHUR ANDERSEN LLP



Los Angeles, California
March 25, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

				      HEMACARE CORPORATION
				  CONSOLIDATED BALANCE SHEETS

						December 31,      December 31,
						   1998                1997
						-------------     ------------
		ASSETS

Current assets:
  Cash and cash equivalents.................... $  1,372,000      $  1,249,000
  Marketable securities........................      288,000           363,000
  Accounts receivable, net of allowance for
   doubtful accounts - $596,000 (1998) and
   $81,000 (1997)..............................    3,038,000         1,561,000
  Product inventories..........................       87,000            63,000
  Supplies.....................................      604,000           341,000
  Prepaid expenses.............................      160,000           123,000
  Note receivable from related party - current.       24,000            24,000
						-------------     -------------
	   Total current assets................    5,573,000         3,724,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,869,000 (1998) and $1,690,000 (1997)......    1,289,000           585,000
Goodwill, net of accumulated amortization of
  $11,000......................................      742,000                 -
Note receivable from related party -
  non-current..................................       49,000            65,000
Other assets...................................        9,000            10,000
						-------------     -------------
						$  7,662,000      $  4,384,000
						=============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $  1,414,000      $    659,000
  Accrued payroll and payroll taxes............      802,000           493,000
  Accrued professional fees....................      173,000           130,000
  Other accrued expenses.......................      418,000           236,000
  Current obligations under capital leases.....      203,000           140,000
  Current notes payable........................      109,000                 -
  Reserve for discontinued operations..........      110,000           115,000
						-------------     -------------
	   Total current liabilities...........    3,229,000         1,773,000

Obligations under capital leases, net
  of current portion...........................      627,000           209,000
Notes payable, net of current portion..........      491,000                 -
Other long-term liabilities....................       24,000                 -
Commitments and contingencies..................
Shareholders' equity:
  Preferred stock no par value - 5,000,000
   shares authorized, 450,000 issued and
   outstanding in 1998.........................       75,000                 -
  Common stock, without par value - 20,000,000
    shares authorized, 7,281,120 issued and
    outstanding in 1998 and 7,190,710 in 1997..   13,584,000        13,515,000
  Accumulated deficit..........................  (10,368,000)      (11,113,000)
						-------------     -------------
	   Total shareholders' equity..........    3,291,000         2,402,000
						-------------     -------------
						$  7,662,000      $  4,384,000
						=============     =============


	      The accompanying notes are an integral part of these
			consolidated balance sheets.
				     F-3

			      HEMACARE CORPORATION
		      CONSOLIDATED STATEMENTS OF OPERATIONS


						Years ended December 31,
					  1998           1997           1996
				      ------------   ------------   ------------
Revenues:
  Blood management programs.........  $  3,592,000   $  4,105,000   $ 2,717,000
  Regional operations
    Blood products..................     3,530,000      2,589,000     4,378,000
    Blood services..................     6,002,000      4,407,000     3,826,000
				      -------------  -------------  ------------
    Total revenue...................    13,124,000     11,101,000    10,921,000

Operating costs and expenses:
  Blood management programs.........     3,280,000      4,315,000     3,680,000
  Regional operations
    Blood products..................     2,394,000      1,879,000     3,402,000
    Blood services..................     4,328,000      3,000,000     2,605,000
				      -------------  -------------  ------------
    Total operating costs and
      expenses......................    10,002,000      9,194,000     9,687,000
				      -------------  ------------   ------------
    Operating profit................     3,122,000      1,907,000     1,234,000

General and administrative expense..     2,354,000      1,998,000     2,324,000

Gain on sale of Gateway Community
  Blood Program.....................             -        128,000             -
				      -------------  -------------  ------------
Income (loss) from continuing
  operations before income taxes....       768,000         37,000    (1,090,000)
Provision for income taxes..........       (23,000)             -             -
				      -------------  -------------  ------------
Income (loss) from continuing
  operations........................       745,000         37,000    (1,090,000)

Discontinued operations:
  Gain from disposal of discontinued
  operations........................             -        293,000       600,000
				      -------------  -------------  ------------
    Net income (loss)...............  $    745,000   $    330,000   $  (490,000)
				      =============  =============  ============
Basic and diluted per share amounts:
  Income (loss) from continuing
    operations......................  $       0.10   $       0.01   $     (0.17)
  Income from discontinued
    operations......................             -           0.04          0.09
				      -------------  -------------  ------------
    Net income (loss)...............  $       0.10   $       0.05   $     (0.08)
				      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,268,000      7,189,000     6,350,000
				      =============  =============  ============

Weighted average shares oustanding
 - dilutive.........................     7,373,000      7,205,000     6,350,000
				      =============  =============  ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.
				   F-4

			    HEMACARE CORPORATION
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


			Preferred Stock         Common Stock         Accumulated
		      Shares     Amount      Shares       Amount        Deficit        Total
		     --------  ----------  ----------  ------------  -------------   -----------

Balances at
 December 31, 1995..       -   $     -     5,911,285   $12,179,000   $(10,953,000)   $ 1,226,000

Exercise of stock
 options and
 warrants...........       -         -        53,750       107,000              -        107,000
Issuance of common
 stock, net.........       -         -     1,200,000     1,136,000              -      1,136,000
Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       12,480         44,000              -         44,000
Net income/(loss)...       -         -            -              -       (490,000)      (490,000)
		     -------   --------  ----------    ------------  -------------   ------------
Balances at December
 31, 1996...........       -         -    7,177,515     13,466,000    (11,443,000)     2,023,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       13,195        41,000               -         41,000
Non-cash
 compensation.......       -         -           -          8,000               -          8,000
Net income/(loss)...       -         -           -              -         330,000        330,000
		     -------   --------  ----------    ------------  -------------   ------------
Balances at December
 31, 1997...........       -         -    7,190,710     13,515,000    (11,113,000)   $ 2,402,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       90,410         42,000              -         42,000
Issuance of pre-
 ferred stock....... 450,000    75,000            -              -              -         75,000
Non-cash
 compensation.......       -         -            -         27,000              -         27,000
Net income/(loss)...       -         -            -              -        745,000        745,000
		     -------   --------  -----------   ------------  -------------   ------------
Balances at December
 31, 1998........... 450,000   $75,000    7,281,120    $13,584,000   $(10,368,000)   $ 3,291,000
		     =======   ========  ===========   ============  =============   ============

	    The accompanying notes are an integral part of these
		    consolidated financial statements.

			     HEMACARE CORPORATION
		     CONSOLIDATED STATEMENT OF CASH FLOWS

							 Years ended December 31,
						      1998            1997         1996
						   ------------   ------------  -------------
Cash flows from operating activities:
 Net Income (loss)...............................  $   745,000    $   330,000   $  (490,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
    Gain on disposal of discontinued operations..            -       (293,000)     (600,000)
    Gain on sale of Gateway Community Blood
     Program.....................................            -       (128,000)            -
    Provision (benefit) for losses on accounts
     receivable..................................            -         35,000       (25,000)
    Depreciation and amortization................      175,000        187,000       359,000
    Issuance of preferred stock, common stock
     and options for compensation................       69,000         50,000        44,000

 Changes in operating assets and liabilities:
    Increase (decrease) in accounts receivable...     (415,000)       196,000       (70,000)
    Increase(decrease) in inventories, supplies
     and prepaid expenses........................     (203,000)        (1,000)       59,000
    Increase (decrease) in other assets, net.....        6,000         41,000        28,000
    Increase (decrease) in accounts payable,
     accrued expenses and other liabilities......     (213,000)      (185,000)      267,000
    Proceeds from (expenditures for) discontinued
     operations..................................       (6,000)         8,000       (30,000)
						   ------------   ------------  ------------
    Net cash provided by (used in) operating
     activities..................................      158,000        240,000      (458,000)

Cash flows from investing activities:
 Purchase of assets, net of cash acquired........     (555,000)             -             -
 (Increase) decrease in note receivable from
   related party.................................       16,000         14,000         6,000
 (Increase) decrease in marketable securities....       75,000        (52,000)     (415,000)
 (Purchase) disposition of plant and equipment,
   net...........................................      (23,000)        46,000       (32,000)
						   ------------   ------------  ------------
  Net cash provided by (used in) investing
   activities....................................     (487,000)         8,000      (441,000)

Cash flows from financing activities:
 Net proceeds from issuance of common stock......            -              -     1,243,000
 Net borrowings on line of credit................      600,000              -             -
 Principal payments on line of credit, net, and
   capital leases................................     (148,000)      (135,000)     (205,000)
						   ------------   ------------  ------------
 Net cash (used in) provided by financing
   activities....................................      452,000       (135,000)    1,038,000
						   ------------   ------------  ------------

 Increase in cash and cash equivalents...........      123,000        113,000       139,000
 Cash and cash equivalents at beginning of
   period........................................    1,249,000      1,136,000       997,000
						   ------------   ------------  ------------
 Cash and cash equivalents at end of period......    1,372,000    $ 1,249,000   $ 1,136,000
						   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    23,000    $    51,000   $    78,000
						   ============   ============  ============
 Income taxes paid...............................  $         -    $         -   $         -
						   ============   ============  ============

Items not impacting cash flow:
 Increase in capital lease obligations...........  $   629,000    $    38,000   $    92,000
						   ============   ============  ============
 Liability for issuance of stock and warrants
  with the purchase of assets....................  $    22,000    $         -   $         -
						   ============   ============  ============

 Issuance of preferred stock in the purchase
  of assets......................................  $    75,000    $         -   $         -
						   ============   ============  ============

		     The accompanying notes are an integral part of these
				consolidated financial statements.

			   HEMACARE CORPORATION
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization
---------------------

HemaCare Corporation was incorporated in California in 1978 for the purpose of providing blood products and blood services to hospitals and medical centers.

Coral Blood Service, Inc., a wholly owned subsidiary of the Company was formed in October 1998, for the purpose of purchasing substantially all of the assets of a company which had been in the business of supplying blood products and services to hospitals primarily in the Eastern United States. (See Note 3.)

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway"s operations were sold.

In 1992, the Company acquired Georgia Hemapheresis Services
("GHS"), a company it had previously managed. GHS was closed in July 1996.

From 1990 to November 1995, the Company, through its wholly-owned subsidiary HemaBiologics, Inc. ("HBI"), conducted research and development of Immupath, an anti-HIV hyperimmune plasma-based product intended to be used in the treatment of Acquired Immune Deficiency Syndrome ("AIDS"). In November of 1995, the Company's Board of Directors decided to discontinue the operations of HBI. (See Note 12.)

HemaCare Corporation and its wholly owned subsidiaries are referred to as "HemaCare" or the "Company" in the accompanying consolidated financial statements and notes to consolidated financial statements.

Note 2 - Summary of Accounting Policies
---------------------------------------

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenues and Accounts Receivable: Revenues are recognized upon acceptance of the of blood products or the performance of blood services. Blood services revenues consist primarily of mobile therapeutics sales, while blood product revenues consist primarily of sales of single donor platelets and whole blood components that are manufactured or purchased and distributed by the Company. Accounts receivables are reviewed periodically for collectability.

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies for collecting and manufacturing products and providing therapeutic services. Inventories are accounted for on a first-in, first-out basis.

Plant and Equipment: Plant and equipment is stated at original cost. Furniture, fixtures, equipment and automobiles are depreciated using the straight-line method over three to seven years. Leasehold improvements are amortized over the lesser of the their useful life or the length of the lease, ranging from three to five years. Capital equipment leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term. The cost of normal repairs and maintenance are expensed as incurred.

Goodwill: Goodwill is being amortized on a straight-line basis over ten years. It is the Company's policy to periodically evaluate goodwill for recoverability. In the event of a permanent impairment, the goodwill balance would be reduced to net realizable value, and the write down would be charge to expense.

Income Taxes: Income taxes are computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Per Share Data: Per share data is computed in accordance with SFAS 128 "Earnings Per Share". The Company adopted SFAS No. 128 effective December 31, 1997 and restated prior years' per share data in accordance with the requirements of SFAS 128.

Warrants and options to purchase 1,443,300, 1,289,800, and 995,800 shares of common stock outstanding at December 31, 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.

Reclassification: Certain 1997 and 1996 amounts have been reclassified to conform to 1998 presentations.
Recent Accounting Pronouncement: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS 131, which is effective for years beginning after December 15, 1997, revises the requirements for segment disclosures. The Company adopted this standard in the fourth quarter of 1998.

Note 3 - Acquisition
--------------------

In October 1998, the Company purchased, through its wholly owned subsidiary CBS, substantially all of the assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North Carolina and other states. The acquired assets, included (i) approximately $1.6 million in accounts receivable, $600,000 of which were over 90 days old, (ii) inventory and supplies with a net book value of approximately $113,000 (iii) fixed assets with a net book value of approximately $248,000 and (iv) Coral's rights under its hospital contracts. HemaCare is in the process of completing the negotiation of separate agreements with the hospitals previously served by Coral and is providing services to hospitals that have not signed a new agreement under interim arrangements. Concurrent with the closing of the asset purchase, HemaCare extended offers of employment to most of Coral's employees. HemaCare expects to satisfy certain liabilities of Coral to its ex-employees and to make payments necessary to maintain essential business relationships totaling approximately $1.5 million.

The acquisition was accounted for as a purchase, and the operations of the acquired assets are included in the Company's consolidated operations for the period from the acquisition date (October 23, 1998) through December 31, 1998. The acquisition price of the assets was $950,000 in cash and 450,000 shares of HemaCare's Series B senior convertible preferred stock. The Company financed the acquisition by (i) utilizing existing cash balances, (ii) borrowing $600,000 on its line of credit and (iii) issuing 450,000 shares of HemaCare Series B senior convertible preferred stock. In addition, HemaCare has entered into or expects to enter into non-competition agreements with certain former managers of Coral pursuant to which HemaCare will make (i) cash payments, (ii) issue 60,000 shares of HemaCare common stock and
(iii) issue warrants to purchase 90,000 shares of HemaCare common stock with an exercise price of $.90 per share, expiring in October, 2003. In addition, warrants for 35,000 shares of HemaCare common stock exercisable at $0.31 per share will be issued to consultants who assisted in the acquisition. These warrants will expire October 2003 and are in the process of being issued.

The purchase price has been allocated to assets and liabilities based on preliminary estimates and fair value as of the of the acquisition. The final allocation of the purchase price will be determined when all liabilities are settled. Based on the allocation of the purchase price over the assets acquired and liabilities incurred, the Company recorded goodwill of $753,000, which is being amortized on a straight line basis over ten years.

The following unaudited pro forma combined condensed results of operations have been prepared as if the acquisition has occurred at the beginning of the period presented. They do not purport to be indicative of the results of results of operations which would have occurred if the acquisiton had been effected on the dates indicated, nor do they purport to be indicative of future results of operations.

				    Year Ended December 31,
				      1998            1997
(Unaudited)                         -----------   ------------
Revenue..........................   $18,582,000   $ 16,968,000
				    ===========   ============
Income before extraordinary
 items...........................   $   179,000   $(1,851,000)
				    ===========   ============

Net income.......................   $   179,000   $(1,851,000)
				    ===========   ============
Basic and diluted earnings
per share........................   $      0.02   $     (0.26)
				    ===========   ============

Note 4 - Plant and Equipment
----------------------------

Plant and equipment consists of the following:

					     December 31,
					  1998          1997
				      ------------   ------------

Furniture, fixtures and equipment.... $ 2,969,000    $ 2,089,000
Leasehold improvements...............     189,000        186,000
				      ------------   ------------
					3,158,000      2,275,000
Less accumulated depreciation and
amortization.........................  (1,869,000)    (1,690,000)
				      ------------   ------------
				      $ 1,289,000    $   585,000
				      ============   ============

Equipment with a cost of $1,369,000 in 1998 and $740,000 in 1997 was financed by capital leases. In 1997, the Company disposed of equipment and leasehold improvements with a cost of $347,000, including $188,000 financed by capital leases, in connection with the sale of Gateway's operations.

Note 5 - Line of Credit and Note Payable
-----------------------------------------

Line of Credit

The Company maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. In February 1999, the commercial bank increased the Company's line of credit borrowing limit to $1.2 million, from $700,000, and converted the $600,000 balance then outstanding on the line of credit to a four-year term loan. Under the terms of the credit line agreement, which is in effect until June 1, 1999, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million, at an interest rate of prime plus 0.5%, and must maintain certain ratios. The

Company was in compliance with all covenants of its borrowing agreement at December 31, 1998, and the Company is in the process of renewing its credit agreement. As of December 31, 1997, and during the year then ended, there were no balances outstanding under the line of credit.

Note Payable

The Company has a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate plus one percent (8.75% at December 31, 1998). Minimum future payments under the note at December 31, 1998 are as follow:

Year ending December 31,

1999             $109,000
2000              140,000
2001              155,000
2002              168,000
2003               28,000
		 --------
		 $600,000
		 ========

The Company incurred $9,000 of interest expense in connections with the note payable and line of credit agreements in 1998. No interest expense was incurred in connection with the line of credit agreement in 1997 or 1996.

Note 6 - Leases
----------------

The Company has entered into several capital leases for equipment. Future minimum, capital lease payments, which expire at various times during the period from 1999 to 2004, are as follows:

Year Ending December 31,

1999                       $ 265,000
2000                         196,000
2001                         168,000
2002                         163,000
2003                         128,000
Thereafter                     4,000
			   ----------
Total minimum lease
 payments                    924,000
Less:  Amount representing
interest                     (94,000)
			   ----------
Present value of minimum
 lease payments              830,000
Less current portion        (203,000)
			   ----------
			   $ 627,000
			   ==========

The Company leases its facilities and certain equipment under operating leases which expire through the year 2003. Future minimum rentals under operating leases are as follows:

Year ending December 31,

1999                    $   436,000
2000                        362,000
2001                        348,000
2002                        283,000
2003                         21,000
Thereafter                        -
			-----------
			$ 1,450,000

Total rent expense under all operating leases was $424,000, $600,000, and $664,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 7 - Income Taxes
---------------------

The provision for income taxes for the year ended December 31, 1998, which was primarily due to the effect of the alternative minimum tax. The provision which is all current, consists of $20,000 of federal income tax expense and $3,000 of state income tax expense.

There was no current or deferred income tax provision for 1997 and 1996. The Company utilized net operating loss carryforwards
("NOL") in 1997 and incurred losses in 1996. A reconciliation of income tax expense at the statutory rate to income tax recognized follows.

				    1998         1997       1996
				 ----------   ----------  ---------

Income tax expense at statutory
rate............................ $ 261,000    $ 13,000    $(371,000)
State income taxes, net of
Federal benefit.................    46,000       2,000      (65,000)
Generation (Utilization) of NOL.  (284,000)    (15,000)     436,000
				 ----------   ---------   ----------
Income tax expense.............. $  23,000    $      -    $       -
				 ==========   =========   ==========

The approximate tax effects of temporary differences which gave rise to significant deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:

				    1998         1997
				 -----------   -----------

Current:
Reserve for doubtful accounts..  $   238,000   $    32,000
Accrued expenses and other.....      323,000       286,000
Noncurrent:
Depreciation and amortization..      220,000       290,000
Deferred research and
 development expenses..........      200,000       210,000
Other..........................        8,000        93,000
Net operating loss
 carryforwards.................    2,725,000     3,124,000
Tax credit carryforwards.......      878,000       881,000
				 ------------  ------------
Total deferred assets..........    4,592,000     4,916,000
Valuation allowance............   (4,592,000)   (4,916,000)
				 ------------  ------------
				 $         -   $         -
				 ============  ============

A valuation allowance is recorded if the weight of available evidence suggests it is more likely that not that some portion or all of the deferred tax asset will not be recognized. There is no assurance that the Company will continue to be profitable in future periods. Accordingly, a valuation allowance has been recorded for the full amount of the deferred tax assets in 1998 and 1997.

At December 31, 1998, the Company had net operating loss carryforwards available for federal income and state tax purposes of $7,300,000 and $2,700,000, respectively, expiring through 2010.

Acquisitions of common stock which result in changes in equity ownership in the Company could result in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), thereby imposing an annual limitation (the "Section 382 Limitation") on the Company's ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company's utilization of its net operating loss carryforwards would be restricted to an annual amount equal to the product of the equity value, as defined in the Code, of the Company at the time of the applicable ownership change multiplied by the long-term tax-exempt rate as published monthly by the Internal Revenue Service. The expiration dates of the net operating loss carryforwards would not be extended, and accordingly, a Section 382 Limitation could result in the expiration of a portion of Company's net operating loss carryforwards. The long-term, tax-exempt rate is currently 5.5%; such rate, however, is subject to change, and it is impossible to predict whether the equity value of the Company and such rate will increase, or decrease, and to what extent.

At December 31, 1998, the Company had federal income tax credit carryforwards of approximately $562,000 expiring through 2010, and state tax credit carryforwards of approximately $316,000 which are not subject to expiration.

Note 8 - Shareholders' Equity
-----------------------------

Stock Options


In July 1996, the Board of Directors approved and adopted a new stock incentive plan (the "1996 Plan") which provides for grants of both stock options and shares of restricted stock. Prior to that date, options were granted under the Company's 1986 Stock Option Plan, as amended (the "1986 Plan"). A total of 1,400,000 shares may be granted under the terms of the 1996 Plan. The term of the options granted is determined by Company's Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees must vest at a rate of at least 20% per year.

The 1986 Plan expired in July 1996. At December 31, 1998, 65,800 options were outstanding under this plan.

A one-time grant of options typically is made to each non-employee director at the time of joining the Board, and, beginning in 1999, an additional 15,000 options will be granted annually to non-employee directors. The table below summarizes transactions in the Plans and weighted average exercise prices ("Price") during 1998, 1997 and 1996.

				   1998                1997                1996
			    ------------------   -----------------   -----------------
			     Shares     Price    Shares     Price     Shares    Price
			    ---------  -------  ---------  -------   --------  -------

Outstanding at beginning
of year...................  495,800    $2.36    185,800    $4.01     395,800    $3.12
Granted...................  535,000     0.67    372,500     1.74      63,000     3.41
Exercised.................        -        -          -        -      53,750     1.99
Canceled..................  107,500     3.58     62,500     2.78     219,250     2.59
			    -------    -----    -------    -----     --------   -----
Outstanding at end of
year.....................   923,300     1.12    495,800     2.36     185,800     4.01
			    =======    =====    =======    =====     =======    =====
Exercisable at end of
year.....................   386,300    $1.61    184,550    $3.05     140,300    $4.12
			    =======    =====    =======    =====     =======    =====


The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 1998:

				   Options Outstanding           Options Exercisable
			     --------------------------------  -------------------
Range of  Exercise price     Shares      Life        Price      Shares     Price
-------------------------   ---------  ----------  ----------  ---------  --------

$0.59 to $1.74              792,500    9.2 years   $0.81       288,500    $1.12
$1.75 to $2.43               20,000    9.5 years    2.00        20,000     2.00
$2.44 to $4.99              110,800    6.8 years    3.16        77,800     3.31
			    -------                -----       -------    -----
			    923,300                $1.12       386,300    $1.61
			    =======                =====       =======    =====

The Company grants stock options to employees and others in accordance with the terms of its stock option plans. Warrants are granted upon the Board of Directors' approval. The Company has elected to adopt SFAS 123 "Accounting for Stock-Based Compensation" for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company recognized $27,000, $8,000, and $5,000 of compensation expense related to consulting options in 1998, 1997 and 1996, respectively. Had compensation expense for all options granted been recognized in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

				   Years ended December 31,
				1998        1997         1996
			      ---------   ---------   ---------
Pro forma net income (loss).. $617,000    $288,000    $(622,000)
Pro forma basic and diluted
 net income (loss) per
 share....................... $   0.08    $   0.04    $   (0.10)

The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:


				  Years ended December 31,
				1998        1997       1996
			     ---------   ---------   ---------
Expected life............... 3 Years      3 Years    3 Years
Expected volatility.........    75%         68%        60%
Dividend yield..............     -           -          -
Interest rate...............  5.5%        5.0%       5.75%

Warrants

At December 31, 1998, 1997 and 1996, the Company had a total of 520,000, 810,000 and 810,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $4.89, $4.54 and $4.54, respectively. Of the outstanding warrants, 500,000, 790,000 and 790,000 were exercisable, at weighted average exercise prices of $4.96, $4.57 and $4.57, in 1998, 1997 and 1996, respectively.

At December 31, 1998, 1997 and 1996, 70,000 warrants for consulting services were outstanding. These warrants, of which 50,000 were exercisable, had exercise prices between $2.63 and $3.69 and expire between June 1999 and June 2002.

In connection with stock sales in 1993 and 1994, the Company issued warrants to finders. Warrants to purchase 50,000 shares of the Company's stock are still outstanding at prices ranging from $1.45 and $4.00, expiring between April 1999 and July 2000.

In 1993, the Company issued warrants to purchase 400,000 shares of stock at $5.50 per share in connection with the acquisition of the Immupath license. (See Note 11, "Discontinued Operations".) These options expire in February 2003.

Preferred Stock

In October, 1998 as part of the purchase price of the acquisition (see Note 3), 450,000 shares of no par value Senior Convertible Series B preferred stock ("Series B Preferred") were issued to the seller. The Series B preferred stock is convertible into 500,000 shares of HemaCare common stock, at the option of the holder at any time after one year from the date of issuance. The Series B Preferred stock holders are entitled to dividends when declared by the Company's Board of Directors and, if dividends are declared on the Company's common stock, Series B Preferred stock holders are entitled to participate in the common stock dividend on an as converted basis. In the event of liquidation, dissolution or wind up of the Company, Series B Preferred stock holders are entitled to a preferential distribution of $0.90 per share.

Note 9 -  Employee Salary Deferral Plan
---------------------------------------

HemaCare's Employee Salary Deferral Plan qualifies under Section 401(k) of the Internal Revenue Service Code (the "401(k) Plan"). Eligible employees may contribute up to 12 percent of their pre-tax salaries, subject to certain limitations. HemaCare may elect to match a portion of the employees' contribution. In 1998, 1997 and 1996, the Company elected to match 50 percent of the of each participants contribution, up to 5% of the participants annual salary, with HemaCare common stock.

During 1998, 1997 and 1996, HemaCare issued 90,410 shares
($42,000), 13,195 shares ($41,000), and 12,480 shares ($44,000)
of common stock as matching contributions for the 1997, 1996 and 1995 plan years, respectively. HemaCare plans to issue approximately 96,462 shares ($44,000) in 1999 as matching contributions for the 1998 plan year.

Note 10 - Commitments and Contingencies
---------------------------------------

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

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute passed in late 1994 which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001. The Company is evaluating a number of available options with regard to the expiration of the extension.

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


Note 11 - Segment and Related Party Information
-----------------------------------------------

Business Segments

The Company operates in three business segments, each of which represent a separate business activity. The segments and a description of their business activity follows:

- Blood Management Programs ("BMP"). Outsource programs which provide all or a major portion of the blood banking functions to a hospital.

- Blood Products. Apheresis and whole blood derived products.

- Blood Services. Therapeutic apheresis and stem cell collection procedures, autologous interoperative transfusion and donor testing.

Management uses more than one measure to measure segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements which present revenue from external customers and pretax income for each segment. Supplemental measurement data are as follows:

				   BMP      Blood Products  Blood Services
			       -----------  --------------  ---------------

1998
-----
Depreciation and amortization  $ 56,000     $18,000         $ 52,000

Expenditures for long-lived
 assets                         484,000       4,000          388,000

1997
----
Depreciation and amortization  $ 74,000     $18,000         $ 54,000

Expenditures for long-lived
 assets                          38,000           -                -

1996
-----
Depreciation and amortization   $105,000    $66,000         $ 94,000

Expenditures for long-lived
 assets                           92,000          -                -



Management evaluates segment performance based primarily on operating income. Interest expenses and income, general and administrative expense, amortization of goodwill, income taxes and non-recurring gains and losses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies

Sales of products and services to an unaffiliated hospital group accounted for $2,051,000 (16%) of the Company's revenues in 1998. In 1997, Sales to two unaffiliated hospital groups accounted for $2,044,000 (18%) and $1,473,000 (13%) of the Company's revenues.
In 1996, sales to one unaffiliated hospital group accounted for $1,769,000 (16%) of the Company's revenues. At December 31, 1998 and 1997, no customer accounted for over 10% of the Company's accounts receivable.

Related Party Loan

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

Note 12 - Discontinued Operations
---------------------------------

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

	    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of HemaCare Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HemaCare Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


			    /s/ Arthur Andersen LLP
			    ------------------------
			    ARTHUR ANDERSEN LLP


Los Angeles, California
March 25, 1999

			   HEMACARE CORPORATION
	      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


	   For The Years Ended December 31, 1998, 1997 and 1996


					    Additions
				      ----------------------
			Balance at    Charged to    Charged                  Balance
			beginning     costs and     to other                 at end of
Description             of period     expenses      accounts    Write-offs   period
---------------------   ---------    -----------   ----------   ----------   ---------
Year ended December
31, 1997 - Allowance
for  uncollectible
accounts                $81,000      $     --      $515,000(1)  $     --     $596,000

Year ended December
31, 1997 - Allowance
for  uncollectible
accounts                $47,000      $ 35,000      $     --     $  1,000     $ 81,000

Year ended December
31, 1996 - Allowance
for  uncollectible
accounts                $94,000      $(25,000)(2)  $     --     $ 22,000     $ 47,000


(1) Represents allowance for doubtful accounts of acquired assets at date of acquisition.

(2) Includes a net reduction in the reserve of $48,000, based on an analysis of the aging of accounts receivable at December 31, 1996.

			       INDEX TO EXHIBITS

								      Sequential
								      Page Number
								      -----------

 2.1  Amended and Restated Asset Purchase Agreement between the
      Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation,
      dated June 26,1996 incorporated by reference to Exhibit
      2.1 to Form 10-Q of the Registrant for the quarter ended
      June 30, 1996..................................................

 2.2  Asset Purchase Agreement between the Registrant, Gateway
      Community Blood Program and Haemonetics Corporation, dated
      August 1, 1997--incorporated by reference to Exhibit 2.1 to
      Form 10-Q of the Registrant for the quarter ended September
      30, 1997.......................................................

 3.1  Restated Articles of Incorporation of the Registrant--incorp-
      orated by reference to Exhibit 3.1 to Form 10-K of the
      Registrant for the year ended December 31, 1995................

 3.2  Bylaws of the Registrant, as amended--incorporated by
      reference to Exhibit 3.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1998...............................

 4.1  Warrant Agreement between the Registrant and Medicorp Inc.
      dated February 17, 1993--incorporated by reference to Exhibit
      4 to the Current Report on Form 8-K of the Registrant dated
      February 17, 1993..............................................

 4.2  Form of Warrant Agreement between the Registrant and each of the following consultants: British Far East Holdings, Ltd.,
      Joseph T. McDonald and E. Keene Wolcott dated September 30,
      1994--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1994.....

 4.3  Warrant Agreement between the Registrant and Torrey Pines
      Securities, Inc., dated April 8, 1994--incorporated by
      reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1994...............................

 4.4  Amendment to Warrant Agreement between the Registrant and
      Torrey Pines Securities dated April 3, 1995--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1995...............................

 4.5  Warrant Agreement between the Registrant and M.A. Levy and
      Associates dated March 1, 1995--incorporated by reference to
      Exhibit 4.7 to Form 10-K of the Registrant for the year ended
      December 31, 1994..............................................

 4.6  Warrant Agreement between the Registrant and Joseph T.
      McDonaldd dated November 1, 1996--incorporated by reference to
      Exhibit 4.9 to Form 10-K of the Registrant for the year ended
      December 31, 1996..............................................

 4.7  Rights Agreement between the Registrant and U.S. Stock Transfer
      Corporation dated March 3, 1998--incorporated by reference to
      Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998....

 4.8  Amended Certificate of Determination, dated March 18, 1998--
      incorporated by reference to Exhibit 4.8 of Form 10-K of the
      Registrant for the year ended December 31, 1997................

 4.9  Certificate of Determination of the Registrant's Series B Senior
      Convertible Preferred Stock between the Registrant and Comdisco
      Health Care Group dated October 23, 1998--incorporated by
      reference to Exhibit 4.1 of Form 8-K of the Registrant dated
      November 5, 1998...............................................

 4.10 Registration Rights of Shareholders'--incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the
      Registrant dated August 19, 1996...............................

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

10.3  Office Building Lease dated August 21, 1998 between the
      Registrant and Tar Asset Addison Place, L.P.--incorporated by reference to Form 10-Q for the quarter ended September 30,
      1998...........................................................

10.4  Employment Agreement between Harold I. Lieberman and the
      Registrant, dated September 19, 1988-- incorporated by
      reference to Exhibit 10.4 to Form 10-K of the Registrant for the year ended December 31, 1994...............................

10.5  Amendment to Employment Agreement between the Registrant and
      Harold I. Lieberman, dated September 19, 1989--incorporated by reference to Exhibit 10.5 to Form 10-K of the Registrant for the year ended December 31, 1994...............................

10.6  Revolving Credit Agreement between the Registrant and Bank
      Leumi USA, dated February 5, 1999 and related Promissory
      Note........................................................... Filed herewith
								      electronically

10.7  Promissory Note between the Registrant and Bank Leumi USA, dated February 5, 1999......................................... Filed herewith
								      electronically

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

10.10 Loan Reimbursement Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 30, 1998--incorporated by reference to Exhibit
      10.10 to Form 10-K of the Registrant for the year ended
      December 31, 1997..............................................

10.11 Settlement Agreement between the Registrant and Medicorp,
      Inc. -- incorporated by reference to Exhibit 10.1 to the
      Current Report on Form 8-K of the Registrant dated July
      19, 1996.......................................................

10.12 Foreclosure Sale Agreement between the Registrant and
      Comdisco Health Care Group, Inc dated October 23, 1998--
      incorporated by reference to Exhibit 2.1 of Form 8-K of
      the Registrant dated November 5, 1998..........................

10.13 Employment agreement between the Registrant and William D.
      Nicely dated May 27, 1998--incorporated by reference to Form
      10-Q for the quarter ended June 30, 1998.......................

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


