Form 10-Q
period 1999-03-31
HEMACARE CORP /CA/
filed 1999-05-17
CIK 801748

=============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X_ NO ___

As of May 14, 1999 7,377,582 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

                                   INDEX

                            HEMACARE CORPORATION



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - March 31, 1999 (unaudited) and December 31, 1998

         Consolidated statements of operations - Three months ended March 31, 1999 and 1998 (unaudited)

         Consolidated statements of cash flows - Three months ended March 31, 1999 and 1998 (unaudited)

         Notes to consolidated financial statements - March 31, 1999

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES
                                    2

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 31,
                                                              1999             1998
                                                           (Unaudited)      (Audited)
                                                          ------------     -----------
                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,140,000      $ 1,372,000
  Marketable securities................................       576,000          288,000
  Accounts receivable, net of allowance for
    doubtful accounts - $446,000 (1999) and $596,000
    (1998).............................................     2,640,000        3,038,000
  Product inventories..................................        67,000           87,000
  Supplies.............................................       710,000          604,000
  Prepaid expenses.....................................       120,000          160,000
  Note receivable from related party - current.........        21,000           24,000
                                                          ------------     ------------
              Total current assets.....................     5,274,000        5,573,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,912,000 (1999) and $1,869,000 (1998)..............     1,259,000        1,289,000
Goodwill, net of amortization of $32,000...............       721,000          742,000
Note receivable from related party - non-current.......        50,000           49,000
Other assets...........................................        10,000            9,000
                                                          ------------     ------------
                                                          $ 7,314,000      $ 7,662,000
                                                          ============     ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,120,000      $ 1,414,000
  Accrued payroll and payroll taxes....................       706,000          802,000
  Accrued professional fees............................       116,000          173,000
  Other accrued expenses...............................       346,000          418,000
  Current obligations under capital leases.............       158,000          203,000
  Current notes payable................................       133,000          109,000
  Reserve for discontinued operations..................       110,000          110,000
                                                          ------------     ------------
              Total current liabilities................     2,689,000        3,229,000

Obligations under capital leases, net
  of current portion...................................       609,000          627,000
Notes payable, net of current portion..................       454,000          491,000
Other long-term liabilities............................        24,000           24,000
Commitments and contingencies..........................
Shareholders' equity:
  Preferred stock no par value  5,000,000 shares
    authorized, 450,0000 issued and outstanding........        75,000           75,000
  Common stock, without par value - 20,000,000
   shares authorized, 7,281,120 issued and
   outstanding in 1999 and 1998........................    13,588,000       13,584,000
  Accumulated deficit..................................   (10,125,000)     (10,368,000)
                                                          ------------     ------------
              Total shareholders' equity...............     3,538,000        3,291,000
                                                          ------------     ------------
                                                          $ 7,314,000      $ 7,662,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated balance sheets.

                             HEMACARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

<CAPTIION>

                                                       Three months ended March 31,
                                                          1999            1998
                                                      -------------   -------------
Revenues:
  Blood management programs.........................  $ 1,538,000     $   851,000
  Regional operations
    Blood products..................................    1,067,000         582,000
    Blood services..................................    1,848,000       1,484,000
                                                      ------------    ------------
      Total revenue.................................    4,453,000       2,917,000

Operating costs and expenses:
  Blood management programs.........................    1,460,000         814,000
  Regional operations
    Blood products..................................      737,000         468,000
    Blood services..................................    1,422,000       1,118,000
                                                      ------------    ------------
       Total operating costs and expenses...........    3,619,000       2,400,000
                                                      ------------    ------------
       Operating profit.............................      834,000         517,000

General and administrative expense..................      686,000         501,000
Gain on sale of Gateway Community Blood Program.....      100,000               -
                                                      ------------    ------------
Income from continuing operations
  before income taxes...............................      248,000          16,000
Provision for income taxes..........................       (5,000)              -
                                                      ------------    ------------
     Net income.....................................  $   243,000     $    16,000
                                                      ============    ============
Basic and diluted per share amounts:
     Net income.....................................  $      0.03     $      0.00
                                                      ============    ============
Weighted average shares outstanding - basic.........    7,281,120       7,197,515
                                                      ============    ============
Weighted average shares outstanding - dilutive......    7,797,843       7,197,515
                                                      ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             HEMACARE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three months ended March 31,
                                                                 1999            1998
                                                             ------------    ------------
Cash flows from operating activities:
  Net Income................................................ $   243,000     $    16,000
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization.........................      63,000          34,000
      Issuance of common stock and options for compensation.       4,000           9,000

  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable............     398,000        (266,000)
      (Increase) decrease in inventories, supplies
       and prepaid expenses.................................     (46,000)        134,000
      Increase in other assets, net.........................      (1,000)              -
      Increase (decrease) in accounts payable, accrued
        expenses and other liabilities......................    (519,000)         53,000
      Proceeds from discontinued operations.................           -           5,000
                                                             ------------    ------------
      Net cash provided by (used in) operating
       activities...........................................     142,000         (15,000)

Cash flows from investing activities:
  Decrease in note receivable from related parties..........       2,000           4,000
  Increase in marketable securities.........................    (288,000)       (309,000)
  Purchase of plant and equipment, net......................     (12,000)         (3,000)
                                                             ------------    ------------
  Net cash used in investing activities.....................    (298,000)       (308,000)

Cash flows from financing activities:
  Principal payments on line of credit, term loan
    and capital leases......................................     (76,000)        (37,000)
                                                             ------------    ------------
  Net cash used in financing activities.....................     (76,000)        (37,000)
                                                             ------------    ------------

Decrease in cash and cash equivalents.......................    (232,000)       (360,000)
Cash and cash equivalents at beginning of period............   1,372,000       1,249,000
                                                             ------------    ------------
Cash and cash equivalents at end of period.................. $ 1,140,000     $   889,000
                                                             ============    ============

Supplemental disclosure:
  Interest paid............................................. $    20,000     $     4,000
                                                             ============    ============
Items not impacting cash flows:
  Increase in capital lease obligations..................... $         -     $    42,000
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

                       HemaCare Corporation
              Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
-------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Coral Blood Services, Inc. ("CBS"), a wholly owned subsidiary of the Company, was formed in October 1998, for the purpose of purchasing substantially all of the assets of a company which had been in the business of supplying blood products and services to hospitals primarily in the eastern United States. (See Note 2.)

Note 2 - Coral Blood Services
-----------------------------

In October 1998, the Company purchased, through its wholly owned subsidiary CBS, substantially all of the assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North Carolina and other states. HemaCare is in the process of negotiating of separate agreements with the hospitals previously served by Coral and is providing services to hospitals that have not signed a new agreement under interim arrangements.

Note 3 - Line of Credit and Note Payable
---------------------------------------

Line of Credit

The Company maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. In February 1999, the commercial bank increased the Company's line of credit borrowing limit to $1.2 million, from $700,000, and converted the $600,000 balance then outstanding on the line of credit to a four-year term loan.

Under the terms of the credit line agreement, which is in effect until June 1, 1999, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million at an interest rate of prime plus 0.5% and must maintain certain ratios. The Company was in compliance with all covenants of its borrowing agreement at March 31,1999, and there was no balance outstanding under the line of credit. The Company is in the process of renewing its credit line agreement.

Note Payable

The Company has a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate plus one percent (8.75% at March 31, 1999).

Note 4 - Commitments and Contingencies
--------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001. The Company is evaluating a number of available options with regard to the expiration of the extension.

The State and federal laws set forth antikickback and self-referral prohibitions and otherwise regulate financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations will not prohibit or adversely impact the delivery by HemaCare of its services and products.

Note 7 - Segment and Related Party Information
-----------------------------------------------

Business Segments

The Company operates in three business segments, each of which represents a separate business activity. The segments and a description of their business activities follows:

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

Related Party Loan

In 1995 and 1994, the Company made a series of personal loans to Dr. Joshua Levy, then an officer and director of the Company. The Company received installment payments on these loans in 1997 and 1996. Effective July 31, 1997, the Company entered into an agreement with Dr. Levy to forgive the remaining balance of Dr. Levy's loans, including interest accrued at a 10% annual rate, over a five-year period so long as Dr. Levy remains employed by the Company.

Note 6 - Gain on Disposition
----------------------------

In September 1995, the Company formed Gateway Community Blood
Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway's operations were sold.

The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to the date of sale, up to maximum of $422,000. An additional payment of $100,000 was due when Gateway received a Food and Drug Administration establishment license. In the first quarter of 1999, Gateway received this license, and the Company realized an additional $100,000 gain on the disposition.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HemaCare's operations include blood management programs ("Blood
Management Programs" or "BMPs") and regional sales of blood products ("Blood Products") and blood services ("Blood Services").

A HemaCare Blood Management Program allows a hospital to outsource all or a portion of its blood procurement and donor center management operations and other blood related activities. Blood Products include apheresis platelets and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and cryopreservation and donor testing.

In October 1998, the Company, through its subsidiary Coral Blood Services, Inc. ("CBS"), acquired existing blood products and services operations in the eastern United States. These consist of Blood Management Programs and other blood services provided to hospitals and medical centers. Presently, CBS is providing services to some of its customers under interim arrangements, while negotiating new contractual agreements.

The Company operates five blood management programs. The University of Southern California ("USC") program, initiated in 1996, and four East Coast programs. The East Coast programs are Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC"). Prior to October 1998, Coral Therapeutics, Inc. operated these programs which are now operated by CBS.

The Gateway Community Blood Program ("Gateway") located in St. Louis, Missouri, and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program, initiated in 1995 and 1996, failed to meet the Company"s profitability criteria. Gateway was sold in August 1997, and the Citrus Valley contract was terminated in July 1998.

All comparisons within the following discussions are to the comparable periods of the previous year.

Revenues and Operating Profit
-----------------------------

Total revenues increased 53% ($1,536,000) in the first quarter of 1999. The increase was due to the addition of the CBS operations and to higher California Blood Products revenue, partially offset by lower California BMP and Blood Services revenue. The decrease in California BMP revenue was due to the termination of the Citrus Valley contract. The Company's operating profit as a percentage of sales ("profit margin") increased to 19% in the first quarter of 1999 from 18% in the comparable quarter of 1998. In addition, the Company realized a $100,000 gain on the sale of Gateway, in the first quarter of 1999.

Blood Management Programs

Revenue increased 81% ($687,000) and operating profit increased 1% ($41,000) in the first quarter of 1999. The revenue increase was due to the addition of the CBS operations, partially offset by the termination of the Citrus Valley contact. The increase in operating profit resulted from both the addition of CBS operations and the termination of the Citrus Valley contract.

Blood Products

Blood Products revenues increased 83% ($485,000) in the first quarter of 1999 primarily due to an increase in the volume of apheresis platelet sales in California. This increase was partially offset by a decrease in the average price per product sold.

The profit margin on Blood Products sales increased to 31% from 20% in the first quarter of 1999. The increase resulted primarily from a decrease in the average cost per product sold in California, partially offset by a decrease in the average price per products sold.

Blood Services

Blood Services revenues increased 25% ($364,000) in the first quarter of 1999. The increase resulted from the addition of CBS operations, partially offset by decreases in California-based revenue. In California, albumin sales, the volume of therapeutic procedures and the average price per procedure all decreased in the first quarter of 1999. Albumin, a protein replacement fluid used in certain therapeutic procedures, is offered for sale to non-hospital customers only when the Company is able to obtain an excess supply at a favorable price. The decrease in the average price per California apheresis procedure was due primarily to the mix of procedures performed.

The profit margin on Blood Services sales decreased to 23% from 25% in the first three months of 1999. The decrease was due to CBS therapeutic apheresis operations, which have lower profit margins. This decrease was partially offset by increased profit margins in California therapeutic apheresis services, resulting from a lower average cost per procedure.

Gain on Disposition
-------------------

As a part of the terms of the sale of Gateway's operations, the Company was entitled to receive a payment of $100,000 when Gateway received a Food and Drug Administration establishment license. In the first quarter of 1999, Gateway received this license, and the Company realized an additional $100,000 gain on the disposition.

General and Administrative Expense
----------------------------------

General and administrative expense increased 37% ($185,000) in the first quarter of 1999. The increase reflects costs associated with the addition of the CBS operations.

Liquidity and Capital Resources
--------------------------------

At March 31, 1999, the Company had cash and cash equivalents and marketable securities of $1,716,000 and working capital of $2,586,000. The Company has a $1,200,000 line of credit with a commercial bank which is in effect through June 1, 1999. Under the terms of the credit line agreement, which is in the process of renewal, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1,200,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its borrowing agreement at March 31, 1999, and there were no borrowings outstanding on the line of credit at that date.

The Company also has a term note with a bank of $600,000, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate plus one percent (8.75% at March 31, 1999). The term note is cross collateralized with the Company's line of credit.

The Company's blood products and services businesses, other than the USC Blood Donor Center (the "Center") are profitable and cash flow positive. The Center operations are expected to continue to be unprofitable until a higher level of Center blood collections can be achieved. The operating losses of the Center reduce the overall profitability of the USC Blood Management Program to the Company. The Company continues to implement changes intended to increase the level of Center collections, but there can be no assurance that the Center will be able to achieve and maintain a breakeven or profitable level of collections.

The Company is providing services to many of its East Coast customers under interim arrangements, while negotiating formal contractual agreements. The Company believes that contractual agreements will be satisfactorily concluded with most of these customers. However, there can be no assurance that satisfactory contracts can be negotiated with all major customers, and the loss of one or more major customers could have an adverse effect on the Company's revenue and operating profit.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001, in the event the existing exemption is not extended. The Company is evaluating a number of alternatives with regard to continuing its California based apheresis platelet business after the year 2001. However, there can be no assurance that these initiatives will be successful. Should the Company be unable to continue to sell apheresis platelets collected from paid donors, the Company's revenue and operating profit could be materially adversely effected.

Joshua Levy, M.D., medical director of the Company and a shareholder, treats patients through his private practice, who require therapeutic services. Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or MediCal. It is estimated that revenues from these patients represented approximately 2% ($295,000) of the Company's 1998 revenues. New regulations which have been proposed but not yet issued may provide an exemption for therapeutic apheresis services. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services for Dr. Levy's Medicare and MediCal patients.

Management is evaluating opportunities to develop and implement new outsourcing models, including its Blood Management Program. Because of the increase in the cost of acquiring red blood cells and their decreasing availability, it is likely that future HemaCare outsourcing arrangements will either involve fixed price supply contracts for these products or will focus on providing specialized donation services, apheresis based products and services, and other technology based blood therapies. However, development and introduction of a revised Blood Management Program model or other outsourcing programs may require that the Company obtain additional financing or partner with other blood product and service providers. There can be no assurance that the Company will be successful in developing and marketing its outsourcing programs, that it will be able to obtain the funds necessary to finance such programs or that required partnering relationships can be developed.

The Company anticipates that cash flow from profitable operations, collection of the accounts receivable purchased from Coral, borrowing available from its bank line of credit and its cash and investments on hand will be sufficient to provide funding for its existing needs during the next twelve months.

Year 2000 Disclosure
--------------------

The Company has developed and is implementing a comprehensive program to address year 2000 issues. The program considers the effect of the Year 2000 on the Company's internal systems, customers, products and services, production systems, and suppliers and other critical business partners. Implementation of the Company's plan is substantially complete, and the Company believes that all identified potential Year 2000 issues have been effectively resolved. The cost to identify and resolve Year 2000 issues was not material to the Company's financial results and has been expensed as incurred. Management does not believe that there will be a significant disruption to the Company's business due to Year 2000 issues. However, the Company has begun contingency planning to address any situations which may arise in which the planning of the Company or third parties prove to be inadequate, and where practical alternatives are available. There can be no assurance that the Company's Year 2000 program or the programs of critical business partners will be successful, and failure could have a material adverse affect on the Company's business and results of operations.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf months of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, the effect of state and Federal regulation and demand for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf months of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to expand its operations, obtain additional financing, to repay existing debt, to achieve profitability in its USC Center, to retain existing customers and obtain new customers, to integrate the assets recently acquired from Coral Therapeutic, Inc.'s secured lender, to retain the Coral Therapeutic, Inc. customers, to improve the profitability of the Company's other operations, the effects of the Year 2000 and to comply with the covenants under its bank line of credit. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                    PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings

             None

Item 4.   Submission of Matters to a Vote of Security Holders

             None

Item 5.   Other Information

             None

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

             4.1    Warrant Agreement between the Registrant and
                    Kibel, Green, Inc., dated March 4, 1999.

             4.2    Warrant Agreement between the Registrant and
                    Stuart Dinney, dated March 4, 1999.

             10.1   Services Agreement between the Registrant and
                    Alan C. Darlington, dated March 10, 1999.

             27     Financial Data Schedule for the Quarter
                    Ending March 31, 1999.

          b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     May 17, 1998                   HEMACARE CORPORATION
     ----------------                       (Registrant)


                                         /s/  Sharon C. Kaiser
                                        ----------------------------
                                        Sharon C. Kaiser, Senior Vice
                                        President, Finance and
                                        Chief Financial Officer

                          INDEX TO EXHIBITS



                                                                    Method of Filing
                                                                --------------------------

4.1   Warrant Agreement between the Registrant and
      Kibel Green, Inc. dated March 4, 1999                     Filed herewith electronically

4.2   Warrant Agreement between the Registrant and
      Stuart Dinney, dated March 4, 1999                        Filed herewith electronically

10.1  Services Agreement between the Registrant and
      Alan C. Darlington, dated March 10, 1999                 	Filed herewith electronically

27    Financial Data Schedule for the quarter ending
      September 30, 1998                                        Filed herewith electronically
