Form 10-Q
period 1999-06-30
HEMACARE CORP /CA/
filed 1999-08-16
CIK 801748

=============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

As of August 12, 1999, 7,437,582 shares of Common Stock of the
Registrant were issued and outstanding.

===========================================================================

                                    INDEX

                            HEMACARE CORPORATION



PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated balance sheets - June 30, 1999 (unaudited) and December 31, 1998

           Consolidated statements of operations - Three and six months ended June 30, 1999 and 1998 (unaudited)

           Consolidated statements of cash flows - Six months ended June 30, 1999 and 1998 (unaudited)

           Notes to consolidated financial statements - June 30, 1999

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits

SIGNATURES

Item 1.    Financial Statements
-------    ---------------------

                               HEMACARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,      December 31,
                                                           1999           1998
                                                       ------------    ------------
                                                       (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents........................... $    866,000    $  1,372,000
  Marketable securities...............................      576,000         288,000
  Accounts receivable, net of allowance for
    doubtful accounts - $439,000 (1999) and
    $596,000 (1998)...................................    3,110,000       3,038,000
  Product inventories.................................       50,000          87,000
  Supplies............................................      635,000         604,000
  Prepaid expenses....................................      154,000         160,000
  Note receivable from officer - current..............       23,000          24,000
                                                       -------------   -------------
       Total current assets........................... $  5,414,000    $  5,573,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,921,000 (1999) and $1,869,000 (1998).............    1,188,000       1,289,000
Goodwill, net of amortization of $51,000 (1999) and
 $11,000 (1998).......................................      702,000         742,000
Note receivable from officer - non-current............       40,000          49,000
Other assets..........................................       10,000           9,000
                                                       -------------   -------------
                                                       $  7,354,000    $  7,662,000
                                                       =============   =============
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $  1,177,000    $  1,414,000
  Accrued payroll and payroll taxes...................      786,000         802,000
  Accrued professional fees...........................       71,000         173,000
  Other accrued expenses..............................      127,000         418,000
  Current portion of obligations under capital leases.      154,000         203,000
  Current portion of notes payable....................      136,000         109,000
  Reserve for discontinued operations.................      110,000         110,000
                                                       -------------   -------------
        Total current liabilities.....................    2,561,000       3,229,000

Obligations under capital leases, net
  of current portion..................................      549,000         627,000
Notes payable, net of current portion.................      420,000         491,000
Other long-term liabilities...........................       24,000          24,000
Commitments and contingencies.........................
Shareholders' equity:
  Preferred stock, no par value - 5,000,000 shares
    authorized, 450,000 issued and outstanding........       75,000          75,000
  Common stock, without par value -
    20,000,000 shares authorized,
    7,437,582 and 7,281,120 issued and outstanding in
     1999 and 1998....................................   13,649,000      13,584,000
  Accumulated deficit.................................   (9,924,000)    (10,368,000)
                                                       -------------   -------------
Total shareholders' equity............................    3,800,000       3,291,000
                                                       -------------   -------------
                                                       $  7,354,000    $  7,662,000
                                                       =============   =============

                The accompanying notes are an integral
            part of these consolidated financial statements.

                                  HEMACARE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                  Three months ended June 30,    Six months ended June 30,
                                     1999            1998           1999            1998
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $  2,035,000   $   852,000     $  3,573,000   $  1,703,000
   Regional operations
     Blood products.............     1,122,000       677,000        2,189,000      1,259,000
     Blood services.............     1,837,000     1,314,000        3,685,000      2,799,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     4,994,000     2,843,000        9,447,000      5,761,000

Operating costs and expenses:
   Blood management programs....  $  1,747,000   $   787,000     $  3,207,000   $  1,601,000
   Regional operations
     Blood products.............       816,000       477,000        1,553,000        946,000
     Blood services.............     1,430,000       944,000        2,852,000      2,062,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     3,993,000     2,208,000        7,612,000      4,609,000
                                  -------------  ------------    -------------  -------------

     Operating profit...........     1,001,000       635,000        1,835,000      1,152,000

General and administrative
   expense......................       791,000       585,000        1,477,000      1,086,000
Gain on sale of Gateway                      -             -          100,000              -
   Community Blood Program......
                                  -------------  ------------    -------------  -------------
Income from continuing
   operations before income
   taxes........................       210,000        50,000          458,000         66,000

Provision for income taxes......        (9,000)            -          (14,000)             -
                                  -------------  ------------    -------------  -------------
   Net income...................  $    201,000   $    50,000     $    444,000   $     66,000
                                  =============  ============    =============  ==============

Income per shares:
   Basic........................  $       0.03   $      0.01     $       0.06   $        0.01
                                  =============  ============    =============  ==============
   Diluted......................  $       0.02   $      0.01     $       0.06   $        0.01
                                  =============  ============    =============  ==============

Weighted average shares
    outstanding - basic........     7,392,238     7,281,120        7,336,679       7,239,318
                                  ============   ===========     ============   =============
Weighted average shares
    outstanding - dilutive.....     8,382,023     7,302,852        7,924,092       7,268,926
                                  =============  ============    =============  ==============

                               The accompanying notes are an integral part of
                                    these consolidated financial statements.

                            HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 Six months ended June 30,
                                                                     1999           1998
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income...................................................  $   444,000     $    66,000
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation and amortization............................      146,000          76,000
      Issuance of common stock and options for compensation....       65,000           6,000

  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable...............      (72,000)         55,000
      (Increase) decrease in inventories, supplies and
        prepaid expenses.......................................       13,000         (90,000)
      (Increase) in other assets, net..........................       (1,000)              -
      Decrease in accounts payable, accrued expenses  and
        other liabilities......................................     (633,000)        (96,000)
      Other....................................................            -           1,000
                                                                 ------------    ------------
  Net cash provided by (used in) operating activities..........      (38,000)         18,000

Cash flows from investing activities:
      Decrease in notes receivable from related parties........       10,000           8,000
      Increase in marketable securities........................     (288,000)       (213,000)
      Purchase of plant and equipment, net.....................      (19,000)         (4,000)
                                                                 ------------    ------------
  Net cash used in investing activities........................     (297,000)       (209,000)

Cash flows from financing activities:
      Principal payments on line of credit, term loan
        and capital leases.....................................     (171,000)        (63,000)
                                                                 ------------    ------------
      Net cash used in financing activities....................     (171,000)        (63,000)
                                                                 ------------    ------------

      Decrease in cash and cash equivalents....................     (506,000)       (254,000)
      Cash and cash equivalents at beginning of period.........    1,372,000       1,249,000
                                                                 ------------    ------------
      Cash and cash equivalents at end of period...............  $   866,000     $   995,000
                                                                 ============    ============

Supplemental disclosure:
      Interest paid............................................  $    45,000     $    14,000
                                                                 ============    ============

      Income taxes paid........................................  $    18,000     $         -
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

                             HemaCare Corporation
                  Notes to Consolidated Financial Statements



Note 1 - Basis of Presentation and General Information
-------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Coral Blood Services, Inc. ("CBS"), a wholly owned subsidiary of the Company, was formed in October 1998, for the purpose of purchasing substantially all of the assets of a company which had been in the business of supplying blood products and services to hospitals primarily in the eastern United States. (See Note 2.)

Note 2 - Coral Blood Services
------------------------------

In October 1998, the Company purchased, through its wholly owned subsidiary CBS, substantially all of the assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North Carolina and other states. The Company has concluded new contractual agreements with several former Coral customers; however, the Company operates under interim agreements with certain former Coral customers.

Note 3  - Line of Credit and Note Payable
-----------------------------------------

Line of Credit

The Company maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. In February 1999, the commercial bank increased the Company's line of credit borrowing limit to $1.2 million, from $700,000, and converted the $600,000 balance then outstanding on the line of credit to a four-year term loan.

Under the terms of the credit agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million at an interest rate of prime plus 0.5% and must maintain certain ratios. The Company was in compliance with all covenants of its borrowing agreement at June 30,1999, and there was no balance outstanding under the line of credit. The line of credit matures in June 2000.

Note Payable

The Company has a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate plus one percent (8.75% at June 30, 1999).

Note 4 - Commitments and Contingencies
--------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001. The Company is evaluating a number of available options with regard to the expiration of the exemption. Should the Company be unable to continue to sell apheresis platelets collected from paid donors, the Company's revenue and operating profit could be materially adversely affected.

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

Note 5 - Segment and Related Party Information
----------------------------------------------

Business Segments

The Company operates in three business segments, each of which represents a separate business activity. The segments and a description of their business activities follows:

- Blood Management Programs ("BMP"). Outsource programs which provide all or a major portion of the blood banking functions to a hospital.

- Blood Products. The collection, manufacture and distribution of apheresis and whole blood derived products.

- Blood Services. Therapeutic apheresis and stem cell collection procedures, autologous interoperative transfusion and donor testing.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements, which present revenue from external customers and pretax income for each segment.

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

The Company is entitled to receive a percentage of Gateway's revenues, as defined, over the five years subsequent to the date of sale, up to maximum of $422,000. An additional payment of $100,000 was due when Gateway received a Food and Drug Administration establishment license. In the first quarter of 1999, the Company realized an additional $100,000 gain on the disposition as Gateway received its license.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ------------------------------------------------------------

HemaCare's operations include blood management programs ("Blood
Management Programs" or "BMPs") and regional sales of blood products ("Blood Products") and blood services ("Blood Services").

A HemaCare Blood Management Program allows a hospital to outsource all or a portion of its blood procurement and donor center management operations and other blood related activities. Blood Products include apheresis platelets and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and cyropreservation and donor testing.

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

In June 1999, the Company commenced a Blood Management Program with the University of California at Irvine ("UCI"). The Company now operates six blood management programs. In addition to the UCI program, the Company operates the University of Southern California ("USC") program, initiated in 1996, in Southern California and four East Coast programs. The East Coast programs are Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC"). Prior to October 1998, Coral Therapeutics, Inc. operated these programs.

The Gateway Community Blood Program ("Gateway") located in St.
Louis, Missouri, and the Citrus Valley Health Partners ("Citrus Valley") Blood Management Program, initiated in 1995 and 1996, failed to meet the Company's profitability criteria. Gateway was sold in August 1997, and the Citrus Valley contract was terminated in July 1998.

All comparisons within the following discussions are to the comparable periods of the previous year.

Revenues, Operating Profit and Net Income
-----------------------------------------

Total revenues increased 76% ($2,151,000) in the three-month and 64% ($3,686,000) in the six-month periods of 1999. Operating profit increased by 58% ($366,000) in the three-month and 59% ($683,000) in the six-month periods of 1999. Net income increased by 302% ($151,000) in the three-month and 527% ($378,000) for the six months ended June 30, 1999. In both periods, the increases were due to the addition of the CBS operations and to higher California Blood Products revenue, partially offset by lower California BMP and Blood Services revenue. In addition, the Company realized a $100,000 gain on the sale of Gateway, in the first half of 1999.

Blood Management Programs

Revenue increased 139% ($1,183,000) in the second quarter and 110% ($1,870,000) in the first half of 1999. BMP operating profit increased by 343% ($233,000) in the second quarter and increased by 259% ($264,000) during the six months ended June 30, 1999. The revenue increases were due to the addition of the CBS operations and the UCI BMP, partially offset by the termination of the Citrus Valley contact. The increase in operating profit resulted from the addition of the UCI BMP, improved profitability of CBS BMP operations and the termination of the Citrus Valley contract.

Blood Products

Blood Products revenues increased 66% ($445,000) in the second quarter and 74% ($930,000) in the first half of 1999. The operating profit on Blood Products sales increased by 53% ($106,000) in the second quarter and increased by 103% ($323,000) during the six months ended June 30, 1999. These increases were the result of higher volume apheresis platelet sales in California, partially offset by a decrease in the average price per apheresis platelet product sold and by lower whole-blood component sales volumes and prices.

Blood Services

Blood Services revenues increased 40% ($523,000) in the second quarter and 32% ($886,000) in the first six months of 1999. Blood services operating profit increased by 10% ($37,000) in the second quarter and increased by 13% ($96,000) in the first half of 1999. The increases resulted from the addition of CBS operations, partially offset by decreases in California-based revenue. In California, the volume of albumin sales and the average price per therapeutic apheresis procedure both decreased in 1999. When the Company is able to obtain an excess supply of albumin, a protein replacement fluid used in certain therapeutic procedures, at a favorable price, it is offered for sale to non-hospital customers. There was no excess albumin for sale in 1999. The decrease in the average price per California therapeutic procedure was due primarily to lower average usage of albumin.

Gain on Disposition

As a part of the terms of the sale of Gateway's operations, the Company was entitled to receive a payment of $100,000 when Gateway received a Food and Drug Administration establishment license. In the first quarter of 1999, the Company realized an additional $100,000 gain on the disposition as Gateway received its license.

General and Administrative Expense

General and administrative expense increased 35% ($205,000) in the second quarter and 36% ($390,000) in the first half of 1999. The increase in general and administrative expenses is consistent with the additional overhead costs required to support CBS operations. As a percentage of revenue, general and administrative expenses decreased to 16% during the three and six-month periods ended June 30, 1999, compared to 21% and 19% during the same periods of 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents and marketable securities of $1,442,000 and working capital of $2,853,000. The Company has a $1,200,000 line of credit with a commercial bank which is in effect through June 1, 2000. Under the terms of the credit line agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1,200,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its borrowing agreement at June 30, 1999, and there were no borrowings outstanding on the line of credit at that date.

The Company also has a term note with a bank of $600,000, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate plus one percent, (8.75% as of June 30, 1999). The term note is cross collateralized with the Company's line of credit.

The Company has concluded new contractual agreements with several East Coast customers; however, the Company still operates under interim arrangements with certain East Coast customers. The Company expects to enter contractual agreements with most of these customers.
However, there can be no assurance that satisfactory contracts can be negotiated with all major customers, and the loss of one or more major customers could have an adverse affect on the Company's revenue and operating profit.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a state statute which contains a "sunset" provision. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001. The Company is evaluating a number of alternatives with regard to continuing its California based apheresis platelet business after the year 2001. However, there can be no assurance that these initiatives will be successful. Should the Company be unable to continue to sell apheresis platelets collected from paid donors, the Company's revenue and operating profit could be materially adversely affected.

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

Factors Affecting Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, the effect of state and Federal regulation and demand for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to expand its operations, obtain additional financing, to repay existing debt, to retain existing customers and obtain new customers, to retain the former customers of Coral, to improve the profitability of the Company's other operations, the effects of the Year 2000 and to comply with the covenants under its bank line of credit. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                    PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

          See disclosure in Form 10-K for the year ended December
          31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          a.  The Company's Annual Meeting of Shareholders (the
              "Meeting") held on June 17, 1999 was adjourned and reconvened on July 29, 1999.

          b. The following table shows the tabulation of votes for all matters put to vote at the Meeting.


                                            Against/                  Broker
   Matters Put to Vote            For       Withheld     Abstain     Non-Votes
--------------------------    -----------  ----------  -----------  ---------
1.  Proposal to Amend
    bylaws to provide a
    range  in the
    number of authorized
    directors of the
    Company of five to
    nine directors..........  3,886,108    112,420      727,176     1,451,707

2.  Election of Five
    Directors
    Alan C. Darlington......  5,434,305    743,106
    Charles R. Schwab, Jr...  5,434,305    743,106
    Julien L. Steffenhagen..  5,434,305    743,106
    William D. Nicely.......  5,434,305    743,106
    Robert L. Johnson.......  5,434,305    743,106

3.  Proposal to amend
    Restated Articles of
    Incorporation to
    change the name of
    the Company to
    Comprehensive Blood
    Services................  5,157,168     83,605      936,638


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

a. Exhibits

    4.1 Loan Agreement the Registrant and Bank Leumi USA, dated June 1, 1999

   11      Net Income (Loss) per Common and Common Equivalent
           Share

   27      Financial Data Schedule for the Quarter Ended June
           30, 1999.


b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     August 16, 1999                      HEMACARE CORPORATION
                                           ----------------------------
                                                   (Registrant)


                                            /s/  David Fractor
                                           -----------------------------
                                           David Fractor, Chief Financial
                                           Officer


                             INDEX TO EXHIBITS



                                                          Method of Filing
                                                          ------------------

 4.1  Loan Agreement between the Registrant and Bank
      Leumi USA,dated June 1, 1999                        Filed herewith
                                                          electronically
11    Net Income (Loss) per Common and Common
      Equivalent Share................................    Filed herewith
                                                          electronically

27    Financial Data Schedule for the quarter ended
      June 30, 1999...................................    Filed herewith
                                                          electronically

                                  14