Form 10-Q
period 1999-09-30
HEMACARE CORP /CA/
filed 1999-11-15
CIK 801748

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

Commission File Number 0-15223

                          ----------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

As of November 11, 1999, 7,437,582 shares of Common Stock of the
Registrant were issued and outstanding.

========================================================================

                                  INDEX
                          HEMACARE CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - September 30, 1999 (unaudited) and December 31, 1998

         Consolidated statements of operations - Three and nine months ended September 30, 1999 and 1998 (unaudited)

         Consolidated statements of cash flows - Nine months ended September 30, 1999 and 1998 (unaudited)

         Notes to consolidated financial statements - September 30, 1999

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

SIGNATURES

Item 1.    Financial Statements
-------    ---------------------

                               HEMACARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,
                                                           1999           1998
                                                       ------------    ------------
                                                       (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents........................... $  1,445,000    $  1,372,000
  Marketable securities...............................      486,000         288,000
  Accounts receivable, net of allowance for
    doubtful accounts - $439,000 (1999) and
    $596,000 (1998)...................................    2,863,000       3,038,000
  Product inventories.................................       66,000          87,000
  Supplies............................................      615,000         604,000
  Prepaid expenses....................................      208,000         160,000
  Note receivable from related party - current........       23,000          24,000
                                                       -------------   -------------
       Total current assets...........................    5,706,000       5,573,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,991,000 (1999) and $1,869,000 (1998).............    1,243,000       1,289,000
Goodwill, net of amortization of $70,000 (1999) and
 $11,000 (1998).......................................      683,000         742,000
Note receivable from related party - non-current......       35,000          49,000
Other assets..........................................       12,000           9,000
                                                       -------------   -------------
                                                       $  7,679,000    $  7,662,000
                                                       =============   =============
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $  1,255,000    $  1,414,000
  Accrued payroll and payroll taxes...................      614,000         802,000
  Accrued professional fees...........................       86,000         173,000
  Other accrued expenses..............................      226,000         418,000
  Current obligations under capital leases............      179,000         203,000
  Current notes payable...............................      136,000         109,000
  Reserve for discontinued operations.................      110,000         110,000
                                                       -------------   -------------
        Total current liabilities.....................    2,606,000       3,229,000

Obligations under capital leases, net
  of current portion..................................      595,000         627,000
Notes payable, net of current portion.................      387,000         491,000
Other long-term liabilities...........................       24,000          24,000
Commitments and contingencies.........................
Shareholders' equity:
  Preferred stock, no par value - 5,000,000 shares
    authorized, 450,000 issued and outstanding........       75,000          75,000
  Common stock, without par value -
    20,000,000 shares authorized,
    7,437,582 and 7,281,120 issued and outstanding in
     1999 and 1998....................................   13,649,000      13,584,000
  Accumulated deficit.................................   (9,657,000)    (10,368,000)
                                                       -------------   -------------
Total shareholders' equity............................    4,067,000       3,291,000
                                                       -------------   -------------
                                                       $  7,679,000    $  7,662,000
                                                       =============   =============

                The accompanying notes are an integral
            part of these consolidated financial statements.

                                  HEMACARE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                  Three months ended Sept.30,    Nine Months Ended Sept. 30,
                                     1999            1998           1999            1998
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $  2,032,000   $   587,000     $  5,605,000   $  2,291,000
   Regional operations:
     Blood products.............     1,006,000     1,075,000        3,195,000      2,335,000
     Blood services.............     1,794,000     1,005,000        5,479,000      3,805,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     4,832,000     2,667,000       14,279,000      8,431,000

Operating costs and expenses:
   Blood management programs....     1,725,000       465,000        4,932,000      2,067,000
   Regional operations:
     Blood products.............       748,000       676,000        2,301,000      1,622,000
     Blood services.............     1,307,000       661,000        4,159,000      2,723,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     3,780,000     1,802,000       11,392,000      6,412,000
                                  -------------  ------------    -------------  -------------

     Operating profit...........     1,052,000       865,000        2,887,000      2,019,000

General and administrative
   expense......................       771,000       608,000        2,244,000      1,694,000
Gain on sale of Gateway
   Community Blood Program......             -             -          100,000              -
                                  -------------  ------------    -------------  -------------
Income from continuing
   operations before income
   taxes........................       281,000       257,000          743,000        325,000

Provision for income taxes......        14,000             -           28,000              -
                                  -------------  ------------    -------------  -------------
   Net income...................  $    267,000   $   257,000     $    715,000   $    325,000
                                  =============  ============    =============  ==============

Income per share:
   Basic........................  $       0.04   $      0.04     $       0.10   $        0.05
                                  =============  ============    =============  ==============
   Diluted......................  $       0.03   $      0.04     $       0.09   $        0.05
                                  =============  ============    =============  ==============

Weighted average shares
    outstanding - basic........     7,437,582     7,281,120        7,359,351       7,194,113
                                  ============   ===========     ============   =============
Weighted average shares
    outstanding - dilutive.....     8,363,532     7,281,120        8,018,390       7,194,382
                                  =============  ============    =============  ==============

                               The accompanying notes are an integral part of
                                    these consolidated financial statements.

                            HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 Nine months ended Sept. 30,
                                                                     1999           1998
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income...................................................  $   715,000     $   325,000
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation and amortization............................      266,000         116,000
      Issuance of common stock and options for compensation....       65,000          13,000

  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable...............      175,000         144,000
      (Increase) decrease in inventories, supplies and
        prepaid expenses.......................................      (39,000)          7,000
      (Increase) in other assets, net..........................       (3,000)              -
      (Decrease) in accounts payble, accrued expenses
        and other liabilities..................................     (614,000)       (146,000)
      Proceeds from discontinued operations....................            -           7,000
                                                                 ------------    ------------
  Net cash provided by (used in) operating activities..........      565,000         466,000

Cash flows from investing activities:
      Decrease in notes receivable from related parties........       14,000          12,000
      Increase in marketable securities........................     (198,000)       (117,000)
      Purchase of plant and equipment, net.....................      (51,000)        (47,000)
                                                                 ------------    ------------
  Net cash used in investing activities........................     (235,000)       (152,000)

Cash flows from financing activities:
      Principal payments on line of credit, term loan
        and capital leases.....................................     (257,000)        (90,000)
                                                                 ------------    ------------
      Net cash used in financing activities....................     (257,000)        (90,000)
                                                                 ------------    ------------

      Increase in cash and cash equivalents....................       73,000         224,000
      Cash and cash equivalents at beginning of period.........    1,372,000       1,249,000
                                                                 ------------    ------------
      Cash and cash equivalents at end of period...............  $ 1,445,000     $ 1,473,000
                                                                 ============    ============

Supplemental disclosure:
      Interest paid............................................  $    68,000     $    19,000
                                                                 ============    ============
      Income taxes paid........................................  $    39,000     $         -
                                                                 ============    ============

Items not impacting cash flows:
      Increase in capital lease obligations....................  $   126,000     $         -
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

                                HemaCare Corporation
                     Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
-------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Coral Blood Services, Inc. ("CBS"), a wholly owned subsidiary of the Company, was formed in October 1998, for the purpose of purchasing substantially all of the assets of a company which had been in the business of supplying blood products and services to hospitals primarily in the eastern United States.

Note 2 - Coral Blood Services
------------------------------

In October 1998, the Company purchased, through its wholly owned subsidiary CBS, substantially all of the assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North Carolina and other states. The Company has entered into contractual arrangements to provide services to most of the Coral customers.

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

Under the terms of the credit agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million at an interest rate of prime plus 0.5% and must maintain certain ratios. The Company was in compliance with all covenants of its borrowing agreement at September 30, 1999, and there was no balance outstanding under the line of credit. The line of credit matures in June 2000.

Note Payable

The Company has a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate
(8.25% as of September 30, 1999) plus one percent.

Note 4 - Commitments and Contingencies
---------------------------------------

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

Note 5 - Business Segments and Related Party Information
---------------------------------------------------------

Business Segments

The Company operates in three business segments, each of which represents a separate business activity. The segments and a description of their business activities follows:

- Blood Management Programs (BMP). Outsource programs which provide all or a major portion of the blood banking functions to a hospital.
- Blood Products. The collection, manufacture and distribution of apheresis and whole blood derived products.
- Blood Services. Therapeutic apheresis and stem cell collection procedures, autologous interoperative transfusion and donor testing.

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

Note 6 - Gain on Disposition
-----------------------------

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway's operations were sold.

The Company is entitled to receive a percentage of Gateway's revenues, as defined over the five years subsequent to the date of sale, up to a maximum of $422,000. The Company received an additional payment of $100,000 during the first quarter when Gateway received a Food and Drug Administration establishment license. This was accounted for as an additional gain on the disposition of Gateway.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
-----------------------------------------------------------

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

Revenues, Operating Profit and Net Income
------------------------------------------

Total revenues increased 81% ($2,165,000) in the three-month and 69% ($5,848,000) in the nine-month periods ended September 30, 1999. CBS contributed revenues of $2,005,000 in the three-months and $5,670,000 in the nine-month periods ended September 30, 1999. Operating profit increased by 22% ($187,000) in the three-month and 43% ($868,000) in the nine-month periods ended September 30, 1999. CBS contributed operating profit of $360,000 in the three-months and $728,000 in the nine-months ended September 30, 1999.

Blood Management Programs
--------------------------

Revenue increased 246% ($1,445,000) in the three-month and 145% ($3,314,000) in the nine-month periods ended September 30, 1999. CBS's Blood Management Programs contributed revenues of $1,194,000 in the three-month and $3,433,000 in the nine-month periods ended September 30, 1999. During the second quarter of 1999, the Company commenced a Blood Management Program with the University of California at Irvine. This program contributed third quarter revenues of $336,000 and $522,000 for the nine-month period ended September 30, 1999.

Operating profit increased 152% ($185,000) in the three-month and 200% ($449,000) in the nine-month periods ended September 30, 1999. During the third quarter of 1999 CBS contributed operating profits of $195,000. Additionally, the UCI program contributed operating profits of $98,000. The increase in profits from these programs was offset by the USC program which was less profitable during the three months ended September 30, 1999, compared to 1998. In addition to normal operating expenses the USC program incurred certain additional expenses to expand and develop its ability to collect blood products through mobile blood drives. These mobile blood drives are expected to occur in future quarters, although their ultimate success can not be assured. For the nine-months ended September 30, 1999, CBS contributed $384,000 of operating profits and the UCI program contributed $139,000 of operating profits. The increase in profits from these programs was offset by reduced profitability from the Company's USC program.

Blood Products
---------------

Blood Products revenue for the first three-quarters of 1999, increased by 37% ($860,000). In July 1998, two significant customers began purchasing apheresis platelets from the Company. Revenues for the first three-quarters of 1999 include apheresis platelet sales to these customers whereas there were only minimal sales to these customers in the first three-quarters of 1998. Additionally, CBS's blood products contributed revenue of $178,000 for the nine-month period ended September 30, 1999.

Blood Products revenue decreased by 6% ($69,000) in the third quarter of 1999. In August 1999, the two significant apheresis platelet customers described above began purchasing products from other sources. Additionally, competition among apheresis platelet suppliers intensified during the third quarter of 1999. In response to increased competition, the Company decreased its platelet prices to certain customers. The decline in revenue was partially offset by CBS's blood products revenue of $49,000.

Operating profit decreased by 35% ($141,000) in the three-months ended September 30, 1999. For the nine-months ended September 30, 1999, operating profit increased by 25% ($181,000). The changes in operating profits are attributable to the decreases in customer purchases and increased competition described in the paragraph above. CBS contributed $6,000 and $36,000 in operating profits for the three-months and nine-months ended September 30, 1999.

Blood Services
---------------

Blood services revenue increased by 79% ($789,000) in the three-month and 44% ($1,674,000) in the nine-months ended September 30, 1999. CBS contributed revenues of $776,000 and $2,059,000 respectively. Exclusive of CBS revenue contribution, revenue in the quarter ended September 30, 1999 was consistent with the prior year. For the nine-months ended September 30, 1999, revenue exclusive of CBS decreased by $385,000. When the Company is able to obtain an excess supply of albumin, a protein replacement fluid used in certain therapeutic procedures, at a favorable price, it is offered for sale to non-hospital customers. During the first six months of 1998, the Company sold approximately $250,000 of albumin, to non-hospital customers. There was no sale of albumin in 1999.

Operating profit increased by 42% ($143,000) in the three-month period ended September 30, 1999 and 22% ($238,000) for the nine-months ended September 30, 1999. CBS contributed operating profits of $159,000 and $308,000 for the three and nine month periods respectively. Exclusive of CBS's profit contribution, operating profit in the third quarter of 1999, was consistent with the prior year. For the nine-months ended September 30, 1999, operating profit from California operations was negatively affected, as there were no sales of albumin to non-hospital customers. Additionally, the volume of albumin used during therapeutic procedures also declined compared to 1998. This was partially offset by an increase in the number of therapeutic procedures that required the use of prosorba columns. Prosorba columns are special filters used during therapeutic apheresis to treat certain blood disorders.

Gain on Disposition
--------------------

As part of the terms of the sale of Gateway's operations, the Company was entitled to receive a payment of $100,000 when Gateway received a Food and Drug Administration establishment license. During the first quarter of 1999 the Company received this amount and accounted for this cash receipt as an additional gain on the disposition of Gateway.

General and Administrative Expense
-----------------------------------

General and administrative expense increased 27% ($163,000) in the third quarter and 32% ($550,000) for nine-months ended September 30, 1999. The increase in general and administrative expenses is consistent with the additional overhead costs required to support CBS operations. As a percentage of revenue, general and administrative expenses decreased to 16% for both the three and nine-month periods ended September 30, 1999, compared to 23% and 20% during the same periods of 1998.

Liquidity and Capital Resources
---------------------------------

At September 30, 1999, the Company had cash and cash equivalents and marketable securities of $1,931,000 and working capital of $3,100,000. As of December 31, 1998, these balances were $1,660,000 and $2,344,000 respectively. The Company has a $1,200,000 line of credit with a commercial bank that is in effect through June 1, 2000. Under the terms of the credit agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1,200,000, and must maintain certain financial ratios. The Company was in compliance with all covenants of its borrowing agreement at September 30, 1999, and there were no borrowings on the line at that date.

The Company also has a term note with a bank that had an original balance of $600,000. As of September 30, 1999, the balance on this note was $523,000. The note requires monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate (8.25% as of September 30, 1999) plus one percent. The note is cross collateralized with the Company's line of credit.

The Company has entered into new contracts with most of its East Coast customers. However, the Company still operates under interim arrangements with certain East Coast customers. The Company expects to enter into written agreements with most of these customers or may continue to provide services to these customers without a contract. The nature of the business is such that customer contracts periodically expire and require renewals. When contracts expire there is no assurance that satisfactory contracts can be negotiated with all major customers, and the loss of one or more major customers could have an adverse affect on the Company's revenue and operating profit.

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

Joshua Levy, M.D., medical director of the Company and a shareholder, treats patients through his private practice, who require therapeutic services. Amendments to the Federal self-referral laws and related regulations which became effective in 1995 could restrict the Company's ability to provide therapeutic services to Dr. Levy's patients who are covered by Medicare or Medi-Cal. It is estimated that revenues from these patients represented approximately 2% ($295,000) of the Company's 1998 revenues. New regulations that have been proposed but not yet issued may provide an exemption for therapeutic apheresis services. If the new regulations do not provide an exemption for therapeutic apheresis services, the Company could lose the revenue from its services for Dr. Levy's Medicare and Medi-Cal patients.

The Company anticipates that cash flow from profitable operations, collection of the accounts receivable purchased from CBS, borrowing available from its bank line of credit and its cash and investments on hand will be sufficient to provide funding for its existing needs during the next twelve months.

Year 2000 Disclosure
---------------------

The Company has developed and is implementing a comprehensive program to address Year 2000 issues. The program considers the effect of the Year 2000 on the Company's internal systems, customers, products and services, production systems, and suppliers and other critical business partners. Implementation of the Company's plan is substantially complete, and the Company believes that all identified potential Year 2000 issues have been effectively resolved. The cost to identify and resolve Year 2000 issues was not material to the Company's financial results and has been expensed as incurred. Management does not believe that there will be a significant disruption to the Company's business due to Year 2000 issues. However, the Company has begun contingency planning to address any situations which may arise in which the planning of the Company or third parties prove to be inadequate, and where practical alternatives are available. There can be no assurance that the Company's Year 2000 program or the programs of critical business partners will be successful, and failure of this program could have a material adverse affect on the Company's business and results of operations.

Factors Affecting Forward-Looking Information
----------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in the Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, the effect of state and Federal regulation and demand for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to expand its operations, obtain additional financing, to repay existing debt, to retain existing customers and obtain new customers, to retain the former customers of CBS, to improve the profitability of the Company's other operations, the effects of the Year 2000 and to comply with the covenants under its bank line of credit. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See disclosure in Form 10-K for the year ended December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            11 Net Income per Common and Common Equivalent Share Financial Data Schedule for the Quarter Ended
                 September 30, 1999

            27   Financial Data Schedule for the Quarter Ended September
                 30, 1999

         b. The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 15, 1999             HEMACARE CORPORATION
        -------------------        ---------------------------
                                           (Registrant)


                                   /s/ David  Fractor
                                   ----------------------------
                                   David Fractor
                                   Chief Financial Officer

                            INDEX TO EXHIBITS


                                                    Method of Filing
                                                    ------------------

11     Net Income (Loss) per Common and Common
       Equivalent Share                             Filed herewith electronically

27     Financial Data Schedule for the quarter
       ended September 30,1999                      Filed herewith electronically
