Form 10-K405
period 1999-12-31
HEMACARE CORP /CA/
filed 2000-03-30
CIK 801748

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K



(Mark one)

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999

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

                                  ---------------

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

As of March 24, 2000, 7,583,107 shares of Common Stock of the Registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date (based upon the closing price of the Common Stock as reported by the OTC Bulletin Board was approximately,$16,955,267.

Portions of the Registrant's definitive Proxy Statement for its June 15, 2000 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III. Such proxy shall be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1999.

                                     PART I
Item 1.  Business.
------------------

General
-------

HemaCare Corporation and its wholly owned subsidiary Coral Blood Services, Inc. offer a full range of blood services and products to hospitals and medical centers. HemaCare Corporation and its wholly owned subsidiaries are collectively referred to herein as "HemaCare" or the "Company", and Coral Blood Services, Inc. is referred to as "CBS." HemaCare is licensed by the Food and Drug Administration ("FDA"), which regulates the blood industry, and accredited by the American Association Blood Banks ("AABB"). The
Company has been providing blood services and products in Southern California since 1979. In October 1998, Coral Blood Services, Inc. was formed to acquire blood products and services operations in the eastern United States. The Company now has operations in 12 states.

During the last decade, hospitals have experienced increasing cost containment pressures. As a result, these institutions are continuously looking for ways of providing more cost-effective health services. HemaCare has responded to this need by developing customized blood services programs designed to meet the specific requirements of each individual hospital customer.

The Company's customers include university teaching hospitals, medical centers and regional hospitals located in California, Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, North Carolina, Rhode Island, Tennessee and West Virginia. Products and services are provided to these customers under contractual agreements. Each customer selects the products and services provided by the Company which best meet its needs, including:

- Product procurement (apheresis platelets and plasma and whole blood derived components).

- Therapeutic apheresis (plasma exchange, cell depletion and immunadsorption procedures).

-   Stem cell collection and cryopreservation.

-   Interoperative autologous transfusion.

-   Donor center management.

-   Donor sample testing.

-   Blood management consulting.

-   Research and clinical trial protocols.

Several of the Company's customers have elected to outsource some or all of their blood services to the Company in a blood management program arrangement as described below under the caption "Blood Management Programs."

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

Blood Management Programs
-------------------------

A HemaCare Blood Management Program ("BMP") is an arrangement in which a hospital outsources some or all of its blood procurement and donor center management functions to HemaCare while retaining the convenience and efficiencies of an in-house program.

In a BMP arrangement, HemaCare supplies the BMP customer with blood products from collections at the customer's donation center or from collections at other HemaCare donation sites or products purchased by HemaCare from outside suppliers. HemaCare establishes and operates a blood donation center under the name of the sponsoring BMP hospital. Typically, the center is staffed, operated and managed by the Company which is also responsible for regulatory compliance. A BMP aligns the interests of the Company and its hospital customer, providing the customer with a "partner" in achieving its financial, regulatory compliance and patient service goals.

Dartmouth-Hitchcock Medical Center

Dartmouth-Hitchcock Medical Center ("DHMC") outsources its apheresis platelet and plasma collections, autologous and directed donation collection services, therapeutic apheresis and stem cell collection services and blood related research support in a BMP arrangement. Located in Lebanon, New Hampshire, DHMC, a 430 bed hospital, is affiliated with Dartmouth College and is the teaching hospital for Dartmouth College Medical School. DHMC is a major research center and serves as the tertiary care center for New Hampshire and adjacent areas of Vermont. The Company collects apheresis products for the hospital and provides autologous and directed donations services and conducts a donor-retested plasma program. Therapeutic apheresis and stem cell collection services are provided in the hospital-based donor room or at the patient's bedside, as directed by the responsible physician. The Company's current BMP agreement with DHMC extends through October 2001.

Maine Medical Center

Located in Portland, Maine, the Maine Medical Center ("MMC"), a 600 bed teaching hospital, is the largest medical center in northern New England.
In 1994, MMC elected to outsource its apheresis platelet collections and, in 1997, added therapeutic apheresis functions and stem cell collections to its BMP arrangement. The Company provides substantially all of the apheresis platelets used by MMC from products collected at its donor facility in Portland and on mobile platelet drives conducted in the greater Portland area. Mobile therapeutic apheresis and stem cell collection services are provided to MMC's patients and physicians by specially trained registered nurses. In addition, the Company offers low density lipoprotein ("LDL") therapeutic services to patients with extremely high blood cholesterol levels who are resistant to dietary and drug treatments. Although this contract recently expired, the Company continues to provide services in accordance with the terms of the most recent contract until the terms of a new contract are finalized.

St. Vincent Hospital at Worcester Medical Center

Located in Worcester, Massachusetts, St. Vincent Hospital at Worcester Medical Center ("St. Vincent") is a 300-bed tertiary and acute care hospital serving central Massachusetts. In March 1998, St. Vincent outsourced its entire blood procurement and donor room function on an exclusive basis. Services provided by the Company to St. Vincent include procurement of blood products, whole blood and apheresis platelet collections, autologous and directed donations services and therapeutic apheresis services. An integral part of these services is the operation of a donor room located in St. Vincent hospital. This facility provides a convenient location for patients and their families to donate blood.

University of North Carolina

The University of North Carolina's BMP arrangement designates the
Company as the primary provider of apheresis products to the UNC Hospitals in Chapel Hill, North Carolina ("UNC").

The Company collects these products in its hospital-based donor room and on mobile blood drives. The 660-bed UNC facility is the teaching hospital for the University of North Carolina School of Medicine and is an active blood-banking research institution. The Company's BMP arrangement extends through January 31, 2002.

University of Southern California

The University of Southern California ("USC") BMP agreement established HemaCare as the primary provider of blood products and services to the patients and physicians of USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital. Together these hospitals comprise a 340 bed tertiary care and research center. An integral part of the USC program is a blood donation center located on the USC Health Sciences Campus. In addition, the Company provides mobile therapeutic apheresis and stem cell collection services to USC. The BMP agreement is in effect until March 2002.

University of California, Irvine Medical Center

Located in Orange County, California, the University of California, Irvine Medical Center (UCI) outsources its apheresis platelet collections, autologous and directed donation collection services and therapeutic apheresis in a BMP arrangement that began in June, 1999. UCI is a 462 bed tertiary facility and is the teaching hospital for the University of California, Irvine Medical School The Company collects these blood products in a donor room located in the hospital and on mobile blood drives. This BMP agreement is in effect until February 28, 2002.

Long Beach Memorial Medical Center

On February 14, 2000, the Company entered into a partnership agreement to manage the blood collection activities for Long Beach Memorial Medical Center ("LBMMC"). LBMMC is a 726-bed major tertiary teaching hospital facility located in Southern Los Angeles County. It is the flagship medical center in the Memorial Care System, which includes four other hospitals. Under the agreement, HemaCare is responsible for management of LBMMC's existing programs for blood collection and for expanding those programs to include mobile blood drives in the greater Long Beach community. Additionally, HemaCare is responsible for providing therapeutic apheresis services to patients requiring this medical treatment.

Presbyterian Intercommunity Hospital

HemaCare entered into a partnership agreement to manage the comprehensive blood collection activities for Presbyterian Intercommunity Hospital ("PIH") beginning May 1, 2000. PIH is a 339-bed community medical center located in Whittier, California. Under this agreement, HemaCare will be responsible for management of PIH's existing blood collection programs, and for expanding those programs to include mobile blood drives in the greater Whittier and Los Angeles areas. In addition, HemaCare will be responsible for providing therapeutic apheresis services to patients requiring this medical treatment.

Blood Products
--------------

General

The Company sells single donor apheresis platelet products ("apheresis platelets" or "platelets"), apheresis plasma and whole blood derived components ("components") such as red blood cells and fresh frozen plasma to more than 100 hospital customers.

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

Platelet apheresis technology involves the use of a cell separator operated by a trained clinician. The procedure removes blood from a donor through a needle in one arm, pumping the blood through the cell separator where the desired platelet component is retained and returning the blood, including the red cells, to the donor. The procedure typically requires one to three hours and may be done up to 24 times per year, since platelets regenerate within 48 hours. Temperature control and constant movement (using a rotator) maintain the platelets' viability for five days. When necessary to meet its customers' needs, the Company also purchases platelet products for resale. Such platelet suppliers are FDA licensed and accredited by the AABB. Approximately 4% of platelets sold by the Company in 1999 were purchased from outside suppliers.

In order to attract and retain qualified donors at its Sherman Oaks, California location, the Company reimburses these donors for their time and commitment. As a result, the Company has developed a select group of repeat donors who are tested regularly in connection with their frequent donations. Cash reimbursement to donors is variable, based on the number and frequency of donations, and includes a bonus program. Most southern California platelet products are obtained from paid donations made at the Company's Sherman Oaks location. Platelet donors who are compensated must pass the Company's stringent donor screening standards, which include a pre-donation and annual physical examination by a physician. Volunteer and compensated donors are subject to a prescreening interview before each donation, and all platelet donations are subject to infectious disease testing. After collection, the platelets are tested, labeled and delivered to hospital customers. The Company also recruits non-cash compensated donors for its BMP donor centers and hospital sponsored collection programs.

In 1999, $3,500,000 of the Company's revenues resulted from the sale of platelets obtained from paid donors. Unless extended, the law enabling HemaCare to sell apheresis platelets obtained from paid donors in California will expire in December 2001. The loss of revenues from this program would have a material adverse affect on the Company's revenue and net income.
In February 2000, proposed legislation (AB 2714) sponsored by the Company, was introduced in the California Legislature. If enacted, this legislation will make permanent the provisions of current California law enabling the Company to sell platelet products obtained from paid donors.

There can be no assurances that AB 2714 will be passed by the legislature and enacted into law. However, the Company believes that its twenty-one year history of providing platelets to hospitals and patients (without a single adverse patient health outcome) and its excellent regulatory compliance record strongly support the passage of AB 2714 (see "Risk Factors").

Component Blood Products

HemaCare provides whole blood derived component products such as red blood cells, fresh frozen plasma and cryoprecipitate to its non-BMP customers. Most of these products are purchased by the Company. All purchased product is obtained from blood centers located in the United States. All such suppliers are FDA licensed and accredited by the AABB.

Blood Services General

The Company provides therapeutic apheresis, interoperative autologous transfusion and donor testing services. Since its inception, the Company has performed more than 43,200 therapeutic apheresis procedures in the treatment of more than 27 diseases. The Company now provides these services in 11 states on the east and west coasts of the United States.

Therapeutic Apheresis

Therapeutic apheresis ("therapeutics" or "therapeutic services") is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics equipment includes a state-of-the-art blood cell separator and the disposables and supplies needed to perform the procedure. Treatments are administered by trained, nurse-specialists, acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), under the supervision of a specially trained physician.

The Company provides therapeutic services using all currently recognized treatment methods: 1) plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, and 3) stem cell rescue and cryopreservation.

Plasma Exchange and Cell Depletion

The primary blood services provided by the Company, accounting for 95% of therapeutics procedures in 1999, were plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood, using automated blood separation equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids, most commonly albumin, are used to maintain the patient's blood volume.

Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. A patient may require from four to twenty treatments over a period of time ranging from a few days to several months. Each treatment may last from two to four hours.

In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. As a result, the price of albumin more than doubled during 1997. During 1998 and most of 1999, albumin remained in short supply. During the second half of 1999, the supply of albumin increased and prices declined. The price the Company charges to customers for albumin increased in 1997 and 1998, although it was unable to recover the full amount of the cost increase. With the easing of albumin pricing in 1999, the Company was able to recover substantially all of the remaining price increase.

Immunoadsorption

Since 1988, the Company has provided a therapeutic treatment which uses an in-line immunoadsorption column to modify patient's immune response. During immunoadsorption column therapy, blood is drawn from one arm of the patient, plasma and blood cells are separated, the plasma is filtered through the column to remove unwanted circulating immune complexes and immunoglobulin from the plasma. The plasma is then recombined with the red blood cells and returned to the patient's other arm.

Immunoadsorption column therapy has been approved by the FDA for the treatment of ITP, an immune-mediated bleeding disorder since December 1997.

In 1999, the FDA approved this procedure for the treatment of moderate to severe rheumatoid arthritis ("RA"). RA is a potentially crippling autoimmune disease that is estimated to affect approximately 2.5 million people in the United States. In RA, the body's immune system inappropriately makes antibodies, called rheumatoid factors, that collect in the joints and surrounding soft tissue causing inflammation and tissue damage. Joints, typically those in the hand, become painful and swollen, lose movement and become deformed. These individuals not only suffer a significantly reduced quality of life, but also a shortened life expectancy.

This application may significantly increase the demand for immunadsorption column procedures. The typical RA patient treatment involves a series of twelve treatments in a three-month period. Approximately 50% of the treated patients experience a significant decrease in symptoms and are able to function without medication for a period of approximately one year.

Stem Cell Rescue and Cryopreservation

Since 1990, the Company has been providing peripheral stem cell collection services in California. In this application, stem cells (those cells which mature into all the different cellular components of blood) are collected from a cancer patient using apheresis technology. The patient then receives a series of intensive chemotherapy treatments followed by reinfusion of the patient's own stem cells. From 1994 to 1999 the Company added cryopreservation (processing, freezing and short-term storage of stem cells) to cell collection to provide a full-service program to community hospitals which are not able to establish their own in-house capabilities in the early development of this technology. The Company's cryopreservation capacity was underutilized as third arty payers were reluctant to reimburse community hospitals for this procedure. Consequently, the Company decided in 1999 to continue the collection of stem cells and to outsource the cryopreservation activities.

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

Discontinued Operations

From 1990 through 1995, the Company, through its wholly owned subsidiary HemaBiologics, Inc., conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. In November 1995, the Company decided to terminate these research and development activities. As a result of this decision, the Company established a $1 million reserve for losses during the disposal period, including $600,000 for a contingent liability related to a dispute with Medicorp, Inc. ("Medicorp"), a licensor of the research product. In July 1996, the Medicorp dispute was settled without any payment by the Company. As a result, the Company recognized a $600,000 gain on disposal of discontinued operations in the third quarter of 1996.

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

Sales to Major Customers
------------------------

Sales of products and services to USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals") comprised 12%, 16% and 18% of the Company's revenues in 1999, 1998 and 1997, respectively. Although the USC Hospitals are not under common ownership, the Company's agreements with these hospitals are interrelated. Loss of sales to the USC Hospitals could have a material, adverse impact on the Company's net income. The Citrus Valley Health Partners Hospitals accounted for approximately 13% of the Company's total 1997 sales.

Competition
-----------

General

The Company competes on the basis of its responsiveness to customer needs, value-based pricing and the high quality of its services and products. The Company's competitors are generally not for profit entities including the American Red Cross ("ARC"), and regional and community blood banks. Many of these competitors have greater financial, technical and personnel resources than the Company, and additional companies may enter the field, thus increasing competition.

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

Competition among apheresis platelet suppliers intensified during 1999. In response to the increased competition, the Company decreased its platelet prices to certain customers. The Company expects the market for apheresis platelets to remain competitive in the foreseeable future.

The Company has developed several blood product and service programs in response to the needs of its customers. These include a depot system and its BMP outsourcing program. The Company believes that its strategy of offering blood product and service programs tailored to the requirements of individual customers favorably differentiates it from other suppliers of blood products and services and that outsourcing programs provide opportunities for expansion of the Company's businesses. Management consistently reevaluates and revises its outsourcing programs to meet customer demand. However, there can be no assurance that others will not successfully introduce similar programs that will compete with those of the Company. In addition, further growth may require that the Company obtain additional financing or partner with other blood product and service providers. Accordingly, there can be no assurance that the Company will be successful in marketing outsourcing programs or that, if successful, it will be able to obtain the funds necessary to finance such programs. Presently, HemaCare is unaware of any competitors to its BMP outsourcing programs.

Blood Products

The primary competitor for the Company's single donor platelet and whole blood component business is the ARC. Community and hospital-based blood banks also compete with HemaCare to a lesser extent. Key competitive factors in the industry include price, responsive service and quality of product.

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

Marketing
---------

HemaCare markets its products and services as components of custom-tailored programs developed to meet the needs of specific customers. The BMP is the most recent application of this marketing strategy. The Company uses a depot system for distributing its blood products to BMP and other large volume customers which enhances convenience and product availability. The depot system provides the customer with an on-site inventory of blood products stocked by the Company under a standing order. Other marketing tools include a combination of medical education, technical and tradeshow presentations, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians, hospitals and donor groups.

Human Resources
---------------

At March 14, 2000, the Company had approximately 92 full-time and 86 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Supplies
--------

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposables, supplies, replacement fluids, testing services and blood products. Generally, the Company has not experienced difficulty in obtaining most of its equipment and supplies from its sources. However, if there were material changes in the sources of its supplies, the Company's operations could be adversely affected.

Since late 1996, the Company has experienced difficulty in obtaining red blood cell products from suppliers, and the cost of products obtained has increased. Industry data indicates that HemaCare's experience reflects a nationwide decrease in the availability of red blood cell products. According to the National Blood Data Resource Center, collections of whole blood units decreased by 6% between 1994 and 1997, while blood transfusions increased slightly. A shortage in the supply of red blood cell products could increase hospital demand for the Company's BMP donor centers.

One BMP arrangement includes a fixed price for red blood cells thereby shifting the price risk to the Company. In this instance, if the Company is unable to manufacture or purchase red blood cells at costs that are less than the contract customer price, the Company's profitability would be adversely affected.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the ARC and most community blood banks, compensates platelet donors who donate at its Sherman Oaks facility thereby enhancing its ability to retain a pool of qualified repeat platelet donors. Sales of apheresis platelets from paid donors may be prohibited by California law after December 2001 (See "Government Regulation" and "Risk Factors"). Platelet and whole blood donors at the Company's BMP donor centers are not given cash compensation by the Company. The Company competes directly with the ARC and other blood banks in recruiting its volunteer donors. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified compensated and non-compensated donors.

Albumin is the most commonly used replacement fluid in therapeutic apheresis procedures. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. As a result of the shortage, the price of albumin to HemaCare more than doubled. During 1999, the supply of albumin increased and prices declined.

Government Regulation
---------------------

Providers of blood products and services are regulated by the FDA and state licensing authorities, as well as being subject to accreditation by the AABB. An FDA Establishment License allows the license holder to sell licensed products across state lines. In contrast, an FDA registration permits sales of blood products only within a state.

Most of the products produced at the Company's Sherman Oaks location are licensed for interstate distribution under the Company's FDA Establishment License. In 1998, the Company's Maine center operated under the FDA registration of Maine Medical Center. Effective January 1999, the Company's Maine center is authorized to distribute products intrastate under its own FDA registration. Other east coast centers operate under the FDA registration of the sponsoring hospital, and accordingly, may only distribute products collected as directed by the sponsoring hospital and not on an interstate basis. It is the Company's intention to extend its FDA licensure to certain CBS locations. In December 1999, the Company's Maine center applied for an FDA Establishment License to sell its products across state lines.

In response to the potential dangers of blood borne infections such as hepatitis and HIV, the FDA now requires that blood products be manufactured in accordance with Current Good Manufacturing Practices which have long been applied to the manufacturing of pharmaceuticals. HemaCare has maintained a near perfect regulatory record for 21 years. This record, along with its licenses and accreditations, are critical to the Company's ability to attract and retain customers who want to decrease their regulatory compliance burden by outsourcing all or a portion of their blood-related activities.

The Company's laboratory is licensed and accredited to perform various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that it sells in California. Prior to June 1999, this lab tested California based blood collections. The Company determined that it was more cost effective to outsource this activity. Accordingly, the Company ceased in-house testing in July 1999, and engaged outside laboratories. All blood donations tested by outside laboratories are performed on a contract basis. These laboratories are FDA licensed and the Company regularly audits their operations to assure compliance with stated standards.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes the latest of which passed in late 1994. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001, which could have a material adverse effect on the Company's revenue and net income.

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. If enacted, this bill would make permanent the current provisions of California law allowing payment of apheresis platelet donors. The Company believes that its twenty-one year history of providing platelets to hospitals and patients (without a single adverse patient health outcome) and its excellent regulatory compliance record strongly support the passage of AB 2714. However, there can be no assurances that AB 2714 will be passed by the legislature and enacted into law. Historically, legislation permitting the payment of apheresis platelet donors has been opposed by the not for profit blood centers operating in California which rely exclusively on uncompensated blood product donors. It is anticipated that such blood centers, which compete with the Company, will oppose the passage of AB 2714.

State and Federal laws set forth antikickback and self-referral prohibitions and otherwise regulate financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations, will not prohibit or adversely impact the delivery by HemaCare of its services and products.

Joshua Levy, M.D., medical director of the Company and a shareholder, through his private practice, treats patients who require therapeutic services. Sales by the Company to unaffiliated hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 3% ($481,000), 4% ($589,000) and 5% ($584,000) of the Company's total revenues for 1999, 1998 and 1997, respectively. There are no agreements between Dr. Levy, or the Company, and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to the hospital's patients. Health care reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, health insurance and managed competition may materially impact the Company's operations.

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

Glossary
--------

Albumin - A protein based fluid derived from human plasma, commonly used to replace the plasma removed in a plasma exchange therapeutic apheresis procedure.

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

Risk Factors
------------

If the Company is unable to compensate donors beyond December 2001, or has not developed a suitable volunteer donor base, then revenues and income may be adversely affected.

If the Company is unable to renew its BMP contracts when they expire, then revenue and profits will be adversely affected.

Our competitors, many of whom have substantially greater financial resources, could continue or expand the pricing competitiveness in the apheresis platelet markets. Such competition may result in a decline in profit margins and profitability.

Therapeutic apheresis is one of many available alternative treatments. New treatments could reduce the need for this procedure or existing treatments could increase in popularity thereby reducing demand for this service.

If the Company were to lose its FDA licensure or other Federal or state certifications, its ability to provide services to its customers would be adversely affected.

The Company believes that it is the only provider of BMP outsourcing programs. In the event that competition materializes, then the Company's ability to expand this program may be limited.

In the event that there is another shortage of albumin, the Company's ability to provide this product to its customers would be adversely affected.

Item 2.  Properties.
--------------------

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it maintains its corporate office and operates a platelet apheresis center, a blood bank laboratory, a manufacturing facility for whole blood components and a distribution center. On August 1, 1998, the lease on this space was extended for a four-year period ending October 31, 2002.

The USC Blood Donor Center occupies a 1,600 square foot facility located in Los Angeles, California, under a lease with a rolling one-year term. The Citrus Valley Blood Donor Center, which was closed in July 1998, occupied a 2,300 square foot facility located in Covina, California. Under its terms, the Citrus Valley Center lease expires in April 2003, however, HemaCare may terminate this lease any time after April 2000, under certain circumstances. Additionally, the University of Irvine Blood Donor Center occupies a 1,200 square foot facility located in the hospital under the terms of the related BMP agreement.

The Company assumed several existing leases in connection with its purchase of certain assets of Coral Therapeutics, Inc.("Coral") from Coral's secured lender. The Company occupies a 1,278 square foot office space in Yonkers, New York, which expires August 31, 2001. The St. Vincent BMP Donor Center occupies an 879 square foot facility located in St. Vincent Hospital in Worcester, Massachusetts under the terms of the related BMP agreement.
The UNC Blood Donor Center is located in a 1,200 square foot facility in the UNC Hospitals. The lease on this space is concurrent with the term of the BMP agreement.

The Maine Medical Center occupies a 3,600 square foot donor center in Scarborough, Maine. The lease expires October 31, 2004.


Item 3.  Legal Proceedings.
---------------------------

In December 1995, HemaCare filed with the United States District
Court in the Central District of California an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the ARC in connection with ARC pricing practices in Southern California. The Company believed that these pricing practices may have compelled Southern California ARC customers to purchase certain blood products from the ARC at prices higher than those offered by the Company. In June 1997, this suit was settled. Although the terms of the settlement are confidential, the Company believes that the settlement may ultimately improve its ability to obtain and retain blood product customers.

The Company is also party to various actions and proceedings incidental to its normal business operations. The Company believes the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

Market for Common Stock

Effective November 2, 1998, the Company's common stock became quoted on the OTC Bulletin Board under the symbol HEMA. Prior to that date, the Company's common stock was listed on the Nasdaq Small Cap Market ("Nasdaq") under the same symbol.

The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by the OTC Bulletin Board, for the quarters ended March 31, June 30, September 30 and December 31, 1999 and 1998. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                              1999               1998
Quarter ended             High     Low       High     Low
--------------            -----    ----      -----    ----
March 31                  $0.70    $0.31     $0.78    $0.38
June 30                   $1.44    $0.63     $0.88    $0.38
September 30              $1.28    $0.81     $0.53    $0.28
December 31               $0.81    $0.63     $0.81    $0.13


No cash dividends had been paid as of March 1, 2000. The Company does not anticipate paying cash dividends in the foreseeable future. As of March 1, 2000, there were approximately 311 holders of record of the Company's Common Stock.

On October 22, 1998, the Company issued 450,000 shares of its Series B
Senior Convertible Preferred Stock ("Series B Preferred") to Comdisco,
Inc. ("Comdisco") in connection with the purchase, from Comdisco, of the assets of Coral. The Series B Preferred shares are convertible into 500,000 shares of HemaCare Common Stock, at the option of the holder, after one year from the date of issue, without payment of further consideration. In addition, as a part of the asset purchase, HemaCare (i) has entered into non-competition agreements with certain former managers of Coral pursuant to which the Company issued 60,000 common shares and warrants to purchase 90,000 shares of Common Stock at an exercise price of $0.90 per share and (ii) issued warrants for 35,000 shares of Common stock at an exercise price of $0.31 per share to consultants who assisted in the acquisition. The warrants will expire in October 2003. The Company has relied on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, in connection with the issuance of these securities.

Item 6.  Selected Financial Data.
---------------------------------

The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein.


                                                     Years Ended December 31,
                                               (In Thousands, except Per Share Data)
                                         1999       1998        1997       1996       1995
                                       -------    -------     --------    -------    -------
Revenues                               $19,021    $13,124     $11,101     $10,921    $10,783
Operating profit                         4,026      3,122       1,907       1,234      2,559
Income (loss) from continuing
  operations                             1,057        745          37      (1,090)       480

Loss from discontinued operations            -          -           -           -       (902)
Gain (loss) on disposal of
  discontinued  operations                   -          -         293         600     (3,114)
Net income (loss)                      $ 1,057     $  745     $   330     $  (490)    (3,536)

Basic per Share Amounts:
------------------------

Income (loss) from continuing
 operations                            $  0.14    $  0.10     $  0.01     $ (0.17)   $  0.08

Income (loss) from discontinued
 operations                                  -          -        0.04        0.09      (0.70)
                                       --------   --------    --------    --------   --------

Net income (loss)                      $  0.14    $  0.10     $  0.05     $ (0.08)   $ (0.62)
                                       ========   ========    ========    ========   ========
Diluted Per Share Amounts:
--------------------------

Income (loss) from continuing
  operations                           $  0.13    $  0.10     $  0.01     $ (0.17)   $  0.08

Income (loss) from discontinued
  operations                                 -          -        0.04        0.09      (0.69)
                                       --------   --------    --------    --------   --------

Net income (loss)                      $  0.13    $  0.10     $  0.05     $ (0.08)   $ (0.61)
                                       ========   ========    ========    ========   ========

Total assets                           $ 7,574    $ 7,662     $ 4,384     $ 4,776    $ 4,456
Long-term debt and capital
 lease obligations, net of
 current portion                           541      1,118         209         503        649
Shareholders' equity                     4,440      3,291       2,402       2,023      1,226


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

All comparisons within the following discussions are to the previous year.

HemaCare's operations include blood management programs ("Blood Management Programs" or "BMPs") and regional sales of blood products ("Blood Products") and blood services ("Blood Services").

A HemaCare Blood Management Program allows a hospital to outsource all or a portion of its blood procurement and donor center management operations and other blood related activities. Blood Products include apheresis platelets and whole blood components, such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and cryopreservation and donor testing.


In October 1998, the Company, through its subsidiary Coral Blood Services, Inc. ("CBS"), acquired existing blood products and services operations in the eastern United States. These operations are primarily comprised of blood management programs and other blood services provided to hospitals and medical centers.

In June 1999, the Company commenced a Blood Management Program with the University of California at Irvine ("UCI"). The Company now operates six blood management programs. In addition to the UCI program, the Company operates the University of Southern California ("USC") program, initiated in 1996, in Southern California and four East Coast programs. The East Coast programs are Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC"). Prior to October 1998, Coral Therapeutics, Inc. operated the east coast programs.

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

Revenues, Operating Profit and Net Income
-----------------------------------------

Total revenues increased 45% ($5,897,000) in 1999. The increase was due to CBS, which began operations in October 1998. This was partially offset by slightly lower California revenues ($189,000) from existing business lines. Operating profit increased by 29% ($904,000) in 1999, and net income increased by 42% ($312,000). The increases in operating profit and net income were primarily attributed to CBS.

Total revenues increased 18% ($2,023,000) in 1998. The CBS acquisition contributed $1,366,000 of the increase. The remainder of the increase was due to higher demand for California based blood services and products offset by a decrease in BMP revenue. Net income increased by 125% ($415,000) as a result of improved performance of the BMP's and a change in product mix from low volume whole blood components to apheresis platelets.

Blood Management Programs
-------------------------

BMP revenue increased by 118% ($4,235,000) in 1999 after decreasing by $513,000 in 1998. The increase in 1999 revenue is attributable to the Coral acquisition in October 1998 and an expansion of California based BMP's. CBS reported revenue of $3,836,000 for the full year of 1999 compared to $771,000 for the two months of 1998. Additionally, the BMP at UCI, which opened in June 1999 ($1,017,000), was partially offset by the termination of the Citrus Valley contract in July 1998. The 1998 decrease was due primarily to the disposition of Gateway ($587,000) and termination of the Citrus Valley contract ($703,000), partially offset by the addition of the CBS BMPs ($771,000). Citrus Valley was terminated because it failed to meet the Company's profitability criteria.

BMP operating profits increased by 236% ($737,000) in 1999. CBS operations contributed $441,000 of this increase. Additionally, the UCI BMP contributed operating profits of $319,000.

The USC operating profit declined by 29% ($95,000) in 1999 as the number of donations during the first half of the year declined at a rate faster than expenses were reduced. During the second half of 1999, collections increased to previous levels. Inefficiencies in the donor center were partially offset by an increase in demand for apheresis products produced by the Sherman Oaks operation and sold to the USC hospitals. Additionally, the Company terminated the Citrus Valley program during 1998 after reporting a loss of $30,000 for the period from January to June 1998. No losses were reflected for Citrus Valley in 1999. BMP generated profit of $312,000 in 1998 compared to a loss of $210,000 in 1997. The 1998 operating profit resulted from improved performance of the USC program and elimination of operating losses from Gateway and Citrus Valley. Operating profit from the USC program increased in 1998 due to more efficient donor center operations and a lower cost of apheresis products produced by the Sherman Oaks operation and sold to the USC hospitals.

Regional Operations
-------------------

Blood Products

Blood products revenues increased 14% ($503,000) in 1999, after increasing by 36% ($941,000) in 1998. The 1999 increase is partially attributable to CBS ($196,000) and an increase in the volume of apheresis platelet sales in California. The increase in the volume of platelet sales was offset by a decline in the average selling price per platelet. The 1998 increase resulted from an increase in the volume of apheresis platelet sales, partially offset by a small decrease in the sales price of these products, and a decrease in the volume of whole blood components sold. The operating margin on blood product sales decreased to 28% in 1999, from 32% in 1998.
In 1997, the operating profit margin was 27%. Competition among apheresis platelet suppliers intensified during 1999. In response to the increased competition, the Company decreased its platelet prices to certain customers. In 1998, the operating profit margin increase was primarily due to a change in the product mix whereby the Company sold more high margin apheresis platelets and less low margin whole blood components. Additionally, apheresis platelet profit margins increased in 1998 as a result of lower per unit production costs, partially offset by lower per unit sales prices.

Blood Services

Blood services revenue increased by 19% ($1,159,000) in 1999 and 36% ($1,595,000) in 1998. The increase in 1999 was primarily due to CBS ($2,054,000) which was offset by a decrease in California based regional blood services ($895,000). The total number of therapeutic apheresis procedures in California was consistent between 1999 (2,772) and 1998 (2,724); although in 1999 more procedures were directed to servicing BMP customers and fewer procedures were directed towards non-BMP customers. Additionally, during 1998, California based regional blood services obtained an excess supply of albumin; a protein replacement fluid used certain therapeutic procedures. This albumin purchase was at a favorable price and was offered for sale to non-hospital customers. During 1998, the Company sold $306,000 of albumin. There were no sales of albumin to non-hospital customers during 1999. The 1998 increase in revenues resulted form sales of albumin, the addition of CBS's operations ($565,000) and a higher volume of southern California therapeutic procedures.

The operating profit margin for blood services decreased by 2% in 1999 and 4% in 1998. The decrease in 1999 reflects CBS's lower operating margin. In order to compete in certain markets, CBS charges less for therapeutic apheresis procedures than California based procedures. California based blood services remained constant at 30% for both years.

Gain on Disposition

As part of the terms of the sale of Gateway's operations, the Company was entitled to receive a payment of $100,000 when Gateway received an FDA establishment license. During the first quarter of 1999 the Company received this amount and accounted for this cash receipt as an additional gain on the disposition of Gateway.

General and Administrative Expenses

General and administrative expenses increased by 29% ($687,000) in 1999 and 18% ($356,000) in 1998. The increase in 1999 reflects the additional overhead costs required to support CBS's operations and includes increases in personnel, insurance, interest expense on borrowings used to fund the Coral acquisition and amortization of goodwill. Additionally, officer compensation, temporary help and other general and administrative expenses increased during 1999. As a percentage of revenue, general and administrative expenses decreased to 16% of revenue in 1999 compared to 18% of revenue in 1998. The 1998 increase was due to severance payments and increased legal, director and consulting fees.

Discontinued Operations

From 1990 through 1995, the Company, through its wholly owned subsidiary HemaBiologics, Inc., conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. In November 1995, the Company's Board of Directors decided to terminate these research and development activities. As a result of this decision, the Company established a reserve for losses during the disposal period.

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

Liquidity and Capital Resources

At December 31, 1999, the Company had cash and marketable securities of $2,268,000. The Company has a line of credit with a commercial bank whereby the Company may borrow the lesser of 70% of eligible accounts receivable or $1.2 million. As of December 31, 1999, there were no amounts outstanding on this line of credit. This credit facility bears interest at prime plus 0.5% and includes certain financial covenants. The Company was in compliance with all covenants of its borrowing agreement as of December 31, 1999. Subsequent to year-end the Company obtained a letter of intent from a new bank. Under the terms of the new agreement the Company may borrow the lesser of 75% of eligible accounts receivable or $2 million at an interest rate of prime plus 0.25%. Additionally, the bank will provide a secondary line for qualifying capital expenditures. This line has a maximum availability of $350,000 and will be converted into a term-loan at the end of each year. These credit facilities are subject to the bank completing its due diligence.

The Company anticipates that positive cash flow from its operations, cash and investments on hand and borrowing from its bank line of credit will be sufficient to provide funding for its needs during the next 12 months, including (i) expansion of BMP's and regional products and services, (ii) the remaining costs of its discontinued operations and (iii) other working capital requirements, including capital and operating lease commitments.

Effective November 2, 1998, the Company's common stock is quoted on the OTC Bulletin Board. Prior to that date, the Company's common stock was listed on the Nasdaq Small Cap Market ("Nasdaq"). Issuers listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00, and the Company's Common Stock was trading below the minimum price in excess of the period
prescribed by Nasdaq rules.   On October 29, 1998, the Company's stock was
delisted from Nasdaq SmallCap. Although the Company's Common Stock is quoted on the OTC Bulletin Board, the Nasdaq delisting may impair the liquidity of the Company's Common Stock and the Company's ability to raise capital. In order to be listed on the Nasdaq SmallCap, the price of the Company's stock must reach $4.00.

All of the Company's operations are profitable and cash flow is positive. The Company periodically evaluates the profitability and viability of each of its operating units. As the result of such an evaluation, the Company sold Gateway's unprofitable St. Louis-based operations in August 1997 and terminated the Citrus Valley BMP in July 1998.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes the latest of which passed in late 1994. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001, which could have a material adverse effect on the Company's revenue and net income.

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. If enacted, this bill would make permanent the current provisions of California law allowing payment of apheresis platelet donors. The Company believes that its twenty-one year history of providing platelets to hospitals and patients (without a single adverse patient health outcome) and its excellent regulatory compliance record strongly support the passage of AB 2714. However, there are no assurances that AB 2714 will be passed by the legislature and enacted into law. Historically, legislation permitting the payment of apheresis platelet donors has been opposed by the not for profit blood centers operating in California which rely exclusively on uncompensated blood product donors. It is anticipated that such blood centers, which compete with the Company will oppose AB2714. See "Government Regulation" and "Risk Factors."

Year 2000 Disclosure
--------------------

To date, the Company has not experienced any major systems failures or other adverse consequences due to Year 2000 noncompliance. While the possibility still exists for further computer failures, internally or among its customers and suppliers, management does not expect that these developments, should they occur, would have a material adverse impact on the financial position, results of operation or cash flows of the Company.

Factors Affecting Forward-Looking Information
----------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, demand for the Company's products and services, and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the ability of the Company to develop and market profitable outsourcing programs, obtain additional financing, to achieve profitability in certain Blood Management Programs Centers, to continue its paid donor business, to retain existing customers, to improve the profitability of the Company's other operations, to successfully negotiate contracts with its east coast customers, to expand its operations, to renew and comply with the covenants under its bank line of credit, to effectively compete against the ARC and other competitors, and the effects of he Year 2000. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The Index to Financial Statements and Schedules appears on page F-1, the Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3-16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-------------------------------------------------------------------------

None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

The information required by this Item is set forth under the caption
"Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 11.  Executive Compensation.
---------------------------------

The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The information required by this Item is set forth under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

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

        2.1 Amended and Restated Asset Purchase Agreement between the Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation, dated June 26, 1996 --incorporated by reference to Exhibit 2.1 to Form 10-Q of the Registrant for the quarter ended June 30, 1996.

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

       4.5 Warrant Agreement between the Registrant and Joseph T. McDonald dated November 1, 1996--incorporated by reference to Exhibit
               4.9 to Form 10-K of the Registrant for the year ended December 31, 1996.

       4.6 Warrant Agreement between the Registrant and Kibel, Green, Inc., dated March 4, 1999--incorporated by reference to
               Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1999.

       4.7 Warrant Agreement between the Registrant and Stuart Dinney, dated March 4, 1999--incorporated by reference to Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1999.

       4.8 Warrant Agreement between the Registrant and Lori Terra-Vassalo, dated March 4, 1999.

       4.9 Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998--incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

       4.10 Amended Certificate of Determination dated March 18. 1998-- incorporated by reference to Exhibit 4.8 on Form 10-K of the Registrant for the year ended December 31,1997.

       4.11 Certificate of Determination of the Registrant's Series B Senior Convertible Preferred Stock between the Registrant and Comdisco Health Care Group dated October 23, 1998-- incorporated by reference to Exhibit 4.1 of Form 8-K of the Registrant dated November 5, 1998.

       4.12 Registration Rights of Shareholders'-- Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996.

       4.13 Loan Agreement between the Registrant and Bank Leumi, USA, dated June 1, 1999--incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended June 30, 1999.

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

      10.3 Office Building Lease dated August 21, 1998 between the Registrant and Tar Asset Addison Place, L.P.--incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.

      10.4 Revolving Credit Agreement between the Registrant and Bank Leumi USA, dated February 5, 1999--incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the year ended December 31, 1998.

      10.5 Promissory Note between the Registrant and Bank Leumi USA, dated February 5, 1999--incorporated by reference to Exhibit
              10.8 of Form 10-K of the Registrant for the year ended December 31, 1998.

      10.6 Promissory Note to HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, from Joshua Levy dated January 1, 1996 -- incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 1995.

      10.7 Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 1, 1996--incorporated by reference to Exhibit 10.11 to Form 10-K of the Registrant for the year ended December 31, 1995.

      10.8 Loan Reimbursement Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 30, 1998--incorporated by reference to Exhibit
              10.10 to Form 10-K of the Registrant for the year ended December 31, 1998.

      10.9 Settlement Agreement between the Registrant and Medicorp, Inc.--incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated July 19, 1996.

      10.10 Foreclosure Sale Agreement between the Registrant and Comdisco Health Care Group, Inc dated October 23, 1998-- incorporated by reference to Exhibit 2.1 of Form 8-K of the Registrant dated November 5, 1998.

      10.11   Employment agreement between the Registrant and William
              D. Nicely dated May 27, 1998--incorporated by reference to Form 10-Q for the quarter ended June 30, 1998.

      10.12 Services Agreement between the Registrant and Alan C. Darlington, dated March 10, 1999--incorporated by reference to
              Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended March 31, 1999.

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


                                          HEMACARE CORPORATION


Dated:  March 29, 2000                    \s\ David Fractor
                                          ------------------------------
                                          David Fractor, Chief Financial
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of March 2000.


          Signature                     Title

\s\  Alan C. Darlington
-----------------------------           Chairman of the Board
Alan C. Darlington


\s\  William D. Nicely                   Chief Executive Officer and Director
-----------------------------            (Principal Executive Officer)
William D. Nicely


\s\  David Fractor                       Vice President Finance, Chief
-----------------------------            Financial Officer
David Fractor                            (Principal Financial and Accounting
                                         Officer)

\s\ Charles R. Schwab, Jr.               Director
-----------------------------
Charles R. Schwab, Jr.


\s\  Julian L. Steffenhagen              Director
-----------------------------
Julian L. Steffenhagen


\s\  Robert L. Johnson                   Director
-----------------------------
Robert L. Johnson

          Index to Consolidated Financial Statements and Schedules
                          Item 14(a)(1) and (2)



                                                              Sequential
                                                                 Page
                                                                Number
                                                              -----------

Report of Independent Public Accountants....................      F-2

Consolidated balance sheets at December 31, 1999 and
December 31, 1998...........................................      F-3

For the years ended December 31, 1999, 1998 and 1997:

     Consolidated statements of operations..................      F-4

     Consolidated statements of shareholders' equity........      F-5

     Consolidated statements of cash flows..................      F-6

Notes to consolidated financial statements..................      F-7

Report of Independent Public Accountants on Financial Statement
Schedule....................................................      S-1

Schedule II - Valuation and Qualifying Accounts.............      S-2

All other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Public Accountants
-----------------------------------------

To the Shareholders and Board of Directors of HemaCare Corporation:


We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                /s/ Arthur Andersen LLP
                                --------------------------
                                 ARTHUR ANDERSEN LLP




Los Angeles, California
February 29, 2000
                                   F-2

Part I.  Financial Information
-------------------------------

Item 1. Financial Statements
-----------------------------


                            HEMACARE CORPORATION AND SUBSIDIARIES
				  CONSOLIDATED BALANCE SHEETS

						December 31,      December 31,
                                                   1999                1998
						-------------     ------------
		ASSETS

Current assets:
  Cash and cash equivalents.................... $  1,490,000      $  1,372,000
  Marketable securities........................      778,000           288,000
  Accounts receivable, net of allowance for
   doubtful accounts of $256,000 (1999) and
   $596,000 (1998).............................    3,090,000         3,038,000
  Product inventories..........................       91,000            87,000
  Supplies.....................................      690,000           604,000
  Prepaid expenses.............................      180,000           160,000
  Note receivable from related party - current.       22,000            24,000
                                                -------------     -------------
           Total current assets................    6,341,000         5,573,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,920,000 (1999) and $1,869,000 (1998)......      719,000         1,289,000
Goodwill, net of amortization of
  $62,000 (1999) and $11,000 (1998)............      468,000           742,000
Note receivable from related party -
  non-current..................................       32,000            49,000
Other assets...................................       14,000             9,000
                                                -------------     -------------
                                                $  7,574,000      $  7,662,000
                                                =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $  1,305,000      $  1,414,000
  Accrued payroll and payroll taxes............      530,000           802,000
  Accrued professional fees....................       73,000           173,000
  Other accrued expenses.......................      376,000           419,000
  Current obligations under capital leases.....       63,000           203,000
  Current notes payable........................      138,000           109,000
  Reserve for discontinued operations..........       81,000           109,000
                                                -------------     -------------
           Total current liabilities...........    2,566,000         3,229,000

Obligations under capital leases, net
  of current portion...........................      188,000           627,000
Notes payable, net of current portion..........      353,000           491,000
Other long-term liabilities....................       27,000            24,000
Commitments and contingencies..................
Shareholders' equity:
  Preferred stock no par value - 5,000,000
   shares authorized, 450,000 issued and
   outstanding.................................       75,000            75,000
  Common stock, no par value - 20,000,000
    shares authorized, 7,475,082 issued and
    outstanding in 1999 and 7,281,120 in 1998..   13,676,000        13,584,000
  Accumulated deficit..........................   (9,311,000)      (10,368,000)
                                                -------------     -------------
           Total shareholders' equity..........    4,440,000         3,291,000
                                                -------------     -------------
                                                $  7,574,000      $  7,662,000
                                                =============     =============


	      The accompanying notes are an integral part of these
                        consolidated financial statements.
				     F-3

                    HEMACARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


						Years ended December 31,
                                          1999           1998           1997
				      ------------   ------------   ------------
Revenues:
  Blood management programs.........  $  7,827,000   $  3,592,000   $ 4,105,000
  Regional operations
    Blood products..................     4,033,000      3,530,000     2,589,000
    Blood services..................     7,161,000      6,002,000     4,407,000
                                      -------------  -------------  ------------
    Total revenue...................    19,021,000     13,124,000    11,101,000

Operating costs and expenses:
  Blood management programs.........     6,778,000      3,280,000     4,315,000
  Regional operations
    Blood products..................     2,904,000      2,394,000     1,879,000
    Blood services..................     5,313,000      4,328,000     3,000,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................    14,995,000     10,002,000     9,194,000
                                      -------------  ------------   ------------
    Operating profit................     4,026,000      3,122,000     1,907,000

General and administrative expense..     3,041,000      2,354,000     1,998,000

Gain on sale of Gateway Community
  Blood Program.....................       100,000              -       128,000
                                      -------------  -------------  ------------
Income from continuing
  operations before income taxes....     1,085,000        768,000        37,000
Provision for income taxes..........       (28,000)       (23,000)            -
                                      -------------  -------------  ------------
Income from continuing
  operations........................     1,057,000        745,000        37,000

Discontinued operations:
  Gain from disposal of discontinued
  operations........................             -              -       293,000
                                      -------------  -------------  ------------
    Net income......................  $  1,057,000   $    745,000   $   330,000
                                      =============  =============  ============
Income per share:
 Basic
  Income from continuing operations.  $       0.14   $       0.10   $      0.01
  Income from discontinued
    operations......................             -              -          0.04
                                      -------------  -------------  ------------
    Net income......................  $       0.14   $       0.10   $      0.05
                                      =============  =============  ============
 Diluted
  Income from continuing operations.  $       0.13   $       0.10   $      0.01
  Income from discontinued
   operations.......................             -              -          0.04
                                      -------------  -------------  ------------
   Net income.......................  $       0.13   $       0.10   $      0.05
                                      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,393,000      7,268,000     7,189,000
                                      =============  =============  ============

Weighted average shares outstanding
 - diluted..........................     8,158,000      7,373,000     7,205,000
                                      =============  =============  ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.
				   F-4

                    HEMACARE CORPORATION AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


			Preferred Stock         Common Stock         Accumulated
		      Shares     Amount      Shares       Amount        Deficit        Total
		     --------  ----------  ----------  ------------  -------------   -----------

Balances at December
  31, 1996..........       -   $     -     7,177,515   $13,466,000   $(11,443,000)   $ 2,023,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       13,195        41,000               -         41,000
Non-cash
 compensation.......       -         -           -          8,000               -          8,000
Net income..........       -         -           -              -         330,000        330,000
		     -------   --------  ----------    ------------  -------------   ------------
Balances at December
 31, 1997...........       -         -    7,190,710     13,515,000    (11,113,000)   $ 2,402,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       90,410         42,000              -         42,000
Issuance of pre-
 ferred stock....... 450,000    75,000            -              -              -         75,000
Non-cash
 compensation.......       -         -            -         27,000              -         27,000
Net income..........       -         -            -              -        745,000        745,000
		     -------   --------  -----------   ------------  -------------   ------------
Balances at December
 31, 1998........... 450,000    75,000    7,281,120     13,584,000    (10,368,000)   $ 3,291,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............                         96,462         44,000              -         44,000
Private placement...       -         -       97,500          9,000              -          9,000
Non-cash
 compensation.......       -         -            -         39,000              -         39,000
Net income..........       -         -            -              -      1,057,000      1,057,000
                     --------  --------  -----------   ------------  -------------   ------------
Balances at December
 31, 1999........... 450,000   $75,000    7,475,082    $13,676,000   $ (9,311,000)   $ 4,440,000
		     =======   ========  ===========   ============  =============   ============

	    The accompanying notes are an integral part of these
		    consolidated financial statements.

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

							 Years ended December 31,
                                                      1999            1998         1997
						   ------------   ------------  -------------
Cash flows from operating activities:
 Net Income......................................  $ 1,057,000    $   745,000   $   330,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Gain on disposal of discontinued operations..            -              -      (293,000)
    Gain on sale of Gateway Community Blood
     Program.....................................            -              -      (128,000)
    Provision for losses on accounts receivable..            -              -        35,000
    Depreciation and amortization................      334,000        175,000       187,000
    Non cash compensation........................       83,000         69,000        50,000

 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable...      131,000       (415,000)      196,000
    (Increase) in inventories, supplies
     and prepaid expenses........................     (110,000)      (203,000)       (1,000)
    (Increase) decrease in other assets, net.....      (10,000)         6,000        41,000
    Decrease in accounts payable,
     accrued expenses, and other liabilities.....     (467,000)      (213,000)     (185,000)
    Proceeds from (expenditures for) discontinued
     operations..................................      (28,000)        (6,000)        8,000
                                                   ------------   ------------  ------------
    Net cash provided by operating activities....      990,000        158,000       240,000

Cash flows from investing activities:
 Purchase of assets, net of cash acquired........            -       (555,000)            -
 Decrease in note receivable from
   related party.................................       19,000         16,000        14,000
 (Increase) decrease in marketable securities....     (490,000)        75,000       (52,000)
 (Purchase) disposition of plant and equipment,
   net...........................................      (81,000)       (23,000)       46,000
                                                   ------------   ------------  ------------
  Net cash (used in) provided by investing
   activities....................................     (552,000)      (487,000)        8,000

Cash flows from financing activities:
 Borrowings from note payable....................            -        600,000             -
 Principal payments on line of credit, net, and
   capital leases................................     (320,000)      (148,000)     (135,000)
                                                   ------------   ------------  ------------
 Net cash (used in) provided by financing
   activities....................................     (320,000)       452,000      (135,000)
                                                   ------------   ------------  ------------

 Increase in cash and cash equivalents...........      118,000        123,000       113,000
 Cash and cash equivalents at beginning of
   period........................................    1,372,000      1,249,000     1,136,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......    1,490,000    $ 1,372,000   $ 1,249,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    93,000    $    23,000   $    51,000
                                                   ============   ============  ============

Items not impacting cash flow:
 Increase in capital lease obligations...........  $   401,000    $   629,000   $    38,000
                                                   ============   ============  ============
 Liability for issuance of stock and warrants
  with the purchase of assets....................  $    22,000    $    22,000   $         -
                                                   ============   ============  ============
 Issuance of preferred stock in the purchase
  of assets......................................  $         -    $    75,000   $         -
                                                   ============   ============  ============

 Termination of capital leases...................  $   769,000    $         -   $         -
                                                   ============   ============  ============

		     The accompanying notes are an integral part of these
				consolidated financial statements.

                            HemaCare Corporation
                 Notes to Consolidated Financial Statements


Note 1 - Organization
----------------------

HemaCare Corporation was incorporated in California in 1978, for the purpose of providing blood products and blood services to hospitals and medical centers.

Coral Blood Services, Inc., a wholly owned subsidiary of the Company, was formed in October 1998, for the purpose of purchasing substantially all of the assets of a company which had been in the business of supplying blood products and services to hospitals primarily in the eastern United States. (See Note 3.)

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

Cash and Cash Equivalents and Marketable Securities: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of U.S. government treasury bills and certificates of deposit held at financial institutions.

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

Goodwill: Goodwill is being amortized on a straight-line basis over ten years. It is the Company's policy to periodically evaluate goodwill for recoverability. In the event of a permanent impairment, the goodwill balance would be reduced to net realizable value, and the write down would be charged to expense.

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

Per Share Data: Earnings per shares-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, warrants and preferred stock.

Warrants and options to purchase 863,800, 1,443,300 and 1,289,800 shares of common stock outstanding at December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.

Concentration of risk: Sales of products and services to an unaffiliated hospital group accounted for $2,221,000 (12%) and $2,051,000 (16%) of the Company's revenues in 1999 and 1998, respectively. In 1997, sales to two unaffiliated hospital groups accounted for $2,044,000 (18%) and $1,473,000 (13%) of the Company's revenues. At December 31, 1999 and 1998, no customer accounted for over 10% of the Company's accounts receivable.

Note 3 - Acquisition
--------------------

In October 1998, the Company purchased, through its wholly owned subsidiary CBS, substantially all of the assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North
Carolina and other states. The acquired assets included (i) approximately $1.6 million in accounts receivable, $600,000 of which were over 90 days old, (ii) inventory and supplies with a net book value of approximately $113,000 (iii) fixed assets with a net book value of approximately
$248,000 and (iv) Coral's rights under its hospital contracts. Concurrent with the closing of the asset purchase, HemaCare extended offers of employment to most of Coral's employees.

The acquisition was accounted for as a purchase, and the operations of the acquired assets are included in the Company's consolidated operations for the period from the acquisition date (October 23, 1998). The acquisition price of the assets was $950,000 in cash and 450,000 shares of HemaCare's Series B senior convertible preferred stock. The Company financed the acquisition by
(i) utilizing existing cash balances, (ii) borrowing $600,000 on its line of credit and (iii) issuing 450,000 shares of HemaCare Series B senior convertible preferred stock. In addition, HemaCare has entered into or expects to enter into non-competition agreements with certain former managers of Coral pursuant to which HemaCare will make (i) cash payments, (ii) issue 60,000 shares of HemaCare common stock and (iii) issue warrants to purchase 90,000 shares of HemaCare common stock with an exercise price of $0.90 per share, expiring in October, 2003. In addition, warrants for 35,000 shares of HemaCare common stock exercisable at $0.31 per share were issued to consultants who assisted in the acquisition. These warrants will expire in October 2003.


Note 4 - Plant and Equipment
----------------------------

Plant and equipment consists of the following:

                                                    December 31,
                                            ---------------------------
                                              1999            1998
                                            ------------   ------------

Furniture, fixtures and equipment           $ 2,444,000    $ 2,969,000
Leasehold improvements                          195,000        189,000
                                            ------------   ------------
                                              2,639,000      3,158,000
Less accumulated depreciation and
 amortization                                (1,920,000)    (1,869,000)
                                            ------------   ------------
                                            $   719,000    $ 1,289,000
                                            ============   ============

Equipment with a cost of $401,000 in 1999, $1,369,000 in 1998 and $740,000 in 1997 was financed by capital leases. In 1999, the Company terminated certain capital leases with a cost of $931,000. In 1997, the Company disposed of equipment and leasehold improvements with a cost of $347,000, including $188,000 financed by capital leases, in connection with the sale of Gateway's operations.

Note 5 - Line of Credit and Note Payable
----------------------------------------

Line of Credit

The Company maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Under the terms of the agreement, the Company may borrow up to the lesser of $1.2 million or 70% of eligible accounts receivable at an interest rate of prime plus 0.5% per annum. The Company must maintain certain financial covenants. As of December 31, 1999, there were no balances outstanding under this line of credit and the Company was in compliance with all covenants of the borrowing agreement.

Note Payable

In 1998, the Company entered into a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate plus one percent (9.5% at December 31, 1999). Minimum future payments under the note at December 31, 1999 are as follows:


Year ending December 31,

      2000                    $ 138,000
      2001                      151,000
      2002                      167,000
      2003                       35,000
                              ----------
                              $ 491,000
                              ==========

The Company incurred $42,000 and $9,000 of interest expense in connection with the note payable and line of credit agreement in 1999 and 1998, respectively. No interest expense was incurred in connection with the line of credit agreement in 1997.

Note 6 - Leases
----------------

The Company has entered into several capital leases for equipment. Future minimum payments are as follows:

Year Ending December 31,

2000                          $ 77,000
2001                            56,000
2002                            25,000
2003                            19,000
2004                             8,000
Thereafter                      94,000
                              ---------
Total minimum lease payments   279,000
Less:  Amount representing
        interest               (28,000)
                              ---------
Present value of minimum
 lease payments                251,000
Less current portion           (63,000)
                              ---------
                              $188,000
                              =========

The Company leases its facilities and certain equipment under operating leases which expire through the year 2003. Future minimum rentals under operating leases are as follows:

Year ending December 31,

2000                      $  392,000
2001                         383,000
2002                         322,000
2003                          65,000
2004                          45,000
Thereafter                         -
                          ----------
                          $1,207,000
                          ==========

Total rent expense under all operating leases was $463,000, $424,000 and $600,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 7 - Income Taxes
---------------------

The provision for income taxes for the year ended December 31, 1999, was primarily due to the effects of the alternative minimum tax and states in which the Company did not have any net operating loss carryforwards ("NOL") available. The provision, which is all current, consists of $9,000 of federal income tax expense and $19,000 of state income tax expense.

The tax provision for 1998, which was all current, included $20,000 of federal income tax expense and $3,000 of state income tax expense. There was no current or deferred income tax provision for 1997, as the Company utilized its NOL's. A reconciliation of income tax expense at the statutory rate to income tax recognized follows.


                                      1999        1998         1997
                                   ----------   ---------   ----------
Income tax expense at statutory
  rate...........................  $ 369,000    $ 261,000   $  13,000
State income taxes, net of
  Federal benefit................     65,000       46,000       2,000
(Utilization) of NOL.............   (406,000)    (284,000)    (15,000)
                                   ----------   ----------  ----------
Income tax expense...............  $  28,000    $  23,000   $       -
                                   ==========   ==========  ==========


The approximate tax effects of temporary differences which gave rise to significant deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:


                                      1999           1998
                                   -----------     -----------
Current:
Reserve for doubtful accounts..... $   175,000     $   238,000
Accrued expenses and other........     262,000         323,000
Noncurrent:
Depreciation and amortization.....     240,000         220,000
Deferred research and development
 expenses.........................     200,000         200,000
Other.............................      18,000           8,000
Net operating loss carryforwards..   2,760,000       2,725,000
Tax credit carryforwards..........     873,000         878,000
                                   ------------    ------------
Total deferred assets.............   4,528,000       4,592,000
Valuation allowance...............  (4,528,000)     (4,592,000)
                                   ------------    ------------
                                   $         -     $         -
                                   ============    ============

A valuation allowance is recorded if the weight of available evidence suggests it is more likely that not that some portion or all of the deferred tax asset will not be recognized. There is no assurance that the Company will continue to be profitable in future periods. Accordingly, a valuation allowance has been recorded for the full amount of the deferred tax assets in 1999 and 1998.

At December 31, 1999, the Company had net operating loss carryforwards available for Federal income and state tax purposes of $7,621,000 and $2,148,000, respectively, expiring through 2010.

Acquisitions of common stock which result in changes in equity ownership in the Company could result in an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), thereby imposing an annual limitation (the "Section 382 Limitation") on the Company's ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company's utilization of its net operating loss carryforwards would be restricted.

At December 31, 1999, the Company had Federal income tax credit carryforwards of approximately $557,000 expiring through 2010, and state tax credit carryforwards of approximately $316,000 which are not subject to expiration.

Note 8 - Shareholders' Equity
------------------------------

Stock Options

In July 1996, the Board of Directors approved and adopted a new stock incentive plan (the "1996 Plan") which provides for grants of both stock options and shares of restricted stock. Prior to that date, options were granted under the Company's 1986 Stock Option Plan, as amended (the "1986 Plan"). A total of 1,400,000 shares may be granted under the terms of the 1996 Plan. The term of the options granted is determined by the Company's Board of Directors, but in no event may be longer than ten years.
The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees must vest at a rate of at least 20% per year. The 1986 Plan expired in July 1996. At December 31, 1999, 38,800 options were out-standing under this plan.

A one-time grant of options typically is made to each non-employee director at the time of joining the Board, and, beginning in 1999, an additional 15,000 options are granted annually to non-employee directors. The table below summarizes transactions in the 1986 Plan and the 1996 Plan (together the "Plans").

                                       1999               1998                1997
                               ------------------   ----------------   ----------------
                               Shares       Price   Shares    Price    Shares    Price
                               ---------   ------  ---------  ------   --------  ------

Outstanding at beginning
  of year....................    923,300   $1.12     495,800  $2.36     185,800  $4.01
Granted......................    505,000    0.55     535,000   0.67     372,500   1.74
Exercised....................          -       -           -      -           -      -
Canceled.....................    107,000    2.38     107,500   3.58      62,500   2.78
                               ---------   -----    --------  -----    --------  -----
Outstanding at end of year...  1,321,300   $0.89     923,300  $1.12     495,800  $2.36
                               =========   =====    ========  =====    ========  =====
Exercisable at end of year...    520,800   $1.12     386,300  $1.61     184,550  $3.05
                               =========   =====    ========  =====    ========  =====



The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 1999:



                                 Options Outstanding        Options Exercisable
                             ----------------------------   -------------------
Range of  Exercise Price       Shares      Life     Price     Shares    Price
------------------------     ---------   --------   -----    --------  -------
$0.41 to $.75                1,015,000   8.9 years  $0.58    317,500  $0.61
$0.76 to $1.50                 172,500   9.0 years   1.41    132,500   1.50
$1.51 to $3.50                 133,800   8.1 years   2.53     70,800   2.68
                             ---------              -----    -------  -----
                             1,321,300              $0.89    520,800  $1.12
                             =========              =====    =======  =====

The Company grants stock options to employees and others in accordance with the terms of its Plans. Warrants are granted upon the Board of Directors' approval. The Company has elected to adopt SFAS 123 "Accounting for Stock-Based Compensation" for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company recognized $39,000, $27,000 and $8,000 of compensation expense related to consulting options in 1999, 1998 and 1997, respectively. Had compensation expense for all options granted been recognized in accordance with SFAS 123, the Company's net income and net income per share would have been as follows:

                                        Years ended December 31,
                                    1999          1998        1997
                                 -----------  -----------  ----------
Pro forma net income...........  $ 870,000    $ 617,000    $ 288,000
Pro forma basic net income
 per share.....................  $    0.12    $    0.08    $    0.04
Pro forma diluted net income
 per share.....................  $    0.11    $    0.08    $    0.04


The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:


                                       Years ended December 31,
                                    1999         1998         1997
                                ------------  -----------  -----------
Expected life.................  3 Years        3 Years     3 Years
Expected volatility...........    80%            75%         68%
Interest rate.................   5.5%           5.5%        5.0%
Dividend yield................    0 %            0 %         0 %


Warrants

At December 31, 1999, 1998 and 1997, the Company had a total of 600,000, 520,000 and 810,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $4.17, $4.89 and $4.54, respectively. Of the outstanding warrants, 540,000, 500,000 and 790,000 were exercisable at weighted average exercise prices of $4.54, $4.96 and $4.65, in 1999, 1998 and 1997, respectively.

At December 31, 1999, 1998 and 1997, 50,000, 70,000 and 70,000 warrants for consulting services were outstanding, respectively. As of December 31, 1999, 50,000 were exercisable with exercise prices between $3.13 and $3.69 and expire through June 2002.

In connection with stock sales in 1993 and 1994, the Company issued warrants to finders. Warrants to purchase 25,000 shares of the Company's stock are still outstanding at prices ranging from $1.45 and $1.70, expiring through July 2000.

In 1993, the Company issued warrants to purchase 400,000 shares of stock at $5.50 per share in connection with the acquisition of the Immupath license. (See Note 12.) These options expire in February 2003.

Preferred Stock

In October, 1998 as part of the purchase price of the acquisition of Coral (see Note 3), 450,000 shares of no par value Senior Convertible Series B preferred stock ("Series B Preferred") were issued to the seller. The Series B Preferred is convertible into 500,000 shares of HemaCare common stock, at the option of the holder at any time after one year from the date of issuance. The Series B Preferred holders are entitled to dividends when declared by the Company's Board of Directors and, if dividends are declared on the Company's common stock, Series B Preferred holders are entitled to participate in the common stock dividend on an as converted basis. In the event of liquidation, dissolution or wind up of the Company, Series B Preferred holders are entitled to a preferential distribution of $0.90 per share.

Note 9 -  Employee Salary Deferral Plan
---------------------------------------

HemaCare's Employee Salary Deferral Plan qualifies under Section 401(k) of the Internal Revenue Service Code (the "401(k) Plan"). Eligible employees may contribute up to 12 percent of their pre-tax salaries, subject to certain limitations. HemaCare may elect to match a portion of the employees' contribution. In 1999, 1998 and 1997, the Company elected to match 50 percent of the of each participant's contribution, up to 5% of the participants annual salary, with HemaCare common stock.

During 1999, 1998 and 1997, HemaCare issued 96,462 shares ($44,000), 90,410 shares ($42,000) and 13,195 shares ($41,000) of common stock as matching contributions for the 1998, 1997 and 1996 plan years, respectively. Subsequent to December 31, 1999, the Board approved the issuance of approximately 114,275 shares ($75,000) in 2000 as matching contributions for the 1999 plan year.

Note 10 - Commitments and Contingencies
---------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, are exempted from this law by a series of state statutes passed the latest of which passed in late 1994. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2001, which could have a material adverse effect on the Company's revenue and net income.

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. If enacted, this bill would make permanent the current provisions of California law allowing payment of apheresis platelet donors. However, there are no assurances that AB 2714 will be passed by the legislature and enacted into law. Historically, legislation permitting the payment of apheresis platelet donors has been opposed by the not for profit blood centers operating in California which rely exclusively on uncompensated blood product donors. It is anticipated that such blood centers, which compete with the Company will oppose AB2714. See "Government Regulation" and "Risk Factors."

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

Healthcare reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company's operations.

The Company entered into a long-term commitment with a vendor to purchase kits used to produce blood products from blood donors and to provide blood services to patients. Under the terms of the agreement, the Company is obligated to purchase $6,090,000 of kits at established prices through May 2003.

Note 11 - Segment and Related Party Information
-----------------------------------------------

Business Segments

The Company operates in three business segments as follows:

- Blood Management Programs ("BMP"); Outsource programs which provide all or a major portion of the blood banking functions to a hospital.

-     Blood Products; Apheresis and whole blood derived products.

- Blood Services; Therapeutic apheresis and stem cell collection procedures, autologous interoperative transfusion and donor testing.

Management uses more than one measure to measure segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:


                                    BMP       Blood Products   Blood Services
                                -----------   --------------   --------------
1999
----
Depreciation and amortization   $ 142,000     $ 29,000         $ 114,000
Expenditures for fixed assets      11,000        3,000             3,000

1998
----
Depreciation and amortization   $  56,000     $ 18,000         $  52,000
Expenditures for fixed assets     484,000        4,000           388,000

1997
----
Depreciation and amortization   $  74,000     $ 18,000         $  54,000
Expenditures for fixed assets      38,000            -                 -


Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.


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

Note 12 - Discontinued Operations
---------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business. The reserve established for estimated HBI operating losses during the period of disposal included a $600,000 contingent liability for the resolution of the dispute with Medicorp. In July 1996, the dispute was settled without any payment by the Company, and the Company recognized a $600,000 gain on disposal of discontinued operations. In June 1996, the Company agreed to sell substantially all the tangible assets of the discontinued operations and the FDA source plasma licenses. The sale and transfer of the licenses was contingent upon obtaining FDA approval that was received on October 21, 1996. The buyer delivered a promissory note, in payment of the purchase price for certain tangible assets sold, which is collateralized by these assets. The note was repaid in March 1997, resulting in a gain on disposal of $120,000 in the first quarter of 1997.

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

               Report of Independent Public Accountants



To the Shareholders and Board of Directors of HemaCare Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in HemaCare Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 29, 2000.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP
                                        -------------------------
                                        ARTHUR ANDERSEN LLP

Los Angeles, California
February 29, 2000

                             HEMACARE CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             For The Years Ended December 31, 1999, 1998 and 1997



                                             Additions

                              Balance at    Charged to   Charged to                 Balance
                              beginning     costs and      other                    at end of
Description                   of period     expenses      accounts     Write-offs    period
---------------------------   ----------    -----------  ----------    -----------  ----------
Year ended December 31,
1999 - Allowance for
uncollectible accounts        $ 596,000     $     --     $(183,000)(1)  157,000     $ 256,000

Year ended December 31,
1998 - Allowance for
uncollectible accounts        $  81,000     $     --     $515,000(2) $     --     $ 596,000

Year ended December 31,
1997 - Allowance for
uncollectible accounts        $  47,000     $ 35,000     $     --    $  1,000     $  81,000


1)   Represents goodwill adjustment of acquired receivables.
2) Represents allowance for doubtful accounts of acquired assets at date of acquisition.

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
        subsidiary of the Registrant) and Atopix Pharmaceuticals
        Corporation, dated June 26, 1996--incorporated by
	reference to Exhibit 2.1 to Form 10-Q of the Registrant
        for the quarter ended June 30, 1996.......................

 2.2    Asset Purchase Agreement between the Registrant, Gateway
        Community Blood	Program and Haemonetics Corporation, dated
        August 1, 1997--incorporated by reference to Exhibit 2.1
        to Form 10-K of the Registrant for the quarter ended
        September 30, 1997........................................

 3.1    Restated Articles of Incorporation of the Registrant--
        incorporated by reference to Exhibit 3.1 to Form 10-K of
        the Registrant for the year ended December 31, 1995.......

 3.2    Bylaws of the Registrant, as amended--incorporated by
        reference to Exhibit 3.1 to Form 10-Q of the Registrant
        for the quarter ended March 31, 1998......................

 4.1	Warrant Agreement between the Registrant and Medicorp Inc.
        dated February 17, 1993--incorporated by reference to
        Exhibit 4 to the Current Report on Form 8-K of the
        Registrant dated February 17, 1993........................

 4.2    Form of Warrant Agreement between the Registrant and each
        of the following consultants: British Far East Holdings,
        Ltd., Joseph T. McDonald and E. Keene Wolcott dated
        September 30, 1994--incorporated by reference to Exhibit
        4.1 to Form 10-Q of the Registrant for the quarter ended
        September 30, 1994........................................

 4.3    Warrant Agreement between the Registrant and Torrey Pines
        Securities, Inc., dated April 8, 1994--incorporated by
        reference to Exhibit 4.2 to Form 10-Q of the Registrant
        for the quarter ended March 31, 1994......................

 4.4    Amendment to Warrant Agreement between the Registrant and
        Torrey Pines Securities dated April 3, 1995--incorporated
        by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1995......................

 4.5    Warrant Agreement between the Registrant and Joseph T.
        McDonald dated November 1, 1996--incorporated by reference to Exhibit 4.9 to Form 10-K of the Registrant for the year ended December 31, 1996....................................

 4.6	Warrant Agreement between the Registrant and Kibel, Green,
        Inc., dated March 4, 1999--incorporated by reference to
        Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1999.......................................

 4.7    Warrant Agreement between the Registrant and Stuart Dinney, dated March 4, 1999--incorporated by reference to Exhibit
        4.2 to Form 10-Q of the Registrant for the quarter ended
        March 31, 1999.............................................



 4.8    Warrant Agreement between the Registrant and Lori Terra-
        Vasslo, dated March 4, 1999................................ Filed herewith
                                                                    Electronically

 4.9     Rights Agreement between the Registrant and U.S. Stock
         Transfer Corporation dated March 3, 1998--incorporated
         by reference to Exhibit 4 to Form 8-K of the Registrant
         dated March 5, 1998.......................................

 4.10    Amended Certificate of Determination, dated March 18,
         1998--incorporated by reference to Exhibit 4.8 on Form
         10-K for the Registrant for the year ended December 31,
         1997.....................................................

 4.11    Certificate of Determination of the Registrant's Series B
         Senior Convertible Preferred Stock between the Registrant
         and Comdisco Health Care Group dated October 23, 1998--
         incorporated by reference to Exhibit 4.1 of Form 8-K
         of The Registrant dated November 5, 1998.................

 4.12    Registration Rights of Shareholders'--Incorporated by
         reference to Exhibit 4.9 To the Current Report on Form
         8-K of the Registrant dated August 19, 1996..............

 4.13    Loan Agreement between the Registrant and Bank Leumi, USA, dated June 1, 1999--incorporated by reference to Exhibit
         4.1 to Form 10-Q of the Registrant for the quarter ended
         June 30, 1999............................................

10.1	1986 Employee Stock Option Plan, as amended and restated
        through October 1994--incorporated by reference to Exhibit
        10.4 to Form 10-Q of the Registrant for the quarter ended
        September 30, 1994.........................................

10.2	1996 Stock Incentive Plan of the Registrant, as amended--
        incorporated by reference to Exhibit 4.1 to Form 10-Q of
        the Registrant for the quarter ended September 30, 1996....

10.3    Office Building Lease dated August 21, 1998 between the
        Registrant and Tar Addison Place, LP--incorporated by
        reference to Exhibit 10.1 to  Form 10-Q of the Registrant
        for the quarter ended September 30, 1998...................

10.4    Revolving Credit Agreement between the Registrant and Bank
        Leumi USA, dated February 5, 1999--incorporated by
        reference to Exhibit 10.7 of Form 10-K of the Registrant
        for the year ended December 31, 1998.......................

10.5	Promissory Note between the Registrant and Bank Leumi USA,
        dated February 5, 1999--incorporated by reference to
        Exhibit 10.8 of Form 10-K of the Registrant for the year
        ended December 31, 1998...................................

10.6	Promissory Note to HemaBiologics, Inc., a wholly owned
        subsidiary of the Registrant, from Joshua Levy dated
        January 1, 1996--incorporated by reference to Exhibit
        10.10 to Form 10-K of the Registrant for the year ended
        December 31, 1995 ........................................


10.7	Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January
        1, 1996--incorporated by reference to Exhibit 10.11 to
        Form 10-K of the Registrant for the year ended December
        31, 1995...................................................

10.8	Loan Reimbursement Agreement between HemaBiologics, Inc., a
        wholly owned Subsidiary of the Registrant, and Joshua Levy dated January 30,1998--incorporated by reference to Exhibit
        10.10 of Form 10-K of the Registrant for the year ended
        December 31,1998...........................................

10.9	Settlement Agreement between the Registrant and Medicorp
        Inc.--incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant dated July 19, 1996 ......................

10.10	Foreclosure Sale Agreement between the Registrant and
        Comdisco Health Care Group, Inc., dated October 23, 1998
        --incorporated by reference to Exhibit 2.1 of Form 8-K of
        the Registrant dated November 5, 1998.......................

10.11	Employment Agreement between the Registrant and William
        D. Nicely, dated May 27, 1998--incorporated by reference
        to Form 10-Q for the quarter ended June 30, 1998............

10.12	Services Agreement between the Registrant and Alan C.
        Darlington, dated March 10, 1999--incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the
        quarter ended March 31, 1999................................

11      Computation of earnings (loss) per common equivalent share..Filed herewith
                                                                    Electronically

21      Subsidiaries of the Registrant............................. Filed herewith
                                                                    Electronically

23      Consent of Arthur Andersen LLP............................. Filed herewith
                                                                    Electronically

27      Financial Data Schedule.................................... Filed herewith
                                                                    Electronically