Form 10-Q
period 2000-03-31
HEMACARE CORP /CA/
filed 2000-05-15
CIK 801748

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:YES X NO ___

As of May 11, 2000, 7,588,857 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

                                    INDEX

                            HEMACARE CORPORATION


PART I.	FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets-March 31, 2000 (unaudited) and December 31, 1999

          Consolidated income statements-Three months ended March
          31, 2000 and 1999 (unaudited)

          Consolidated statements of cash flows-Three months ended March 31, 2000 and 1999 (unaudited)

          Notes to consolidated financial statements-March 31, 2000

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits

SIGNATURES

Part I.		FINANCIAL INFORMATION
Item 1.		Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                           March 31,	   December 31,
                                                              2000             1999
                                                          ------------     -----------
							  (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,274,000      $ 1,490,000
  Marketable securities................................     1,174,000          778,000
  Accounts receivable, net of allowance for
    doubtful accounts - $262,000 (2000) and $256,000
    (1999).............................................     3,592,000        3,090,000
  Product inventories..................................        81,000           91,000
  Supplies.............................................       710,000          690,000
  Prepaid expenses.....................................       150,000          202,000
                                                          ------------     ------------
              Total current assets.....................     6,981,000        6,341,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,966,000 (2000) and $1,920,000 (1999)..............       688,000          719,000
Goodwill, net of amortization of $75,000 (2000) and
  $62,000 (1999).......................................       455,000          468,000
Other assets...........................................        42,000           46,000
                                                          ------------     ------------
                                                          $ 8,166,000      $ 7,574,000
                                                          ============     ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,425,000      $ 1,305,000
  Accrued payroll and payroll taxes....................       726,000          530,000
  Accrued professional fees............................        36,000           73,000
  Other accrued expenses...............................       380,000          376,000
  Current obligations under capital leases.............        67,000           63,000
  Current notes payable................................       140,000          138,000
  Reserve for discontinued operations..................        80,000           81,000
                                                          ------------     ------------
              Total current liabilities................     2,854,000        2,566,000

Obligations under capital leases, net
  of current portion...................................       169,000          188,000
Notes payable, net of current portion..................       317,000          353,000
Other long-term liabilities............................        27,000           27,000
Commitments and contingencies..........................
Shareholders' equity:
  Preferred stock no par value  5,000,000 shares
    authorized, 450,0000 issued and outstanding........        75,000           75,000
  Common stock, no par value - 20,000,000
   shares authorized, 7,512,082 issued and
   outstanding in 2000 and 7,475,082 in 1999...........    13,710,000       13,676,000
  Accumulated deficit..................................    (8,986,000)      (9,311,000)
                                                          ------------     ------------
              Total shareholders' equity...............     4,799,000        4,440,000
                                                          ------------     ------------
                                                          $ 8,166,000      $ 7,574,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

<CAPTIION>

                                                       Three months ended March 31,
                                                          2000            1999
                                                      -------------   -------------
Revenues:
  Blood management programs.........................  $ 2,253,000     $ 1,538,000
  Regional operations
    Blood products..................................    1,039,000       1,067,000
    Blood services..................................    1,680,000       1,848,000
                                                      ------------    ------------
      Total revenue.................................    4,972,000       4,453,000

Operating costs and expenses:
  Blood management programs.........................    1,820,000       1,460,000
  Regional operations
    Blood products..................................      788,000         737,000
    Blood services..................................    1,133,000       1,422,000
                                                      ------------    ------------
       Total operating costs and expenses...........    3,741,000       3,619,000
                                                      ------------    ------------
       Operating profit.............................     1,231,000        834,000

General and administrative expense..................      891,000         686,000
Gain on sale of Gateway Community Blood Program.....            -         100,000
                                                      ------------    ------------
Income from operations before income taxes..........      340,000         248,000
Provision for income taxes..........................       15,000           5,000
                                                      ------------    ------------
     Net income.....................................  $   325,000     $   243,000
                                                      ============    ============
Basic and diluted per share amounts:
     Net income.....................................  $      0.04     $      0.03
                                                      ============    ============
Weighted average shares outstanding - basic.........    7,489,000       7,281,000
                                                      ============    ============
Weighted average shares outstanding - diluted.......    8,888,000       7,798,000
                                                      ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three months ended March 31,
                                                                 2000           1999
                                                             ------------    ------------
Cash flows from operating activities:
  Net Income................................................ $  325,000     $  243,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Provision for losses on accounts receviable...........       6,000              -
     Depreciation and amortization.........................      59,000         63,000
     Issuance of common stock and options for compensation.           -          4,000

Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable............   (508,000)       398,000
      Decrease (increase) in inventories, supplies
       and prepaid expenses.................................     42,000        (46,000)
      (Increase) in other assets, net.......................          -         (1,000)
      Increase (decrease) in accounts payable, accrued
        expenses and other liabilities......................    282,000       (519,000)
                                                             -----------    -----------
      Net cash provided by operating activities.............    206,000        142,000

Cash flows from investing activities:
  Decrease in other assets..................................      4,000          2,000
  (Increase) in marketable securities.......................   (396,000)      (288,000)
  (Purchase) of plant and equipment, net....................    (15,000)       (12,000)
                                                              -----------    -----------
  Net cash used in investing activities.....................   (407,000)      (298,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock....................     34,000              -
  Principal payments on line of credit, net and capital
    leases..................................................    (49,000)       (76,000)
                                                             -----------    -----------
  Net cash used in financing activities.....................    (15,000)       (76,000)
                                                             -----------    -----------

Increase in cash and cash equivalents.......................   (216,000)      (232,000)
Cash and cash equivalents at beginning of period............  1,490,000      1,372,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,274,000     $1,140,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   13,000     $   20,000
                                                             ===========    ===========
  Income taxes paid......................................... $   36,000     $        0
                                                             ===========    ===========



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HemaCare Corporation
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Line of Credit and Note Payable
----------------------------------------

Line of Credit

The Company maintains a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Under the terms of the credit agreement, the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million at an interest rate of prime (9.0% as of March 31, 2000) plus 0.5%, and must maintain certain financial ratios and covenants. The Company was in compliance with all covenants of its borrowing agreement at March 31, 2000, and there was no balance outstanding under the line of credit.

Subsequent to March 31, 2000, the Company entered into two new line of credit agreements, one relating to working capital and the other for equipment purchases. Under the terms of the working capital agreement, the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus 0.25%. The Company must maintain certain financial ratios and covenants. Additionally, the Company has a secondary line of credit of $350,000 for equipment purchases. Borrowings on the equipment purchase line of credit are converted annually to a fully amortized note payable. This equipment purchase line of credit bears interest at the rate of the bank's internal cost of funds plus 3.0% (10.1% as of April 30, 2000). As of April 30, 2000, there were no borrowings on either of these lines of credit and the Company was in compliance with all loan covenants.

Note Payable

The Company has a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note bears interest at the prime rate (9.0% as of March 31, 2000) plus one percent. Subsequent to March 31, 2000, the Company paid off the remaining balance of this note.

Note 3 - Commitments and Contingencies
--------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks Center's paid donors, are exempted from this law by a series of state statutes the latest of which passed in late 1994. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision of December 31, 2001, which could have a material adverse effect on the Company's revenue and net income.

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

Note 4 - Business Segments
---------------------------

The Company operates in three business segments, each of which represents a separate business activity. The segments and a description of their business activities follows:

- Blood Management Programs (BMP) - outsource programs which provide all or a major portion of the blood related functions to a hospital.

- Blood Products- the collection, manufacture and distribution of apheresis and whole blood derived products.

- Blood Services - therapeutic apheresis and stem cell collection procedures, autologous interoperative transfusion and donor testing.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements, which present revenue from external customers and operating income for each segment.

Note 5 - Gain on Disposition
----------------------------

In September 1995, the Company formed Gateway Community Blood Program, Inc. ("Gateway"), a wholly owned subsidiary incorporated in Missouri, to provide blood products and services in Missouri and Illinois. In August 1997, Gateway's operations were sold.

The Company is entitled to receive a percentage of Gateway's revenues, as defined over the five years subsequent to the date of sale, up to a maximum of $422,000. The Company received an additional payment of $100,000 during the first quarter of 1999, when Gateway received a Food and Drug Administration establishment license. This amount was accounted for as an additional gain on the disposition of Gateway in the quarter ended March 31, 1999.

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations
-------------------------------------------------------------------

HemaCare's operations include blood management programs ("Blood
Management Programs" or "BMPs") and regional sales of blood products ("Blood Products") and blood services ("Blood Services").

A HemaCare Blood Management Program allows a hospital to outsource all or a portion of its blood procurement and donor center management operations and other blood related activities. Blood Products include apheresis platelets and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection, interoperative autologus transfusion and donor testing.

In October 1998, the Company, through its subsidiary Coral Blood Services, Inc. ("CBS"), acquired existing blood products and services operations in the eastern United States. These consist of Blood Management Programs and other blood services provided to hospitals and medical centers.

In February 2000, the Company commenced a Blood Management Program with Long Beach Memorial Medical Center ("LBMMC"). The Company now operates seven blood management programs. In addition to the LBMMC program, the Company operates programs at the University of Southern California ("USC"), initiated in 1996, the University of California at Irvine ("UCI"), initiated in June 1999, and four East Coast programs. The East Coast programs are Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC"). Prior to October 1998, Coral Therapeutics, Inc. operated these programs.

All comparisons within the following discussions are to the comparable periods of the previous year.

Revenues and Operating Profit
-----------------------------

Total revenues increased 12% ($519,000) in the first quarter of 2000. The increase was due to the expansion of the California based BMPs and increased revenue at other BMPs, partially offset by lower California Blood Services revenue. The Company's operating profit as a percentage of revenue ("profit margin") increased to 25% in the first quarter of 2000 from 19% in the comparable quarter of 1999. This increase reflects continued improvement in CBS's operating efficiency.

Blood Management Programs

Revenue increased 46% ($715,000) in the first quarter of 2000. The revenue increase was primarily due to the addition of two new
California BMPs. The UCI BMP opened in June 1999, and the LBMMC BMP opened in February 2000. These new programs contributed approximately $450,000 to first quarter 2000 revenues. The balance of the increase was due to increased demand for products and services at continuing BMPs.

Operating profit increased by 455% ($355,000) in the first quarter of 2000. The increase is attributable to the new programs and improved operating efficiencies at continuing programs.

Blood Products

Blood Products revenue decreased by 3% ($28,000) in the first quarter of 2000. The decrease in revenue is primarily due to a decrease in the average price per blood platelet unit sold offset by an increase in the number of platelets sold. Competition among apheresis platelet suppliers intensified during the third quarter of 1999 and continued through the first quarter of 2000. In response to the competitive pressures (primarily from the American Red Cross), the Company decreased its platelet prices to certain customers.

The profit margin on Blood Products decreased to 24% from 31% in the first quarter of 1999. The decrease in profit margin resulted primarily from a decrease in the average price per platelet sold along with a greater number of product expirations.

Blood Services

Blood Services revenue decreased by 9% ($168,000) in the first quarter of 2000. While the total number of therapeutic procedures was comparable in 1999 and 2000, the decrease in revenue resulted from lower albumin sales. The Company often provides albumin, a plasma replacement fluid, used in therapeutic procedures. The Company's cost of albumin and the price the Company charges its customers decreased in the first quarter of 2000 compared to 1999.

Blood Services profit increased by $121,000 or 28% in the first quarter of 2000. The increase is due primarily to improved operating efficiencies in East Coast operations.

Gain on Disposition

As part of the terms of sale of Gateway's operations, the Company was entitled to receive a payment of $100,000 when Gateway received a Food and Drug Administration establishment license. In the first quarter of 1999, Gateway received this license, and the Company realized an additional $100,000 gain on the disposition.

General and administrative expense

General and administrative expenses increased by 30% ($205,000) during the first quarter of 2000. The increase reflects additional expenses incurred in connection with proposed California legislation (AB2714)

(See Liquidity and Capital Resources below), expanded marketing efforts, and accrual of employee incentive compensation related to improved operating performance.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash and cash equivalents and marketable securities of $2,448,000 and working capital of $4,127,000. As of March 31, 2000, the Company had a line of credit with a commercial bank whereby the Company may borrow up to 70% of eligible accounts receivable, up to a maximum of $1.2 million and must maintain certain financial ratios. The Company was in compliance with all covenants of its borrowing agreement at March 31, 2000, and there were no borrowings outstanding on the line of credit at that date.

The Company also has a term note with a bank that has a March 31, 2000, balance of $457,000. The note requires monthly payments of approximately $15,000 including interest equal to the prime rate
(9% at March 31, 2000) plus one percent. This note is cross collateralized with the Company's line of credit. Subsequent to March 31, 2000, this note was paid in full.

Subsequent to March 31, 2000, the Company entered into a new banking relationship. Under the terms of this new agreement the Company has a working capital line of credit and a second line of credit for equipment purchases. The working capital line provides availability equal to the lesser or 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25%. The
Company must maintain certain financial ratios and covenants. This line matures in December 2001.

The equipment purchase line provides $350,000 for equipment purchases. On an annual basis, the Company may convert its equipment purchases into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the Bank's internal cost of funds plus 3% (10.1% at April 30, 2000).

These new banking arrangements are secured by substantially all of the Company's unencumbered assets and require the Company to maintain certain financial covenants. As of March 31, 2000, the Company was in compliance with these covenants.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks Center's paid donors, are exempted from this law by a series of state statutes the latest of which passed in late 1994. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision of December 31, 2001, which could have a material adverse effect on the Company's revenue and net income.

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. If enacted, this bill would make permanent the current provisions of California law allowing payment of apheresis platelet donors. The Company believes that its twenty-one year history of providing platelets to hospitals and patients (without a single adverse patient health outcome) and its excellent regulatory compliance record strongly support the passage of AB 2714. However, there are no assurances that AB 2714 will be passed by the legislature and enacted into law. Historically, legislation permitting the payment of apheresis platelet donors has been opposed by the not for profit blood centers operating in California which rely exclusively on uncompensated blood product donors. Such blood centers, which compete with the Company, oppose AB 2714.

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

Factors Affecting Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in the Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, the effect of state and Federal regulation and demand for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the passage of AB 2714 in California to permit continuation of the Company's use of paid apheresis platelet donors in California, the ability of the Company to expand its operations, to obtain additional financing, to repay existing debt, to retain existing customers and obtain new customers and to comply with the covenants under its bank line of credit. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See disclosure in Form 10-K for the year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         None
                                     11

Item 6.	Exhibits and Reports on Form 8-K

        a.  Exhibits

            10.1 Revolving Credit Loan & Security Agreement between the Registrant and Comerica Bank, dated March 1, 2000

            11    Net Income per Common and Common Equivalent Share

            27    Financial Data Schedule for the Quarter Ended
                  March 31, 2000

        b. The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2000                        HEMACARE CORPORATION
                                         -----------------------
                                               (Registrant)

                                          /s/ David E. Fractor
                                         ------------------------
                                         David E. Fractor, Chief
                                         Financial Officer
                                         (Duly authorized officer
                                         and principal financial and
                                         accounting officer)

                                INDEX TO EXHIBITS



                                                            Method of Filing
                                                            ----------------

10.1	Revolving Credit Loan & Security Agreement between
        the Registrant and Comerica Bank, dated March 1,
        2000............................................... Filed herewith electronically

11      Net Income per Common and Common Equivalent Share.. Filed herewith electronically

27	Financial Data Schedule for the quarter ended
        September 30, 1999................................. Filed herewith electronically
