Form 10-Q
period 2000-06-30
HEMACARE CORP /CA/
filed 2000-08-14
CIK 801748

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days:  YES  X   NO ___

As of August 11, 2000, 7,618,949 shares of Common Stock of the Registrant were issued and outstanding.

==============================================================================

                                      INDEX

                              HEMACARE CORPORATION



PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

		Consolidated balance sheets-June 30, 2000 (unaudited) and December 31, 1999

  Consolidated income statements-Three and six months ended June 30, 2000 and 1999 (unaudited)

 	Consolidated statements of cash flows-Six months ended June 30, 2000 and 1999 (unaudited)

		Notes to consolidated financial statements-June 30, 2000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6. Exhibits


SIGNATURES

Part I.		FINANCIAL INFORMATION
Item 1.		Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                            June 30,	   December 31,
                                                              2000             1999
                                                          ------------     -----------
							                (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $   509,000      $ 1,490,000
  Marketable securities................................       982,000          778,000
  Accounts receivable, net of allowance for
    doubtful accounts - $226,000 (2000) and $256,000
    (1999).............................................     4,042,000        3,090,000
  Product inventories..................................        92,000           91,000
  Supplies.............................................       673,000          690,000
  Prepaid expenses.....................................       193,000          202,000
                                                          ------------     ------------
              Total current assets.....................     6,491,000        6,341,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,017,000 (2000) and $1,920,000 (1999)..............       782,000          719,000
Goodwill, net of amortization of $88,000 (2000) and
  $62,000 (1999).......................................       442,000          468,000
Other assets...........................................        42,000           46,000
                                                          ------------     ------------
                                                          $ 7,757,000      $ 7,574,000
                                                          ============     ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,489,000      $ 1,305,000
  Accrued payroll and payroll taxes....................       531,000          530,000
  Accrued professional fees............................        53,000           73,000
  Other accrued expenses...............................       158,000          376,000
  Current obligations under capital leases.............        58,000           63,000
  Current notes payable................................             -          138,000
  Reserve for discontinued operations..................        78,000           81,000
                                                          ------------     ------------
              Total current liabilities................     2,367,000        2,566,000

Obligations under capital leases, net
  of current portion...................................       163,000          188,000
Notes payable, net of current portion..................             -          353,000
Other long-term liabilities............................        27,000           27,000
Commitments and contingencies..........................
Shareholders' equity:
  Preferred stock no par value  5,000,000 shares
    authorized, 450,0000 issued and outstanding........        75,000           75,000
  Common stock, no par value - 20,000,000
   shares authorized, 7,618,949 issued and
   outstanding in 2000 and 7,475,082 in 1999...........    13,785,000       13,676,000
  Accumulated deficit..................................    (8,660,000)      (9,311,000)
                                                          ------------     ------------
              Total shareholders' equity...............     5,200,000        4,440,000
                                                          ------------     ------------
                                                          $ 7,757,000      $ 7,574,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                  Three months ended June 30,    Six months ended June 30,
                                     2000            1999           2000            1999
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $  2,342,000   $ 2,035,000     $  4,595,000   $  3,573,000
   Regional operations
     Blood products.............     1,280,000     1,122,000        2,319,000      2,189,000
     Blood services.............     1,751,000     1,837,000        3,431,000      3,685,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     5,373,000     4,994,000       10,345,000      9,447,000

Operating costs and expenses:
   Blood management programs....  $  1,962,000   $ 1,747,000     $  3,782,000   $  3,207,000
   Regional operations
     Blood products.............       968,000       816,000        1,756,000      1,553,000
     Blood services.............     1,190,000     1,430,000        2,323,000      2,852,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     4,120,000     3,993,000        7,861,000      7,612,000
                                  -------------  ------------    -------------  -------------

     Gross profit...............     1,253,000     1,001,000        2,484,000      1,835,000

General and administrative
   expenses.....................       911,000       791,000        1,802,000      1,477,000
Gain on sale of Gateway                      -             -                -        100,000
   Community Blood Program......
                                  -------------  ------------    -------------  -------------
Income from continuing
   operations before income
   taxes........................       342,000       210,000          682,000        458,000

Provision for income taxes......        16,000         9,000           31,000         14,000
                                  -------------  ------------    -------------  -------------
   Net income...................  $    326,000   $   201,000     $    651,000   $    444,000
                                  =============  ============    =============  =============

Income per shares:
   Basic........................  $       0.04   $      0.03     $       0.09   $       0.06
                                  =============  ============    =============  =============
   Diluted......................  $       0.04   $      0.02     $       0.07   $       0.06
                                  =============  ============    =============  =============

Weighted average shares
    outstanding - basic........     7,625,054     7,392,238        7,561,490       7,336,679
                                  ============   ===========     ============   =============
Weighted average shares
    outstanding - diluted......     8,904,825     8,382,023        8,905,359       7,924,092
                                  =============  ============    =============  =============

                           The accompanying notes are an integral part of these
                                     consolidated financial statements.

                                     HEMACARE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                               Six months ended June 30,
                                                                 2000           1999
                                                             ------------    ------------
Cash flows from operating activities:
  Net Income................................................ $  651,000     $  444,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization.........................     123,000        146,000
     Issuance of common stock and options for compensation.      75,000         65,000

Changes in operating assets and liabilities:
      (Increase) in accounts receivable.....................   (952,000)       (72,000)
      Decrease in inventories, supplies and prepaid
       expenses.............................................     25,000         13,000
      (Increase) in other assets, net.......................          -         (1,000)
      (Decrease) in accounts payable, accrued expenses and
       other liabilities....................................   (56,000)       (633,000)
                                                             -----------    -----------
      Net cash provided by operating activities.............   (134,000)       (38,000)

Cash flows from investing activities:
  Decrease in other assets..................................      4,000         10,000
  (Increase) in marketable securities.......................   (204,000)      (288,000)
  (Purchase) of plant and equipment, net....................   (160,000)       (19,000)
                                                              -----------    -----------
  Net cash used in investing activities.....................   (360,000)      (297,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock....................     34,000              -
  Principal payments on line of credit, net and capital
    leases..................................................   (521,000)      (171,000)
                                                             -----------    -----------
  Net cash used in financing activities.....................   (487,000)      (171,000)
                                                             -----------    -----------

Decrease in cash and cash equivalents.......................   (981,000)      (506,000)
Cash and cash equivalents at beginning of period............  1,490,000      1,372,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $  509,000     $  866,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   20,000     $   45,000
                                                             ===========    ===========
  Income taxes paid......................................... $   36,000     $   18,000
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

                                    HemaCare Corporation
                           Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and General Information
-------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Lines of Credit
------------------------

During the quarter ended June 30, 2000, the Company entered into two new line of credit agreements, one relating to working capital and the other for equipment purchases.
Under the terms of the working capital agreement, the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus 0.25% (9.75% as of June 30, 2000). The Company must maintain certain financial ratios and covenants.
Additionally, the Company has a secondary line of credit of $350,000 for equipment purchases. Borrowings on the equipment purchase line of credit may be converted annually to a fully amortized note payable. This equipment purchase line of credit bears interest at the rate of the bank's internal cost of funds plus 3.0% (9.9% as of June 30, 2000). Both of these lines of credit mature on December 15, 2001.
As of June 30, 2000, there were no borrowings on either of these lines of credit and the Company was in compliance with all loan covenants.

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

In February 2000, AB 2714 was introduced into the Calfornia Legislature. The original intent of this bill was to make permanent the current provisions of California law allowing payments to apheresis platelet donors. The California Assembly approved AB 2714. However, in order to obtain approval from the California Senate Health Committee, certain modifications were made to the bill. Instead of repeal of the law prohibiting payments to apheresis platelet donors, the modified bill will extend the current exemption through January 1, 2003.
The modified bill was approved by the California Senate Health Committee and will be voted on by the entire California Senate. Assuming passage by the California Senate, the bill will then be presented to the Governor for final approval. While the Company is confident that this amended bill will be enacted into law, there are no assurances of its ultimate passage.

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

Note 4 - Business Segments
--------------------------

The Company operates in three business segments, each of which represents a separate business activity. The segments and a description of their business activities follows:

-	Blood Management Programs (BMP) - outsource programs
  that provide all or a major portion of the blood related functions to a hospital.

-	Blood Products - the collection, manufacture and
  distribution of apheresis and whole blood derived products.

-	Blood Services - therapeutic apheresis and stem cell
  collection procedures, autologous interoperative transfusion and donor testing.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements, which present revenue from external customers and operating income for each segment.


Item 2.	Management's Discussion and Analysis of Financial
            Condition and Results of Operations
--------------------------------------------------------------

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

In February 2000, the Company commenced a Blood Management Program with Long Beach Memorial Medical Center ("LBMMC") and in May 2000 opened a Blood Management Program with Presbyterian Intercommunity Hospital ("PIH"). The Company now operates eight blood management programs. In addition to these programs, the Company operates programs at the University of Southern Calif-ornia ("USC"), initiated in 1996, the University of California at Irvine ("UCI"), initiated in June 1999, and four East Coast programs. The East Coast programs are Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC"). Prior to October 1998, Coral Therapeutics, Inc. operated these programs.

All comparisons within the following discussions are to the comparable periods of the previous year.

Revenues and Operating Profit
------------------------------

Three-months ended June 30, 2000 compared to the three-months ended June 30,
1999

Revenues and Gross Profit
-------------------------

Revenues for the three-months ended June 30, 2000, increased by 8% ($379,000) over the same period in 1999. The revenue increase was primarily due to the expansion of the California based BMPs and increased revenue at existing BMPs, partially offset by lower Blood Service revenue. Gross profit as a percentage of revenue was 23% in the three-months ended June 30, 2000, compared to 20% in the three-months ended June 30, 1999. The increase reflects continued improvement in the Company's operating efficiency.

Blood Management Programs
-------------------------

Revenues for the three-months ended June 30, 2000, were $2,342,000 as compared to $2,035,000 for the three months ended June 30, 1999. The increase of $307,000 (15%) was primarily due to the addition of two new California BMPs. The LBMMC BMP opened in February 2000 and the PIH BMP opened in May 2000. Revenues at the Company's existing BMPs were consistent with the same period in the prior year.

The gross profit from BMP revenues was 16% for the three-months ended June 30, 2000, compared to 14% in the same period of 1999. The increase is attributed to increased blood product collections without a significant increase in operating expenses at the Company's existing BMPs. The UCI and LBMMC BMPs were profitable during the second quarter while the PIH BMP experienced a loss as it incurred certain start-up expenses. These expenses included additional labor to develop procedures and recruit donors.

Blood Products
---------------

Revenues for the three-months ended June 30, 2000 were $1,280,000 compared to $1,122,000 for the three-months ended June 30, 1999. The increase of $158,000 (14%) reflects additional platelet sales to new customers partially offset by a lower price per unit.

The gross profit from blood products was 24% for the three-months ended June 30, 2000, compared to 27% in the same period of 1999. The decrease is due to a continuation of the price competition in California (primarily from the American Red Cross) resulting in lower prices. Additionally, the Company experienced a greater number of product expirations during the three-months ended June 30, 2000.

Blood Services
--------------

Blood services revenue for the three-months ended June 30, 2000 was $1,751,000 compared to $1,837,000 for the three-months ended June 30, 1999. The decrease of $86,000 (5%) was primarily due to a decrease in demand for therapeutic apheresis services in New England. The Company often provides albumin, a plasma replacement fluid, used in therapeutic procedures. The Company's cost of albumin and the price the Company charges its customers decreased in the three-months ended June 30, 2000 compared to the same period in 1999.
Revenues from other regions were consistent with the prior year.

The gross profit from blood services was 32% for the three-months ended June 30, 2000 compared to 22% in the same period of 1999. The increase in profit margins reflects better operating efficiencies in all regions. These efficiencies include better utilization of personnel, thereby reducing overtime, and reduced overhead as a percentage of total blood service revenue.

General and administrative expenses
-----------------------------------

General and administrative expenses were $911,000 for the three-months ended June 30, 2000 compared to $791,000 for the three-months ended June 30, 1999. The increase of $120,000 (15%) reflects additional expenses incurred in connection with the proposed California legislation (AB2714) (See Liquidity and Capital Resources below), expanded marketing efforts and the accrual of employee incentive compensation related to improved operating performance.


Comparison of the Six-Months Ended June 30, 2000 to the Six-Months Ended June 30, 1999

Revenues and gross profits
--------------------------

Revenues for the six-months ended June 30, 2000, increased by 10% ($898,000) over the same period in 1999. The revenue increase was primarily due to the expansion of the California based BMPs and increased revenue at existing BMPs. This revenue growth was partially offset by lower Blood Service Revenue.
Gross profit as a percentage of revenue was 24% for the six-months ended June 30, 2000, compared to 19% in the same period of 1999. The increase in gross profit percentage reflects continued improvement in the Company's operating efficiency particularly in the Company's blood services segment.

Blood Management Programs
-------------------------

Revenues for the six-months ended June 30, 2000, were $4,595,000 as compared to $3,573,000 for the six-months ended June 30, 1999. The increase of $1,022,000 (29%) was primarily due to the expansion of California based BMPs. The LBMMC BMP opened in February 2000 and the PIH BMP opened in May 2000. Additionally, revenues for the six-months ended June 30, 2000, include six months of revenue from the UCI BMP. This BMP opened in June 1999; therefore, only one month of revenue was reflected in revenues for the six-months ended June 30, 1999. Revenue from the Company's other BMPs was consistent with the same period of the prior year.

The gross margin from BMP revenues was 18% for the six-months ended June 30, 2000 compared to 10% in the same period of 1999. The increase is primarily due to increased blood product collections without a corresponding increase in operating costs. All of the Company's BMPs were profitable except the PIH BMP that incurred start-up expenses.

Blood Products
--------------

Blood products revenue for the six-months ended June 30, 2000 was $2,319,000 compared to $2,189,000 for the six-months ended June 30, 1999. The increase of $130,000 (6%) reflects additional platelet sales to new customers offset by a lower price per unit.

The gross profit margin from blood products was 24% for the six-months ended June 30, 2000 compared to 29% in the same period of 1999. The decrease reflects the continuation of competitive pressures (primarily from the American Red Cross) resulting in decreased platelet prices.

Blood Services
---------------

Blood services revenue for the six-months ended June 30, 2000 was $3,431,000 compared to $3,685,000 for the six-months ended June 30, 1999. The decrease of $254,000 (7%) was primarily due to a decrease in demand for therapeutic apheresis services in New England partially offset by an increase in demand for services in New York. Additionally, the Company's cost of albumin and the price the Company charges its customers decreased in the six-months ended June 30, 2000 compared to the same period in 1999.

The gross margin from blood services was 32% for the six-months ended June 30, 2000 compared to 23% in the same period of 1999. The increase reflects continued improvement in operating efficiencies. These efficiencies include better utilization of personnel, thereby reducing overtime, and reduced overhead as a percentage of total blood service revenue.

General and administrative expenses
------------------------------------

General and administrative expenses were $1,802,000 for the six-months ended June 30, 2000 compared to $1,477,000 for the six-months ended June 30, 1999. The increase of $325,000 (22%) reflects additional expenses incurred in connection with the proposed California legislation (AB2714) (See Liquidity and Capital Resources below), expanded marketing efforts and the accrual of employee incentive compensation related to improved operating performance.

Liquidity and Capital Resources
--------------------------------

At June 30, 2000, the Company had cash and cash equivalents and marketable securities of $1,491,000 and working capital of $4,124,000. During the second quarter of 2000, the Company paid off its term note payable with a remaining balance of $457,000 using its cash and marketable securities. Since the interest rate on the term note payable exceeded the average interest rate on the Company's marketable securities, paying off the note should reduce future interest expense net of interest income.

The Company has two lines of credit with a commercial bank. The first line of credit is a working capital line with an availability equal to the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime (9.5% as of June 30, 2000) plus 0.25%. The second line of credit provides $350,000 for equipment purchases. On an annual basis, the Company may convert its equipment purchases into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the Bank's internal cost of funs (6.9% as of June 30, 2000) plus 3%. These lines of credit are secured by substantially all of the Company's unencumbered assts and require the Company to maintain certain financial covenants. As of June 30, 2000, the Company was in compliance with these covenants and there were no borrowings on these lines. These lines of credit mature on December 15, 2001.

During the second quarter of 2000, the Company experienced an increase in its accounts receivable balances as certain customers delayed payments. As of December 31, 1999, accounts receivable were collected in an average of 59 days. As of June 30, 2000, accounts receivable were collected in an average of 71 days. The Company has instituted certain procedures to accelerate collections. These procedures include requiring stricter adherence to the Company's credit terms; lowering credit limits to slow paying customers and more frequent customer contact. The Company believes that these procedures should improve the collection of its accounts receivable.

In July 2000, the Company announced its intention to repurchase up to 15% of its outstanding common stock, or up to 1.1 million shares. Such purchases will be made in the open market or in private transactions depending on price and availability. Cash used for the purchases will come from the Company's cash and cash equivalents and marketable securities along with profits generated in the normal course of business.

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

In February 2000, AB 2714 was introduced into the California Legislature. The original intent of this bill was to make permanent the current provisions of California law allowing payments to apheresis platelet donors. The California Asseembly approved AB 2714. However, in order to obtain approval from the California Senate Health Committee, certain modifications were made to the bill. Instead of repeal of the law prohibiting payments to apheresis platelet donors, the modified bill will extend the current exemption through January 1, 2003. The modified bill was approved by the California Senate Health Committee and will be voted on by the entire California Senate. Assuming passage by the California Senate, the bill will then be presented to the Governor for final approval. While the Company is confident that this amended bill will be enacted into law, there are no assurances of its ultimate passage.

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

                     PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

          		See disclosure in Form 10-K for the year ended December
            31, 1999.

Item 4.	    Submission of Matters to a Vote of Security Holders

          		a 	The Company's Annual Meeting of Shareholders the
               "Meeting") was held on June 15, 2000.

            b.	The following table shows the tabulation of votes
               for all matters put to vote at the Meeting.

            Matters Put to Vote                         Against/                 Broker
                                           For          Withheld     Abstain    Non-Votes
            -----------------------------------------------------------------------------

            1. Election of Five Directors
               Alan C. Darlington......... 6,142,960    32,597
               Charles R. Schwab, Jr...... 6,142,960    32,597
               Julian L. Steffenhagen..... 6,143,135    32,422
               William D. Nicely.......... 6,142,960    32,597
               Robert L. Johnson.......... 6,143,135    32,422

            2. Proposal to amend the
               Company's 1996 Stock
               Incentive Plan to
               increase from 1,400,000
               to 2,000,000 the number
               of shares of Common
               Stock authorized and
               reserved for issuance
               under the Plan...........   2,886,386   123,398       12,775     3,152,998

Item 6.	Exhibits and Reports on Form 8-K
---------------------------------------------

		a.	Exhibits

     11  	Net Income per Common and Common Equivalent Share

	  		27  	Financial Data Schedule for the Quarter Ended June 30, 2000

  b.	The Company did not file any reports on Form 8-K
     during the three months ended June 30, 2000.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 14, 2000				  HEMACARE CORPORATION
     ------------------   -------------------------
                               (Registrant)

                           /s/ David E. Fractor
                           --------------------------
                           David E. Fractor, Chief
                           Financial Officer
                           (Duly authorized officer
                           and principal financial and
                           accounting officer)

                                INDEX TO EXHIBITS

Exhibit                                                             Method of Filing
--------------------------------------------------------------      ------------------------

11   Net Income per Common and Common Equivalent Share............  Filed herewith electronically

27   Financial Data Schedule for the quarter ended
     June 30, 2000................................................  Filed herewith electronically
