Form 10-Q
period 2000-09-30
HEMACARE CORP /CA/
filed 2000-11-14
CIK 801748

===============================================================================

                                SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549
                                            FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of November 11, 2000, 7,510,899 shares of Common Stock of the Registrant were issued and outstanding.


===============================================================================

                                           INDEX
                                   HEMACARE CORPORATION
                                      AND SUBSIDIARIES



PART I.	   FINANCIAL INFORMATION

Item 1.	   Financial Statements

	   Consolidated balance sheets - September 30, 2000 (unaudited) and December
           31, 1999

	   Consolidated income statements - Three and nine months ended September 30,
           2000 and 1999 (unaudited)

           Consolidated statements of cash flows - Nine months ended September 30, 2000 and 1999 (unaudited)

           Notes to consolidated financial statements - September 30, 2000

Item 2.	   Management's Discussion and Analysis of Financial Condition and
           Results of Operations


PART II.   OTHER INFORMATION

Item 1.	   Legal Proceedings

Item 2.	   Changes in Securities and Use of Proceeds

Item 3.	   Defaults Upon Senior Securities

Item 4.	   Submission of Matters to a Vote of Security Holders

Item 5.	   Other Information

Item 6.    Exhibits


SIGNATURES

                           HEMACARE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                          September30,	   December 31,
                                                              2000             1999
                                                          ------------     -----------
							  (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,774,000      $ 1,490,000
  Marketable securities................................       607,000          778,000
  Accounts receivable, net of allowance for
    doubtful accounts - $226,000 (2000) and $256,000
    (1999).............................................     3,803,000        3,090,000
  Product inventories..................................       100,000           91,000
  Supplies.............................................       632,000          690,000
  Prepaid expenses.....................................       172,000          202,000
                                                          ------------     ------------
              Total current assets.....................     7,088,000        6,341,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,063,000 (2000) and $1,920,000 (1999)..............       765,000          719,000
Goodwill, net of amortization of $102,000 (2000) and
  $62,000 (1999).......................................       428,000          468,000
Other assets...........................................        39,000           46,000
                                                          ------------     ------------
                                                          $ 8,320,000      $ 7,574,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,692,000      $ 1,305,000
  Accrued payroll and payroll taxes....................       871,000          530,000
  Accrued professional fees............................        44,000           73,000
  Other accrued expenses...............................        28,000          376,000
  Current obligations under capital leases.............        55,000           63,000
  Current notes payable................................             -          138,000
  Reserve for discontinued operations..................        77,000           81,000
                                                          ------------     ------------
              Total current liabilities................     2,767,000        2,566,000

Obligations under capital leases, net
  of current portion...................................       151,000          188,000
Notes payable, net of current portion..................             -          353,000
Other long-term liabilities............................        27,000           27,000
Commitments and contingencies..........................
Shareholders' equity:
  Preferred stock no par value  5,000,000 shares
    authorized, 450,0000 issued and outstanding........        75,000           75,000
  Common stock, no par value - 20,000,000
   shares authorized, 7,618,949 issued, 7,533,174
   outstanding in 2000 and 7,475,082 issued and
   oustanding in 1999..................................    13,659,000       13,676,000
  Accumulated deficit..................................    (8,359,000)      (9,311,000)
                                                          ------------     ------------
              Total shareholders' equity...............     5,375,000        4,440,000
                                                          ------------     ------------
                                                          $ 8,320,000      $ 7,574,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED INCOME STATEMENTS
                                          (Unaudited)

                                  Three months ended Sept. 30,  Nine months ended Sept. 30,
                                     2000            1999           2000            1999
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $  2,404,000   $ 2,032,000     $  6,999,000   $  5,605,000
   Regional operations
     Blood products.............     1,341,000     1,006,000        3,660,000      3,195,000
     Blood services.............     1,632,000     1,794,000        5,063,000      5,479,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     5,377,000     4,832,000       15,722,000      14,279,000

Operating costs and expenses:
   Blood management programs....     2,039,000     1,725,000        5,821,000      4,932,000
   Regional operations
     Blood products.............     1,087,000       748,000        2,843,000      2,301,000
     Blood services.............     1,115,000     1,307,000        3,438,000      4,159,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     4,241,000     3,780,000        12,102,000     11,392,000
                                  -------------  ------------    -------------  -------------

     Gross profit...............     1,136,000     1,052,000        3,620,000      2,887,000

General and administrative
   expenses.....................       819,000       771,000        2,621,000      2,244,000
Gain on sale of Gateway                      -             -                -        100,000
   Community Blood Program......
                                  -------------  ------------    -------------  -------------
Income from continuing
   operations before income
   taxes........................       317,000       281,000          999,000        743,000

Provision for income taxes......        16,000        14,000           47,000         28,000
                                  -------------  ------------    -------------  -------------
   Net income...................  $    301,000   $   267,000     $    952,000   $    715,000
                                  =============  ============    =============  =============

Income per shares:
   Basic........................  $       0.04   $      0.04     $       0.13   $       0.10
                                  =============  ============    =============  =============
   Diluted......................  $       0.03   $      0.03     $       0.11   $       0.09
                                  =============  ============    =============  =============

Weighted average shares
    outstanding - basic........     7,583,699     7,437,582        7,569,356       7,359,351
                                  ============   ===========     ============   =============
Weighted average shares
    outstanding - diluted......     8,859,110     8,363,532        8,892,269       8,018,390
                                  ============   ===========     ============   =============

                           The accompanying notes are an integral part of these
                                     consolidated financial statements.

                             HEMACARE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                               Nine months ended Sept. 30,
                                                                 2000           1999
                                                             ------------    ------------
Cash flows from operating activities:
  Net Income................................................ $  952,000     $  715,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization..........................    183,000        266,000
     Issuance of common stock and options for compensation..     75,000         65,000

Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable............   (713,000)       175,000
      Decrease (increase) in inventories, supplies and
       prepaid xxpenses.....................................     79,000        (39,000)
      (Increase) in other assets, net.......................          -         (3,000)
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilities.......................    347,000       (614,000)
                                                             -----------    -----------
      Net cash provided by (used in) operating activities...    923,000        565,000

Cash flows from investing activities:
  Decrease in other assets..................................      7,000         14,000
  Decrease (increase) in marketable securities..............    171,000       (198,000)
  Purchase of plant and equipment, net......................   (189,000)       (51,000)
                                                             -----------    -----------
  Net cash used in investing activities.....................    (11,000)      (235,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock....................     34,000              -
  Repurchase of common stock................................   (126,000)             -
  Principal payments on line of credit, net and capital
    leases..................................................   (536,000)      (257,000)
                                                             -----------    -----------
  Net cash used in financing activities.....................   (628,000)      (257,000)
                                                             -----------    -----------

Increase in cash and cash equivalents.......................    284,000         73,000
Cash and cash equivalents at beginning of period............  1,490,000      1,372,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,774,000     $1,445,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   21,000     $   68,000
                                                             ===========    ===========
  Income taxes paid......................................... $  110,000     $   39,000
                                                             ===========    ===========
Items not impacting cash flows:
  Income in capital lease obligations....................... $        -     $  126,000
                                                             ===========    ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                HEMACARE CORPORATION
                     Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on For 10-K for the year ended December 31, 1999.

Note 2 - Lines of Credit

In May 2000, the Company entered into two new line of credit agreements, one relating to working capital and the other for equipment purchases. Under the terms of the working capital agreement, the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus 0.25% (9.75% as of September 30, 2000). The Company must maintain certain financial ratios and covenants. Additionally, the Company has a secondary line of credit of $350,000 for equipment purchases. Borrowings on the equipment purchase line of credit may be converted annually to a fully amortized note payable. This equipment purchase line of credit bears interest at the rate of the bank's internal cost of funds plus 3.0% (9.5% as of September 30, 2000).

Both of these lines of credit mature on December 15, 2001. As of September 30, 2000, there were no borrowings on either of these lines of credit and the Company was in compliance with all loan covenants.

Note 3 - Commitments and Contingencies

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks Center's paid donors, are exempted from this law by a series of state statutes, which, would have expired on December 31, 2001.

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. The intent of this bill was to make permanent the provision of California law allowing payment of apheresis platelet donors.
AB 2714 was passed by the State Assembly and was submitted to the State Senate. The State Senate required significant modifications to the bill before passage. Rather than making the exemption permanent, the Senate extended the current exemption for one additional year. The modified bill was enacted into law on September 7, 2000. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2002, which could have a material adverse effect on the Company's revenue and net income.

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

Note 4 - Common Stock

On July 5, 2000, the Company announced its intention to repurchase up to 15% of its outstanding shares, or up to 1.1 million shares. The Company repurchases these shares from time to time in open market and private transactions depend-ing on price and availability. As of September 30, 2000, the Company repurchased 85,000 shares at an average cost per share of $1.48.

Note 5  Business Segments

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

Management uses more than one measure to evaluate segment performance. How-ever, the dominant measurements are consistent with the Company's consoli-dated financial statements, which present revenue from external customers and operating income for each segment.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


HemaCare's operations include blood management programs ("Blood Management Programs" or "BMPs") and regional sales of blood products ("Blood Products") and blood services ("Blood Services").

A Blood Management Program allows a hospital to outsource all or a portion of its blood procurement and donor center management operations and other blood related activities.

Blood Products include apheresis platelets and whole blood components such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection, interoperative autologous transfusion and donor testing.

In February 2000, the Company commenced a Blood Management Program with
Long Beach Memorial Medical Center ("LBMMC") and in May 2000 opened a
Blood Management Program with Presbyterian Intercommunity Hospital
("PIH"). The Company now operates eight blood management programs. In addition to these new programs opened in year 2000, the Company operates programs at the University of Southern California ("USC"), the University of California at Irvine ("UCI"), Dartmouth-Hitchcock Medical Center ("DHMC"), Maine Medical Center ("MMC"), St. Vincent Hospital ("St. Vincent") and University of North Carolina ("UNC").

All comparisons within the following discussions are to the comparable periods of the previous year.

Three-months ended September 30, 2000 compared to the three-months ended September 30, 1999

Revenues and Gross Profit Overview
----------------------------------

Revenue for the three-months ended September 30, 2000 was $5,377,000 compared to $4,832,000 for the three-months ended September 30, 1999.
The increase of $545,000 (11%) was primarily due to the expansion of the California based BMPs and more Blood Product sales partially offset by lower Blood Service revenue. Gross profit as a percentage of revenue declined from 22% in 1999 to 21% in 2000. The decrease in profit margins reflects higher costs associated with Blood Products and continuing price competition, partially offset by increased margins on Blood Services.

Blood Management Programs
-------------------------

Revenues for the three-months ended September 30, 2000 were $2,404,000 compared to $2,032,000 for the three-months ended September 30, 1999. The increase of $372,000 (18%) was primarily attributed to the addition of two new California based BMPs. The LBMMC BMP opened in February 2000 and the PIH BMP opened in May 2000. Revenues at the Company's existing BMPs were consistent with the same period in the prior year.

The gross profit from BMPs for the three months ended September 30, 2000, was $365,000 compared to $307,000 in the same period. The gross profit margin for both periods was 15%. The gross profit increase of $58,000 represents improved margins at existing BMPs offset by certain start-up losses at PIH. The PIH losses reflect an investment to develop a larger donor base. All other BMPs remain profitable.

Blood Products
--------------

Revenue for the three-months ended September 30, 2000, was $1,341,000 compared to $1,006,000 for the three-months ended September 30, 1999. The increase of $335,000 (33%) reflects additional platelet sales to new customers offset by a lower price per unit. Price competition (primarily from the American Red Cross) remains intense.

The gross profit percentage was 19% for the three months ended September 30, 2000, compared to 26% during the three months ended September
30, 1999. The decrease reflects lower pricing per unit due to the above described price competition. The Company recently adopted new standards governing platelet donations. These new standards result in better product consistency but reduce the average number of saleable products obtained per donation. Additionally, the Company experienced a greater number of product expirations during the quarter ended September 30, 2000, compared to the same period in the prior year.

Blood Services
--------------

Blood services revenue for the three-months ended September 30, 2000, was $1,632,000 compared to $1,794,000 for the three-months ended September 30, 1999. The decrease of $162,000 (9%) reflects a decrease in demand for therapeutic apheresis services in New England. Competition with other therapeutic apheresis providers in this region intensified during the quarter. The Company often provides albumin, a plasma replacement fluid, used in therapeutic procedures. The Company's cost of albumin and the price the Company charges its customers decreased in the three-months ended September 30, 2000, compared to the same period in 1999. Revenues from other regions were consistent with the prior year.

The gross profit from Blood Services was 32% for the three-months ended September 30, 2000, compared to 27% in the same period of 1999.
The improvement in gross profit margin percentage is a result of better cost controls and efficiencies and the changes in the mix of sales from various regions. The cost controls and efficiencies resulted from better labor utilization thereby reducing overtime and associated payroll expenses.

General and administrative expenses
-----------------------------------

General and administrative expenses were $819,000 for the three-months ended September 30, 2000 compared to $771,000 for the three months ended September 30, 1999. The increase of $48,000 (6%) reflects additional expenses in connection with the Company's sponorship of the California legislative initiative (AB2714) (See Liquidity and Capital Resources) and increased marketing efforts.

Comparison of the Nine-Months Ended September 30, 2000 to the Nine-Months Ended September 30, 1999

Revenue and gross profit overview
---------------------------------
Revenues for the nine-months ended September 30, 2000, were $15,722,000 compared to $14,279,000 during the three-months ended September 30, 1999. The increase of $1,443,000 (10%) was primarily due to expansion of the California based BMPs and greater sales of blood products partially offset by a decline in the demand for blood services. Gross profit as a percentage of revenue was 23% for the nine-months ended September 30, 2000, compared to 20% in the same period in the prior year. The increase reflects continued improvement in the BMPs and blood services partially offset by higher cost of sales in blood products.

Blood Management Programs
-------------------------

Revenues for the nine-months ended September 30, 2000, were $6,999,000 compared to $5,605,000 during the nine-months ended September 30, 1999. The increase of $1,394,000 (25%) was primarily due to the expansion of the California based BMPs. The LBMMC BMP opened in February 2000 and the PIH BMP opened in May 2000. Additionally, revenues for the nine-months ended September 30, 2000, includes nine months of revenue from the UCI BMP. This BMP opened in June 1999. Revenue from the Company's other BMPs was consistent with the same period in the prior year.

The gross profit margin from BMP was 17% for the nine-months ended September 30, 2000 compared to 12% in the same period of 1999. The increase reflects increased product collections and operating efficiencies and changes in the mix of products and services provided to BMP customers. All of the Company's BMPs were profitable except the PIH BMP that incurred certain start-up expenses.

Blood Products
--------------

Blood products revenue for the nine-months ended September 30, 2000, was $3,660,000 compared to $3,195,000 for the nine-months ended
September 30, 1999. The increase of $465,000 (15%) reflects additional sales to new customers offset by a lower price per unit.
Price competition (primarily from the American Red Cross) remains intense.

The gross profit margin from blood products was 22% for the nine-months ended September 30,2000 compared to 28% in the same period in the prior year. The decrease reflects lower prices per unit due to the above described price competition. During the nine-months ended September
30, 2000, the Company adopted new standards governing platelet donations. These new standards result in better product consistency but reduce the average number of saleable products obtained per donation. This difference in donor yield negatively impacted the gross profit for the nine-months ended September 30, 2000.

Blood Services
--------------

Blood services revenue for the nine-months ended September 30, 2000, was $5,063,000 compared to $5,479,000 for the nine-months ended September 30, 1999. The decrease of $416,000 (8%) was primarily due to a decrease in demand for therapeutic apheresis procedures in New England partially offset by an increase in demand for services in New York. Additionally, the Company's cost of albumin and the price the Company charges its customers, decreased in the nine-months ended September 30, 2000. Demand for services in other regions was consistent between periods.

The gross margin from blood services was 32% for the nine-months ended September 30, 2000, compared to 24% in the same period last year. The improvement in gross profit margin percentage is a result of better cost controls and efficiencies and the changes in the mix of sales from various regions. The cost controls and efficiencies resulted from better labor utilization thereby reducing overtime and associated payroll
expenses.   Profit margins tend to be less in New England than in other regions. Therefore, while the reduction in demand for blood services in New England reduces the Company's overall gross profit dollars, it also increases the Company's gross profit margin. Additionally, the Company has emphasized better personnel utilization thereby reducing overtime, especially in the New York region.

General and administrative expenses
-----------------------------------

General and administrative expenses were $2,621,000 for the nine-months ended September 30, 2000, compared to $2,244,000 for the nine-months ended September 30,1999. The increase of $377,000 (17%) reflects additional expenses incurred in connection with the Company's sponsorship of the California legislative initiative (AB2714) (See Liquidity and Capital Resources) and expanded marketing efforts.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000, the Company had cash and cash equivalents and marketable securities of $2,381,000 and working capital of $4,321,000. During the second quarter of 2000, the Company paid off its term note payable with a remaining balance of $457,000 using its cash and marketable securities. Since the interest rate on the term note payable exceeded the average interest rate of the Company's marketable securities, paying off the note should reduce future net interest expense.

The Company has two lines of credit with a commercial bank. The first line of credit is a working capital line with an availability equal to the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (9.75%
as of September 30, 2000). The second line of credit provides $350,000 for equipment purchases. On an annual basis, the Company may convert its equipment purchases into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the Bank's internal cost of funds plus 3% (9.5% as of September 30, 2000). These lines of credit are secured by substantially all of the Company's unencumbered assets and require the Company to maintain certain financial covenants. As of September 30, 2000, the Company was in compliance with these covenants and there were no borrowings on these lines. These lines of credit mature on December 15, 2001.

During the second quarter of 2000, the Company experienced an increase in its accounts receivable balances as certain customers delayed payments. As of December 31, 1999, accounts receivable were collected in an average of 59 days. As of June 30, 2000, accounts receivable were collected in an average of 71 days. In response to the slowdown in collections the Company instituted certain procedures. These procedures include requiring stricter adherence to the Company's credit terms; lowering the credit limits to slow paying customers and more frequent customer contact. As a result of these efforts days sales outstanding was reduced during the third quarter 2000, to 65 days.
The Company will continue its adherence to these new procedures.

In July 2000, the Company announced its intention to repurchase up to 15% of its outstanding common stock, or up to 1.1 million shares. Purchases are made in the open market or in private transactions depending on price and availability. The Company is funding the purchases from its cash and cash equivalents and marketable securities along with profits generated in the normal course of business. As of September 30, 2000, the Company repurchased 85,000 shares at an average price of $1.48 per share.

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. The intent of this bill was to make permanent the provision of California law allowing payment of apheresis platelet donors. AB 2714 was overwhelmingly passed by the State Assembly and was submitted to the State Senate. The State Senate required significant modifications to the bill before passage. Rather than making the exemption permanent, the Senate extended the current exemption for one additional year. The modified bill was enacted into law on September 7, 2000. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2002, which could have a material adverse effect on the Company's revenue and net income.

Year 2000 Disclosure
---------------------

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

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" from liability for forward-looking statements. Certain information included in the Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange
Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the effects of discontinued operations, the effect of state and Federal regulation and demand for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the Company's ability to use paid apheresis platelet donors in California beyond December 31, 2002, the ability of the Company to expand its operations, to obtain additional financing, to repay existing debt, to retain existing customers and obtain new customers and to comply with the covenants under its bank line of credit. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding paragraphs of this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form
10-K for the year ended December 31, 1999.

                               PART II.  OTHER INFORMATION


Item 1.	  Legal Proceedings

          See disclosure in Form 10-K for the year ended December 31, 1999.

Item 2.	  Changes in Securities and Use of Proceeds - None

Item 3.	  Defaults Upon Senior Securities  None

Item 4.	  Submission of Matters to a Vote of Security Holders - None

Item 5.	  Other Information - None

Item 6.	  Exhibits and Reports on Form 8-K

	  a.	Exhibits

                10 Employment agreement between the Registrant and William D. Nicely dated June 1, 2000

                11  Net Income per Common and Common Equivalent Share

		27  Financial Data Schedule for the Quarter Ended September
                    30, 2000

          b.	The Company did not file any reports on Form 8-K during
                the three months ended September 30, 2000.


                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date   November 14, 2000                      HEMACARE CORPORATION
       --------------------               ------------------------------
                                                  (Registrant)

                                           /s/ David E. Fractor
                                          ------------------------------
                                          David E. Fractor, Chief
                                          Financial Officer
                                          (Duly authorized officer and
                                          principal financial and
                                          accounting officer)

14