Form 10-K405
period 2000-12-31
HEMACARE CORP /CA/
filed 2001-04-02
CIK 801748

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K



(Mark one)

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  ___________ to _____________

                        Commission file number 0-15223

                             HEMACARE CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

           California                            95-3280412
-----------------------------                  -------------------
(State or other jurisdiction of               (I.R.S. Employer I.D.
incorporation or organization)                 Number: 95-3280412)

4954 Van Nuys Boulevard
Sherman Oaks, California                              91403
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

As of March 27, 2001, 7,468,827 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on that date (based upon the closing price of the Common Stock as reported by the OTC Bulletin Board) was approximately, $8,210,072.

Portions of the registrant's definitive Proxy Statement for its June 13, 2001 Annual Meeting of Shareholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III. Such proxy shall be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2000.

=============================================================================

                               TABLE OF CONTENTS

                                                                     Page
                                                                    Number
                                                                    ------
PART I.

Item 1.	Business
            -  General............................................    1
            -  Our Lines of Business..............................    1
            -  Our Business Growth Strategies.....................    2
            -  Blood Products Operations..........................    3
               - Facts about Blood................................    3
               - Blood Collections and Component Utilization in
                 the United States................................    4
               - Apheresis Blood Component Collection.............    5
               - Apheresis Single Donor Platelets.................    6
               - Platelet Collections and Transfusions in the U.S.    7
               - The U.S. Blood Industry - U.S. Blood Centers.....    7
               - Blood Economics..................................    8
               - Universal Leukoreduction.........................   10
               - Recruiting Blood Donors - Volunteer Donor
                 Programs.........................................   10
                 - Whole Blood Collection Programs................   10
                 - Apheresis Platelet Donor Programs..............   11
               - Recruiting Blood Donors - Compensated Apheresis
                 Donor Program....................................   12
                 - History........................................   12
                 - Our Paid Platelet Donor Operations in Southern
                   California.....................................   13
                   - Program Design and Safety Record.............   13
                   - Program Cost Effectiveness...................   14
                   - California Legislative Authorization.........   14
             -  Our Blood Management Programs.....................   15
                - Dartmouth-Hitchcock Medical Center..............   16
                - Long Beach Memorial Medical Center..............   16
                - Presbyterian Intercommunity Hospital............   16
                - St. Vincent Hospital at Worcester Medical
                  Center..........................................   17
                - University of California, Irvine Medical Center.   18
                - University of  North Carolina...................   18
                - University of Southern California...............   18
                - Children's Memorial Hospital of Chicago.........   18
                - Other Smaller BMP Operations....................   19
             - Our Regional Blood Product Operations..............   19
                - Los Angeles, CA.................................   19
                - Portland, ME....................................   19
             - Regional Blood Services Operations.................   20
               - General..........................................   20
               - Therapeutic Apheresis - Description..............   20
               - Plasma Exchange and Cell Depletion...............   20
               - Immunoadsorption.................................   21
               - Stem Cell Collection.............................   21
               - Photopheresis....................................   21
               - Discontinued Operations..........................   21
             - Sales to Major Customers...........................   22
             - Competition........................................   22
               - General..........................................   22
               - Blood Products and BMPS..........................   22
               - Therapeutic Services.............................   23
               - Litigation with the Blood Services Unit of the
                 American Red Cross...............................   23
             - Marketing..........................................   23
             - Human Resources....................................   23
             - Supplies...........................................   24
             - Government Regulation and Blood Safety.............   24
             - Blood Products and Blood Management Program
               Operations.........................................   24
             - Laboratory Operations..............................   25
             - Sherman Oaks Paid Apheresis Platelet Donor Program.   26
             - Other Matters......................................   26
             - Professional and Product Liability Insurance.......   26
             - Glossary...........................................   26
             - Risk Factors.......................................   27
             Item 2.  Properties..................................   28
             Item 3.  Legal Proceedings...........................   29
                - Litigation with the Blood Services Unit of the
                  American Red Cross..............................   29
             Item 4.  Submission of Matters to a Vote of Security
             Holder...............................................   29

                                     PART II

             Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters.........................   29
             Item 6.  Selected Financial Data.....................   30
             Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......   31
             Item 8.  Financial Statements and Supplementary Data.   36
             Item 9.  Changes and Disagreements with Accountants
              on Accounting and Financial Disclosures.............   36

                                     PART III

             Item 10.  Directors and Executive Officers of the
               Registrant.........................................   36
             Item 11.  Executive Compensation.....................   36
             Item 12.  Security Ownership of Certain Beneficial
              Owners and Management...............................   36
             Item 13.  Certain Relationships and Related
              Transactions........................................   37

                                     PART IV

             Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 10-K.............................  37
             Index to Consolidated Financial Statements and
              Schedules............................................  F-1


                                PART I
Item 1.  Business.

General
-------

HemaCare Corporation collects, processes and distributes blood products to hospitals in the United States. Additionally, we provide blood related services("therapeutic apheresis" or "TA"), on a mobile basis, to patients with a variety of disorders. Therapeutic apheresis is usually provided in the hospital setting under contractual arrangements with the hospital as an outside purchased service.

We have provided blood products and therapeutic services in Southern California since 1979. In 1998, we expanded our operations to eleven states in the eastern United States. We market our products and services as HemaCare Corporation ("HemaCare") in California and Coral Blood Services, Inc. ("Coral") in other states. Coral is a wholly owned subsidiary of HemaCare.

In the United States most blood is provided by the private sector rather than government agencies. Approximately 94 privately organized blood centers, generally operating in limited geographic regions usually as a regional monopoly, supply hospitals with more than 90% of their blood requirements. The remaining blood supply is collected by hospitals themselves. Although blood centers are generally organized as not-for-profit, tax-exempt organizations, all are operated as businesses and all charge fees for blood products. These fees, or blood product sales prices, are set at levels designed to recover the costs of blood center operations.

We believe we are the only investor owned and taxable organization operating as a blood supplier with significant operations in the U.S.

Our blood products and related services supplement those offered by regional blood centers. Our programs specialize in selected blood components and generally charge hospitals fees for blood products that are competitive with or lower than those charged by regional blood centers. Additionally, our programs offer hospitals a level of service and terms of sale that are superior to those offered by most blood centers.

In recent years most areas of the U.S. have consistently experienced blood product shortages. We believe our services offer hospitals an effective tool to address these shortages and present a significant opportunity for growth of the Company and expansion of our activities throughout the United States.

Product safety is of paramount concern when dealing with blood. The U.S. Food and Drug Administration ("FDA") is the agency principally responsible for regulation of the blood product industry in the U.S.
All of our blood product operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel.
Additionally, our operations are licensed, regulated, and inspected by various state agencies. We consider our regulatory record and our relationships with the FDA and the various state regulatory agencies to be good.

The American Association of Blood Banks ("AABB") is the blood industry sponsored organization charged with maintaining and improving science, safety, quality and education relating to blood. We are an AABB institutional member and our operations are accredited by the AABB.

The Joint Commission for Accreditation of Healthcare Organizations ("JCAHO") is the private sector accreditation organization for hospitals and medical centers. Our hospital based blood product programs and our therapeutic operations are operated in a manner to assure accreditation of these activities in hospitals that contract with us for services.

Our Lines of Business
---------------------

We essentially have three lines of business or modes of operation: 1) regional blood product operations; 2) regional therapeutic services;
and 3) blood management programs or BMPs. We operate regional programs for both products and therapeutic services in Southern California and Portland, Maine. We operate regional programs for therapeutic services in Greater New York and Connecticut. We operate BMPs in Southern California, Massachusetts, New Hampshire and North Carolina. Recently we have been engaged to begin a new BMP program in Chicago involving both blood products and therapeutic services, which is scheduled to begin operations in June 2001.

Our regional blood product operations collect and distribute blood products to all hospitals in a region with which we can establish customer relationships. These operations seek to compete directly with local blood centers by offering better product prices and customer service. While we provide most types of blood products, our operations specialize in the collection of single donor platelets, a blood component that stops bleeding and is in chronic short supply in the United States. Generally, we can provide a client hospital with all of its single donor platelet needs and significant portions of its needs for other blood products.

Our regional therapeutic apheresis operations provide hospitals in a regional area with specially trained nurses and specialized equipment on a mobile basis to treat patients with a variety of health disorders. Since the number of patients requiring these treatments is relatively small, most hospitals find that using a mobile specialty provider like us for these services is more effective from both a clinical and cost perspective than maintaining an in-hospital capability.

Our BMP programs provide some or all of needed blood products and therapeutic services under a multiyear contractual arrangement with a single hospital. These programs involve taking over an existing hospital based program under an outsourcing agreement or starting a new hospital based blood collection program. Usually we use space on the hospital's campus to operate a blood collection center. Additionally, we develop a donor-recruiting program that capitalizes on the hospital's community reputation in attracting blood donors to the donor center and arranging blood collection drives at various locations in the community.

Our blood management programs benefit hospital clients in several ways:

- The hospital has a dedicated blood supplier that supplements the local regional blood center and generally offers greater reliability for product deliveries and service than can be obtained from a regional blood center that often must ration scarce blood supplies.

- The hospital realizes an overall reduction in blood procurement costs and better inventory management to prevent costly blood product outdates.

- The hospital's regulatory responsibilities for blood are transferred to an organization that is expert in FDA compliance.

- Our on campus donor room programs perform autologous (blood self-donation by a patient usually before surgery) and directed blood collections for patients' friends and families in a convenient location without additional costs to the patient or other donors.

- Our community blood drives complement the hospital's public and community relations programs by increasing the visibility of the hospital and the importance of its mission in the local community.

-  If the hospital selects us as a therapeutic services provider
   (and all BMPs we have established to date have), the hospital gains access to nurses and physicians with significant expertise in addition to cost savings in providing these services.

- If the hospital and its medical staff are involved in research projects relating to blood, our technical staff assist in these efforts.

Our Business Growth Strategy
----------------------------

- Our national expansion strategy is to establish new blood management programs with major hospitals in markets where we do not have a local presence. We believe we can accomplish this by capitalizing on our existing client base, our record for cost effectiveness and our record for safety and quality.

- After meeting our primary client hospital program objectives in each of these new markets, we intend to expand our business by offering blood products and/or additional blood management programs to other hospitals in these new geographic areas.

- In each new market where we gain a local presence, we can generally leverage that presence by immediately offering our mobile therapeutic apheresis services to other hospitals and physicians in the area.

- We also believe we can increase utilization of TA services in all our markets by conducting educational seminars for physicians to inform them of the benefits of TA relative to other modes of patient treatment. Our experience suggests that such educational efforts result in increases of TA applications in medically appropriate circumstances.

We believe our business growth strategy will be successful since our programs directly address three major areas of concern to hospitals:
1) adequacy of blood supplies and 2) the cost of such blood supplies and 3) regulatory compliance. All of our blood management programs directly address the problem of increasing the blood supply by capitalizing on the connection of the client hospital (and its patients needing blood transfusions) to the local community.
Our blood product programs are generally capable of providing blood products to hospitals at lower costs than regional blood centers.

Additionally, we believe that our mobile TA programs will grow significantly as a result of our expanded national presence.
Our mobile programs provide services at a hospital only when patients in need of TA services are being treated. Therefore, they represent a high quality, cost-effective solution to providing this service to most hospitals in the U.S.

However, there is no assurance that our national growth strategy will be successful. In particular, we compete with major blood centers (in particular, the American Red Cross) that have significantly greater financial resources and organizational depth than the Company. Further such organizations have, in many instances, established a history of close relationships with their hospital clients through both formal and informal working arrangements that may preclude our cost-effective programs from being acceptable to hospitals.

Blood Products Operations
-------------------------

Facts About Blood

Most adults have about 10 units (1 unit = 1 pint) of blood in their bodies. Blood consists of both cellular and liquid components. The cellular portion, which constitutes approximately 45% of blood volume, is composed of red blood cells, white blood cells and platelets. The liquid portion, which constitutes the remaining 55% of blood volume, is composed of plasma and soluble proteins.

The practice of modern medicine depends on the availability of a safe and adequate blood supply and upon the capability of treating a medical deficiency in one or more blood components by transfusion. A summary of major blood components and their therapeutic applications follows:


Component        Shelf Life                   Function and Medical Applications
---------------  ----------      ----------------------------------------------------

Red Blood Cells  42 days         Carries oxygen to the body's tissues.  Transfused to
                                 replace losses due to surgery or trauma.

Platelets        5 days          Facilitates blood clotting and vascular integrity.
                                 Transfused to replace platelets lost in massive bleeding
                                 or inactivated in aggressive cancer treatments.  Due to
                                 small volume of platelets in the average person's blood
                                 stream, between 6 and 10 units of platelets collected
                                 from whole blood are pooled to generate a therapeutic
                                 dosage for transfusion.

Plasma           Frozen:         Liquid portion of blood.  Transports red blood cells and other
                 1 to 5          cellular components and contains several factors useful in
                 years           treating diseases. Transfused to replace fluid losses and treat
                 Thawed:         specific disease applications. Most often plasma is sold
                 24 hours        to fractionators that manufacture it into products used to treat many disease.

Cryoprecipitate  Frozen:         Treatment of Hemophilia, Factor VIII deficiency, and
                 1 year          von Willebrand's disease, fibrinogen.

White Blood
Cells            N\A             Produced by the body's immune system to fight infection and disease.  Most often discarded and not transfused.
                                 Transfusion of white blood cells or leukocytes can result in adverse reactions in patients with impaired immune systems.


Most blood product collections consist of single units of whole blood. The actual collection process is simple and completely safe for the donor. Typically, a donation takes about 30-40 minutes consisting of a pre-donation screening interview to review the donor's health status and eligibility to donate, an 8-10 minute collection process and a short rest period after donation.

After collection, whole blood units are generally processed in a laboratory, separated into the various components, tested and then distributed to hospitals for transfusion.

While significant research efforts have been made to develop artificial or synthetic substitutes for human blood component transfusions, such efforts offer no near term solution to the transfusion needs of most patients.

Blood Collections and Component Utilization in the United States
----------------------------------------------------------------

The National Blood Resource Data Bank ("NBRDB"), an affiliate of the AABB, published a study compiling blood collections and transfusions in the United States in 1997 and comparing such data to a similar study in 1994. The data included in that study is summarized below:

Blood Product Collections and Transfusions in the United States in 1997
(000s)

                       Blood
                      Centers   Hospitals   Total Supply    1994 Totals    Change 94-97
                      -------   ---------   ------------    -----------    ------------

Whole Blood
Collections:

  Allogenic           11,031       710      11,741          12,067         ( 3%)
  Autologous/
   Directed              518       329         847           1,345         (37%)
    Total Whole
     Blood            11,549     1,039      12,588          13,412         ( 6%)


Whole Blood and
 Red Blood Cell
 Transfusions:

  Allogenic                                 11,018          10,300           7%
  Autologous\
   Directed                                    501             587         (15%)
    Total Whole
     Blood and Red
     Blood Cells                            11,519          10,888           6%

Transfusions of
 Other Components
 Derived From
 Whole Blood:

 Platelet Concen-
  trates (pooled
  platelets)                                 3,396           3,582          (5.2%)

  Fresh Frozen
   Plasma                                    3,320           2,621          14.4%
    Cryoprecipate                              816             713          13.2%


The NBDRB is in the process of completing a compilation of U.S. blood collections and utilization for 1999. Preliminary data from the 1999 study indicate that U.S. blood product transfusions continue to increase significantly, most significantly red blood cell transfusions are increasing at annual rates approaching 4% annually.

The apparent excess of red blood cell collections over transfusions depicted in the table above for 1997 actually depicts a very tight supply \ demand situation bordering on a supply crisis. Human blood comes in types (A, B, AB, and O) and each of these types have either positive or negative RH factors. Other than blood type O-, which is the blood type of about 7% of the population and can be transfused to anyone, there are significant limitations on the types of blood that can be safely transfused to a patient in need.

New medical treatments, the aging of the U.S. population and population growth all are contributing to significant increases in the number of blood component transfusions. However, the percentage of the U.S. population that donates blood is decreasing. As a result, in recent years most areas of the U.S. have experienced blood shortages. These shortages result in blood supplies being rationed and cause hospitals to postpone or cancel procedures requiring transfusions.

Apheresis Blood Component Collections
-------------------------------------

Modern blood collection technology (the "apheresis process") permits the separation of various blood components during the actual donation process. These automated technologies separate blood into its various components through the use of centrifugal force and filters at the donation site. They permit the collection of only the desired component of a donor's blood and return the other components to the donor's blood stream.

HemaCare was founded as a company that specializes in the apheresis process. Our blood product operations specialize in the collection and distribution of apheresis platelets. While we do provide pooled platelets (which are manufactured components derived from six to ten whole blood donations) to one of our BMP clients at the request of its medical staff, we do not market pooled platelets. Our focus on single donor platelets contrasts sharply with other blood centers in the U.S., which generally produce and distribute both platelet derived from whole blood (pooled platelets) and single donor platelets.

Apheresis technology has been widely used to collect plasma for more than 40 years. Apheresis technology has been used to collect platelets for more than 20 years. Apheresis technology to collect two units of red blood cells from a single donation was licensed by the FDA in 1998. Apheresis technology can also be used to collect therapeutic doses of two or more selected components from the same donation.

Apheresis blood component collection is considerably more complex than whole blood collection and involves materially longer donation times. The differences are summarized as follows:


Component Collected       Procedure Time           Insertion Device(s)
-------------------       --------------        -------------------------
Whole blood               8-10 minutes          Single arm, single needle
Red Blood Cells           35-45 minutes         Single arm, single needle
Plasma - Apheresis        35-45 minutes         Single arm, single needle
Platelets - Apheresis     60-150 minutes        Two arms, two needles or
                                                single arm, single needle

The human body replaces lost or donated blood components at different rates, in particular the human body replaces red blood cells at much slower rates than either plasma or platelets. To protect the health of blood donors the AABB and the FDA have established guidelines that govern how often blood components can be collected from the same individual. These guidelines are summarized below:


Blood Component              Minimum Donation Interval \ Maximum
                                  Number of Collections
------------------           ------------------------------------
Whole Blood                  8 weeks (56 days)

Red Blood Cells (apheresis
 collection-two units)       16 weeks (112 days)

Plasma (apheresis
 collection)                 48 hours \ twice a week

Platelets (apheresis
 collection)                 48 hours \ twice a week \ 24 times a year


The automated apheresis collection process is considerably more expensive than whole blood collection and processing. Apheresis equipment is costly and requires a specialized kit (collection software) for each donation. Additionally, the longer donation times involve increased labor costs. Finally, recruiting donors for the longer donation periods is considerably more difficult than recruiting whole blood donors.

Apheresis or Single Donor Platelets
-----------------------------------

A single apheresis platelet donation can yield between one and three therapeutic transfusion dosages, depending on the platelet content of a donor's blood. The use of platelets derived from whole blood to achieve the same therapeutic effect would require combining or pooling the platelets obtained from between 6 and 30 individual whole blood donations of different donors.

Every transfusion involves certain risks to the patient. These risks include a slight chance of infectious disease transmission and the chance that the patient will have an adverse reaction to the transfused material. The lower number of donors involved with a transfusion of apheresis or single donor platelets materially reduces these risks.

Additionally, patients receiving multiple platelet transfusions from different donors often become refractory or resistant to the therapeutic effect of the transfusions. Utilization of single donor platelets reduces the instances of patient refractory reactions.

As a result of the health benefits associated with single donor platelets they are generally preferred by physicians over transfusions of pooled platelets derived from whole blood, particularly in the case of patients receiving multiple transfusions. However, U.S. hospitals continue to use significant numbers of pooled platelets to meet transfusion needs.

We believe that are there two principal reasons for this:

First and most importantly is the extended time involved in the actual process of apheresis platelet donation. Most potential donors are discouraged by the prospect of having multiple needles in their arms and lying still for donation periods that range as long as 2 1/2 hours. Most employers and schools where blood drives are conducted and volunteer donors are recruited are unwilling to support extended time off the job or out of class that apheresis platelet donation involves.

The second reason is economic. Because pooled platelets are a byproduct of whole blood, they can be produced readily and at little cost by any blood center with significant whole blood collections. Thus the revenue generated by blood centers from sales of pooled platelets represents a significant source of operating profits that can be easily obtained without additional recruiting efforts or increased cost of equipment and supplies. This source of operating income is lost if single donor platelets are utilized.

Many blood centers therefore encourage hospitals to use pooled platelets and minimize use of single donor platelets through their product pricing strategies. These strategies employ premium prices for single donor platelets (relative to their costs of production) while offering relative bargain prices for pooled platelets.

In several areas of the U.S., these pricing strategies have resulted in hospital transfusion practices that heavily utilize pooled platelets and rarely use single donor platelets on the basis of the hospitals' cost \ benefit considerations. However these hospital made cost \ benefit decisions are heavily influenced by the pricing practices of blood centers.

The following table summarizes platelet collections and utilization data compiled by the NBDRC. Each single donor platelet unit has been converted to six effective units in order to compare the utilization of single donor and pooled platelets.

Platelet Collections and Transfusions in the U.S.
-----------------------------------------------


                                    1997                     1994            Change
                             --------------------    --------------------   ---------
                             Units (000s)     %      Units (000s)     %     1994-1997
                             -------------  -----    -------------  -----   ---------

    Collections
Single Donor Platelets          981                     820                   20%
Equivalency Factor               6x                      6x
Single Donor (effective
 units)                       5,886          54%      4,920           46%      20%
Pooled Platelets              4,991          46%      5,741           54%     (13%)
Total Platelets
 Available                   10,877         100%     10,661          100%      2%

    Transfusions
Single Donor (effective
 units)                       5,640          62%      4,284           54%      32%
Pooled Platelets              3,396          38%      3,582           46%      (5%)
Total Platelet
 Transfusions                 9,036         100%      7,866          100%      15%


Platelet utilization is significantly affected by aggressive cancer therapies that inactivate platelets and pose risks of causing internal bleeding. Platelet utilization has increased significantly faster than the utilization of other blood products for many years and medical trends indicate this pattern may continue.

Our blood product operations specialize in the collection and distribution of apheresis platelets. While we do provide pooled platelets to one of our BMP clients at the request of its medical staff, we do not market pooled platelets. Our focus on single donor platelets contrasts sharply with other blood centers in the U.S., which generally produce and distribute both platelets derived from whole blood (pooled platelets) and single donor platelets.

The U.S. Blood Industry -- U.S. Blood Centers
-----------------------------------------

In the United States more than 90% of whole blood products and 85% of single donor platelets are collected by privately organized blood centers. The remainder is collected by the hospitals directly.

A summary of collections by the fifteen largest U.S. blood centers, as published by the AABB, in 1999 follows:


                                                         Percentage of
                                                         Total U.S. Blood
                                   States of            Center Collections
 Organization                      Operation                 in 1998
---------------------         --------------------      -----------------
American National Red Cross   National                        48.0%
United Blood Services
(Blood Systems, Inc.)         12 States                        5.9%
New York Blood Center         New York, New Jersey             2.9%
Gulf Coast Regional
 Blood Bank                   Texas                            1.8%
Central Florida Blood Bank    Florida                          1.5%
Carter BloodCare              Texas                            1.5%
Puget Sound Blood Center      Washington                       1.4%
LifeSource Blood Services     Illinois                         1.4%
Florida Blood Services        Florida                          1.4%
Community Blood Centers
 of South Florida, Inc.       Florida                          1.3%
Oklahoma Blood Institute      Okalahoma                        1.2%
Central Blood Bank            Pennsylvania                     1.1%
Blood Center of Southeastern
 Wisconsin                    Wisconsin                        1.1%
Sacramento Blood Center       California                       1.1%
Central Indiana Blood Center  Indiana                          1.1%
Other Regional Blood Centers
 (79 centers each
 representing 1% or less of
 total collections)                                           27.0%



Other than the American Red Cross (ARC), which operates nationally, most U.S. blood centers operate in limited geographic regions of the U.S. Often a single blood center (either the ARC or another blood center) is the only practical source of blood products to hospitals in a particular city or county.

Most blood centers in the U.S. are focused on collections of whole blood products and distribution of red blood cells, pooled platelets and plasma products that can be manufactured from whole blood collections. HemaCare's operations, in contrast, have historically focused on collections of single donor platelets. We estimate that our total blood product collections rank the company as the 46th largest blood producer in the U.S. However, if ranked on the basis of single donor platelet collections, we would rank 4th behind the ARC, United Blood Services and the New York Blood Center.

A Summary of our blood product collections for the last three years follows:

                             2000          1999          1998
                          ----------    ----------    ----------
California
  Single donor platelets  15,700        10,900         8,900
  Whole blood collections 14,100         3,200         3,000
                          -------       -------       -------
                          29,800        14,100        11,900

Eastern United States
  Single donor platelets   7,200         6,800         1,100
  Whole blood collections  2,500         2,300           400
                          -------       -------       -------
                           9,700         9,100         1,500
                          -------       -------       -------

Total collections         39,500        23,200        13,400
                          =======       =======       =======

Blood Economics
---------------

Most U.S. blood centers are organized as not-for-profit, tax-exempt entities. However, all blood centers finance their activities by charging fees to hospitals for the products they utilize. These fees are generally set at levels designed to enable the blood center to recover its overall costs of operation based on its business plans, capital needs, market position, expected blood product collections, and blood component demand.

The costs of collecting, processing and testing blood have risen significantly in recent years. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors.

Generally, blood product prices (particularly prices of red blood cells) have not kept pace with blood center cost increases. As a result, many U.S. blood centers have suffered losses in the last few years and the industry has appealed to the Health Care Financing Administration (HCFA) and others for price adjustments.

In 2000 HCFA implemented a prospective pricing payment system to reimburse hospitals for outpatient services. HCFA established reimbursement rates for hospital transfusion procedures and separate rates for blood products transfused to patients in an outpatient setting. The blood product reimbursement rates established by HCFA were based on blood prices of major blood centers, particularly the ARC, as they were reported to HCFA.

The national reimbursement rates are adjusted for variations in wage and cost of living indices in different parts of the U.S. A summary of the selected blood product reimbursement rates in different geographic as established by HCFA for 2001 is presented below:


                    National                                   Portland
Blood Product          Rate     Los Angeles  New York  Chicago    (ME)
-----------------   --------   -----------  --------  -------- ---------

Red Blood Cells     $101       $114         $130      $107     $100
Red Blood Cells
 (Leukoreduced)      140        157          180       148      138
Pooled Platelets      49         54           62        51       48
Pooled Platelets
 (Leukoreduced)       58         65           75        61       57
Fresh Frozen
 Plasma               82         92          105        86       81
Cryoprecipitate       35         39           44        37       34
Apheresis Platelets
 (single donor)     $481       $539         $615      $508     $473


It is important to note that the above HCFA reimbursement rates are effective only for transfusions to Medicare patients in outpatient settings. The vast majority of transfusions are performed for patients who are inpatients in hospitals. HCFA reimbursement for blood products transfused to hospital inpatients are included in the diagnosis related group (DRG) payments that are based on a patient's illness and the average costs of hospitalization for such illnesses. While the AABB and others have advocated changes to the hospital inpatient reimbursement for blood products, DRG payments to hospitals presently are unaffected by transfusions of blood products.

With the exception of red blood cells (those which are not leukoreduced), our existing prices for all blood products are significantly lower in all areas of the U.S. than the HCFA reimbursement rates reflected above and we operate profitably at these lower price levels. We believe that the reimbursement rates established by HCFA will, over time, effectively become an industry benchmark for blood product pricing and reimbursement across the U.S. Therefore, as HCFA pricing standards are adopted we believe the outlook for future growth and profitability of the Company is improved. However, there is no assurance that HCFA pricing will be widely adopted and no assurance that profits will improve as a result of HCFA's actions.

At present, blood prices in areas of the U.S. where the Company operates differ widely from the HCFA regional rates reflected above. We believe that these pricing variations result from a variety of factors unrelated to the blood center costs of operation but rather based on the competitive market position and business objectives of various blood centers, particularly the American Red Cross.

We have filed suit against the blood services unit of the ARC for anticompetitive and illegal tactics relating to blood product pricing and other terms of blood sales. Generally, our suit alleges that the ARC prices its products significantly below its costs in selected areas of the U.S. (notably California) to eliminate competitors and increase its market share. In other areas of the U.S. the ARC requires hospitals, in effect, to purchase blood products exclusively from the ARC as a condition of reasonable pricing. Our lawsuit alleges that these exclusive agreements are designed to assure that the ARC remains the dominant or only blood provider in these areas. (See Legal Proceedings.)

We believe we have a lower overall cost structure than the ARC and most regional blood centers in the U.S. despite the fact that as a for-profit, investor owned company we are subject to taxes and do not have access to tax exempt debt securities or charitable contributions to finance our operations. As a cost-effective organization, we believe that we can compete very effectively in a blood product market where prices are set fairly in relation to the costs of operation.

Universal Leukoreduction
------------------------

The blood industry has recently begun a conversion process to universally leukoreduce all cellular blood products at the time they are collected or manufactured (pre-storage leukoreduction). The leukoreduction process removes the white blood cells or leukocytes from blood and platelets before they are transfused. Leukocytes in transfused blood can cause adverse patient reactions and repeated transfusions can result in diminished transfusion effectiveness.

Historically, only portions of blood component transfusions were leukoreduced and the process was often performed in the hospital setting immediately prior to transfusion rather than at the time the blood product was collected.

The Department of Health and Human Services ("HHS") Advisory Committee on Blood Safety and Availability ("BSAC") in January 2001 recommended that universal pre-storage leukoreduction be implemented as soon as feasible. BSAC's recommendation was conditioned on an implementation process that does not diminish blood supplies and also that HHS establish adequate funding for the effort. It is expected that the FDA will soon mandate that all blood products distributed be leukoreduced.

Based on ARC pricing practices and HCFA reimbursement rate differences it is estimated that universal pre-storage leukoreduction will raise national blood center revenues for blood sales by as much as $500 million annually.

We have produced only leukoreduced apheresis platelets for several years. With the implementation of universal leukoreduction for red blood cells (and the anticipated price increases) we anticipate that whole blood collections will become a product line that will provide attractive margin. However, there can be no assurance that price increases will materialize.

Recruiting Blood Donors - Volunteer Donor Programs
--------------------------------------------------

Whole Blood Donor Collection Programs

We believe that the low participation rate in blood donation, while partially due to societal factors, is largely due to economics.
Specifically, artificially low blood prices have caused blood collection agencies to focus their efforts primarily in settings where potential donors can be accessed easily, conveniently, and economically from the standpoint of the blood center.

As a result a disproportionate amount of the U.S. blood supply is collected outside of major urban areas (in areas where labor costs are lower) and in settings where large numbers of donors at a single location improve economies of scale (high schools, very large commercial employers with significant formalized community service programs, and government agencies). Such collection practices bypass the largest portion of the U.S. population and the greatest number of potential donors.

We believe that more than adequate whole blood supplies can be collected in the U.S. if blood donation is made convenient for the donor. We believe that developing trends in blood product pricing will support expanded whole blood collection efforts in donor convenient settings that are significantly smaller than those used in recent years.

We directly approach employers, churches, and community organizations and educational institutions and request their participation in a community blood drive for a specific hospital and its patients.
Once a sponsor organization has agreed to hold a blood drive our staff (and often the staff of the sponsor) attempt to advertise and generate enthusiasm for giving blood in the potential donor group by explaining the critical need for blood and the health benefits to those needing transfusions. Additionally we offer prizes, t-shirts and other tokens of recognition for participation. Finally we follow up individually (often telephonically) with donors who donate and request their participation in additional donations at our donor sites.

In addition to our recruiting efforts, our collection staff is selected on the basis of their interpersonal skills (in addition to technical skills). A key factor to retaining donors is making the actual donation a friendly and pleasant process. Thus, a donor friendly collection staff is essential to the long-term effectiveness of initial recruiting efforts by securing repeat donations.

We believe that our donor recruiting processes are largely similar to techniques employed by other blood centers and differ only in the size of the potential donor groups targeted and the use of hospital name to contract donors rather than the blood collection organization.
We actively seek to arrange blood drives with organizations that do not meet the minimum size criteria set by other blood centers.
While we sacrifice some economies of scale conducting blood drives in this manner, we believe our overall lower cost structure enables us to conduct blood drives economically in smaller settings.

While the Company has developed what we believe are cost effective strategies to recruit volunteer blood donors, there can be no assurance that such strategies will in fact result in sufficient blood product collections to meet client hospital needs or to assure profitability.

Recruiting Blood Donors - Apheresis Platelet Donor Programs
                          (uncompensated donors)

While the apheresis technology to collect single donor platelets was perfected in the late 1970's and the vast majority of informed physicians prefer single donor platelets to pooled platelets manufactured from whole blood, it was not until 1994, more than 18 years after the apheresis technology was available, that single donor platelets constituted more than 50% of U.S. platelet transfusions. In 1997 single donor platelets constituted 54% of platelets available and 62% of platelet transfusions.

This medically preferred product is in chronic short supply.

Relative to whole blood donations, apheresis platelet donation is an arduous process. Apheresis platelet donation times range from 60-150 minutes (vs. an average 8-10 minutes for whole blood) and are most efficiently performed in a blood center with large automated collection units that are not easily transportable. Adding pre-donation interview and screening time and post-donation rest periods, an apheresis platelet donation can take approximately three and one-half hours excluding the time involved in commuting to the donor center.

Most apheresis platelet donors are recruited by blood centers from the most dedicated and committed subset of whole blood donors. On average such dedicated donors donate platelets between 4 and 6 times a year. We calculate that the U.S. apheresis platelet supply is provided by between 0.06% and 0.09% of the U.S. population.

Our programs that directly recruit apheresis platelet donors involve significant donor education efforts, mobile platelet collection drives (we believe we are one of very few blood centers that collects single donor platelets outside of the donor center environment), and tele-recruiting programs. Additionally, our programs involve providing a friendly, collegial environment for our donors while they donate, movies and other entertainment while donating, and donor appreciation events and other elements that make the donation process and participation in our programs a friendly environment that encourages repeat donations.

Our programs have been successful in recruiting sufficient apheresis platelet donors to meet our client hospital needs in Maine, New
Hampshire and North Carolina. However, our apheresis platelet donor programs focused on uncompensated apheresis donors in both New York
City and Southern California (major urban areas) have been largely unsuccessful in meeting collection goals or in meeting income objectives.

Our newest blood management program for Children's Memorial Hospital in Chicago (scheduled to begin operations in June 2001) will be a major test of the effectiveness of our volunteer apheresis platelet collection techniques in a major city environment. We believe that this program will meet its collection goals since most hospitals for children generate levels of community support much greater than that obtained by other types of hospitals or blood centers. However, there can be no assurance that the Company's efforts to recruit sufficient volunteer apheresis platelet donors in an urban area such as Chicago will be sufficient to meet the needs of the client hospital.

Recruiting Blood Donors - Compensated Apheresis Donor Program
--------------------------------------------------------------

History

Modern transfusion medicine and large-scale blood collection activities developed during World War II("WWII"). During the WWII years, and for many years thereafter, blood donation was widely viewed as a civic and patriotic responsibility by most U.S. citizens. As with many societal trends, blood donation rates have changed considerably over the years. Since WWII the percentage of the U.S. population that donates blood has dropped precipitously.

During the 1950's and 1960's many U.S. blood centers adopted practices of paying blood donors for blood donations. Because prices of blood products were low, many of these blood centers focused their recruiting efforts on segments of the population that were economically destitute and would donate blood for minimal compensation. Very often paid blood donors in these periods were recruited from populations accurately described in academic and scientific studies of the time as "derelicts".

In the U.S., and throughout the world, economically disadvantaged populations have higher rates of hepatitis and other diseases that can be transmitted through blood transfusions. Because no effective screening tests for transfusion-transmitted diseases were available or employed at the time, utilization of paid donors from economically disadvantaged or "derelict" populations resulted in disproportionate levels of hepatitis infections in transfusion recipients in the 1950's and 1960's.

As a result, in the 1970's the FDA mandated that blood products be labeled as being obtained from either a paid or volunteer (unpaid) donor. A paid donor, as defined by the FDA, is one that receives direct compensation from the blood collection agency that is or can be readily converted to cash. For example, donors who are paid by their employers for the time they spend donating or awarded other forms of incentives such as additional paid time off work are considered as unpaid volunteers under the FDA definition. Whereas, donors who receive tickets to sporting events that can be resold are considered paid.

The FDA labeling requirements resulted in the elimination of virtually all programs that paid whole blood donors in cash. This in turn significantly reduced the large scale recruiting of blood donors from economically disadvantaged populations and significantly reduced the incidence of transfusion-transmitted hepatitis.

Since the 1970's the U.S. has relied on an "all volunteer" donor pool for whole blood collections and most blood centers have adopted the philosophy that donor altruism is an essential element of blood safety. However, most blood donors who donate in employer sponsored blood drives are paid for the time they donate and employer sponsored programs that offer additional paid time off work in consideration for blood donations are a very effective donor recruiting tool used widely in the U.S. Additionally, many other forms of incentives, not involving the direct payment of cash, are utilized by the blood industry to attract blood donors.

When the apheresis technology was introduced for platelet collection in the 1970's the National Institute of Health both conducted and sponsored through grants programs that directly paid apheresis platelet donors for the extended time involved in apheresis platelet donation. Unlike the paid donor programs of the 1950's and 1960's, however, these modern programs targeted healthy populations and required blood donors to undergo health status prescreening and infectious disease testing prior to donation.

Scientific studies comparing the relative safety of blood obtained from volunteers (whose health status and blood is not tested before donation) with blood from paid donor programs (which require such testing) have consistently demonstrated that these modern programs are safer than volunteer collection systems. However, because of extremely effective laboratory testing techniques, the current volunteer system is still very safe.

Despite their demonstrated safety records and their effectiveness in collecting apheresis platelets, most paid platelet donor programs have been eliminated for philosophic reasons, i.e. the desire to have an "all volunteer" blood supply. Today there are only three major programs in the United States that directly pay platelet donors. These are operated by the Mayo Clinic, the University of Iowa and at HemaCare's operation in Sherman Oaks, California.

As can been seen from the national platelet transfusion statistics, reliance on volunteer donors has never produced sufficient number of single donor platelets to meet the nation's needs despite physician preferences for these superior products. Indeed it was not until 1994 that single donor platelet transfusions exceeded 50% of U.S. platelet transfusions.

Our Paid Platelet Donor Operations in Southern California
----------------------------------------------------------

Program Design and Safety Record

We introduced single donor platelets to the Southern California market using paid donors in 1979. At the time other blood centers operating in the area (principally the ARC) did not routinely offer this product and only provided pooled platelets.

Our donor recruiting and retention program involves paying donors between $50 and $75 for each platelet donation depending on how many times they have donated (this amounts to approximately $15 per hour). Additionally, we pay bonuses for cumulative donation milestones as an incentive to donors who remain active in the program. Donors receive $500 upon their 100th donation and smaller bonus amounts for each 25th donation. Our payment programs have been successful in attracting and retaining desirable donors.

Prior to being selected for the program, each donor receives a physical examination by a physician, has their blood tested for infectious disease and other characteristics, and is presented an educational program on the apheresis donation process and the benefits of platelet donation for patients. After the initial physical examination there is a one to two week waiting period, a requirement that all donations be scheduled (no drop-in donations are allowed) and all donors are paid in the form of a check. Additionally, each donor in the program repeats the physician-conducted physical examination annually.

In addition to our program's unique donor selection and screening procedures, we interview and prescreen all donors before every donation and test each donation for infectious disease in accordance with FDA standards and other standard practices for all blood centers and volunteer (unpaid) donors.

At various points in our history, the blood screening tests we employ have exceeded the typical industry practices. However, today virtually all blood centers use the same laboratory tests we do to assure blood safety. The donor deferral practices we follow (which temporarily defer donations from donors who are taking medications or have the flu etc., in addition to permanently prohibiting donors with infectious disease risk factors) are among the strictest in the nation and exceed those used by most other blood centers or required by the FDA.

The safety results of our program have been impressive. In our entire history (which involves the production of more than 120,000 platelet products) we have never experienced an instance where a patient has been infected with either Hepatitis or HIV. Further, we have experienced no problems in our donor group. We have never had an individual donor, once admitted to our program, subsequently contract and test positive for either Hepatitis or HIV.

Most blood bankers believe that the safest blood donors are repeat donors who have been repeatedly tested for infectious disease and through the blood donation process are consistently reminded about the importance of maintaining healthy lifestyles and avoiding risk behaviors. Because our program encourages repeat donations last year we produced 14,500 platelet units using fewer than 700 individual donors. On average a platelet produced in our program comes from a donor who has donated more than 35 times. Our average donor donates more than 15 times each year.

Our program is regularly inspected by the State of California, the FDA and the AABB and has an exemplary regulatory record.

However, despite our impressive safety record, there can be no assurance that our program will prevent all cases of infectious disease transmission from our donors. Such absolute assurance cannot be achieved in any blood program using technology available today.

Program Cost Effectiveness
---------------------------

We believe that our program is the lowest cost platelet production operation in the U.S. despite the facts that we incur significant costs in prescreening donors (a practice not followed by most blood centers), pay the donors, and operate in a relatively high cost urban
environment.   Our cost effectiveness results from several factors
including the small number of donors in the program (which results in lower regulatory compliance costs), our unusually effective practices of scheduling and processing donations, and our ability to select donors who have high platelet counts in their blood.

We pass on the benefits of cost efficiencies in the form of competitive single donor platelet prices. We believe that single donor platelet prices in Southern California have consistently been among the lowest in the nation despite the fact that the area is a high cost urban environment.

California Legislative Authorization
------------------------------------

In 1974 California enacted legislation effectively banning transfusion of blood products obtained from paid donors by requiring physicians to determine in each transfusion case that no blood products from unpaid volunteer donors was available. This legislation was enacted because there were no effective laboratory tests for detecting hepatitis or other infectious diseases at the time. This legislation also predates the commercialization of the technology to collect apheresis platelets.

Since 1986 our paid donor program has operated under a special provision of California Law that exempts apheresis platelets from the 1974 law. The exemption contains a sunset provision and must be continued by the California legislature periodically to remain effective. California has extended this exemption in 1986, 1989, 1992, 1994 and 2000. The current exemption is scheduled to expire January 1, 2003.

Our hospital customers and the California Medical Association support changing the law to make the exemption under which we operate permanent. However, the American Red Cross and other competitor blood centers vigorously oppose the existing exemption and any further extensions thereof.

The American Red Cross and other blood centers maintain that our paid donor program poses a threat to public health (despite the program's quality record) and has the potential of undermining efforts to collect blood from volunteer donors (despite the small group of donors involved). Aside from these reasons (which in our opinion are unfounded), the ARC maintains that California should adopt an "all volunteer" donor philosophy. Further, American Red Cross representatives have advised the legislature that, unlike all other blood products, there are excess supplies of single donor platelets in California available from volunteer donors.

By all objective measures our paid donor program has been a public health success. In Southern California, unlike many other areas of the nation, transfusing single donor platelets is regarded as the standard of care by most hospitals and pooled platelets are not routinely
marketed to hospitals in the area.   Additionally the prices of single
donor platelets have been consistently lower than in other areas of the U.S.

We estimate that, generally, the supply of single donor platelets has been adequate to meet more than 95% of Southern California hospital platelet transfusion needs (in contrast to 60% nationwide). We estimate that single donor platelet supply needs in Southern California are met by our production (approximately 30%), production by the ARC in Southern California (approximately 42%) and by significant numbers of platelets imported by the ARC from other parts of the U.S. (approximately 28%).

We believe that is no objective public policy reason to legally ban our California paid donor operation. Further we believe (and all objective evidence suggests) that a significant shortage of platelets will develop if our program is eliminated. We intend to continue our efforts to change California law to either further extend or make permanent the legal authorization to operate our program. However, there can be no assurance that we will be successful.

In 2000 our paid donor program produced revenues of $5.6 million or 26% of our total operating revenues.

In the event that California law is not amended and a new exemption obtained, we are studying several potential courses of action. These include:

- Commencing the manufacture and sale of pooled platelets derived from whole blood donations. We presently do not produce pooled platelets from whole blood collections in California, however, we believe that a significant market for these less preferred products will develop, similar to other areas of the U.S., if our paid apheresis platelet collection program is eliminated.

- Significantly raising our prices, downsizing the paid donor program, and acting as a backup emergency supplier of single donor platelets whenever there are shortages in the volunteer supply (which we anticipate will be often).

- Exporting our single donor platelet products to areas outside of California.

- Exiting the blood products business in California and focusing on our continued therapeutic apheresis operations in the state and our non-California blood products operations and BMPs.

With the exception of exiting the California blood products market entirely and concentrating on other areas of the U.S., which we believe we can do successfully (although the Company would be much smaller than today), the financial feasibility of the other options discussed above requires further study.

Our Blood Management Programs
-----------------------------

A Blood Management Program ("BMP") is an arrangement in which a hospital outsources some or all of its blood procurement and donor center management functions to HemaCare or Coral while retaining the convenience and efficiencies of an in-house program. A BMP aligns the interests of the Company and its hospital customer, and provides the customer with a "partner" in achieving its financial, regulatory compliance and patient service goals related to blood.

In a BMP arrangement we generally establish and operate a blood donation center under the name of the sponsoring BMP hospital either on or nearby the hospital's campus. Typically, we provide all the center staff and assume responsibility for regulatory compliance. We supply the BMP customer with blood products from collections at the hospitals' donation center or from collections at other Company donation sites or from products purchased by us from other blood centers.

Aside from economic benefits, each BMP client enjoys a blood collection operation where regulatory compliance matters are managed by an organization with expertise in such matters. All our BMP programs are subject to inspection by the FDA and we seek AABB accreditation for each such program. The overall regulatory compliance records of the BMP programs described below is very good.

The following briefly describes each of our major BMP programs.

Dartmouth-Hitchcock Medical Center
----------------------------------

Dartmouth-Hitchcock Medical Center (DHMC) is a 430-bed hospital located in Lebanon, New Hampshire. DHMC is affiliated with Dartmouth College and is the teaching hospital for Dartmouth College Medical School. DHMC is a major research center and serves as the tertiary care center for New Hampshire and adjacent areas of Vermont.

Under the DHMC BMP arrangement we perform apheresis platelet and plasma collections, autologous and directed donation collection services, therapeutic apheresis and stem cell collection services and blood related research support. In cooperation with DHMC, we are in the process of adding collections of red blood cells through the recently approved double red cell apheresis process for both DHMC.

One of the significant benefits of all our BMPs is the ability of the hospital to implement blood safety standards that the hospital medical staff believes are appropriate but which are more restrictive than the minimum standards mandated by the FDA or generally followed by regional blood centers. DHMC has made several such elections that consist of stricter donor deferral criteria than required by the FDA and AABB donor deferral criteria.

DHMC has also elected to utilize only donor-retested plasma for transfusion. Because plasma has a long shelf life it can be stored for periods of time sufficient for a donor to make a repeat donation. Donor-retested plasma is quarantined after collection until the donor again successfully donates plasma again after a period of 112 days.

While modern testing methods for both HIV and HCV are excellent, there remains a slight risk that the blood of donors recently exposed to and infected with the HIV and HCV viruses within the "window period" (a short period of time immediately prior to donation and testing) will not be detected. The infectious disease testing of the donor's blood performed at the times of both donations thus minimizing the possibility that the plasma transfused after the quarantine period is infected with HIV and HCV viruses.

Coral's BMP arrangement with DHMC began in 1995. The current contract extends through October 2001.

Long Beach Memorial Medical Center
----------------------------------

Long Beach Memorial Medical Center ("LBMMC"). LBMMC is a 726-bed major tertiary teaching hospital facility located in Southern Los
Angeles County. LBMMC is the largest hospital in a four-hospital system operating in Los Angeles and Orange Counties.

Under our BMP agreement, we have assumed responsibility for managing LBMMC's pre-existing programs for blood collection and for expanding those programs to include mobile blood drives in the greater Long Beach community. Additionally, we are responsible for providing therapeutic apheresis services to patients requiring this medical treatment.

Under this arrangement we are paid a fee essentially equal to what the hospital incurred before we outsourced the program. However, we have agreed to performance targets that significantly improve the productivity of collection operations over time and provide incentives to us to exceed the preset performance targets. The "partnering" concept underlying our economic arrangement is a sharing of overall savings generated by our program between LBMMC and HemaCare.

Under this program LBMMC has realized significant economic benefits relating to blood procurement costs and, additionally, has consistently been able to meet its blood supply needs.

This BMP program was begun in February 2000 under a three-year contractual agreement.

Presbyterian Intercommunity Hospital
------------------------------------

Presbyterian Intercommunity Hospital (PIH) is a 339-bed community medical center located in Whittier, California.

Under a three-year BMP agreement that became effective in May 2000, we are responsible for management of PIH's pre-existing blood collection programs, and for expanding those programs to include mobile blood drives in the greater Whittier and Los Angeles areas. In addition, we provide the hospital with platelets form our Sherman Oaks facility and provide therapeutic apheresis services to patients.

Similar to the LBMMC arrangement, at PIH we are paid a fee essentially equal to what the hospital incurred before we outsourced the program. Further have agreed to goals that significantly improve the productivity of collection operations and share the savings the hospital realizes as a fee adjustment. The "partnering" concept underlying our economic arrangement is an equal sharing of overall savings generated by our program between PIH and HemaCare.

St. Vincent Hospital at Worcester Medical Center
------------------------------------------------

St. Vincent's Hospital at Worcester Medical Center ("St. Vincent") is a 369-bed tertiary and acute care hospital located in Worcester, Massachusetts, and serving the central part of the state. The hospital is owned and operated by Tenet Healthcare.

Under the BMP arrangement, St. Vincent has outsourced its entire blood procurement function and responsibilities for therapeutic apheresis services to Coral for an annual fixed fee. Under this arrangement we are responsible for either collecting or purchasing all blood products required by the hospital as well as performing all therapeutic apheresis services. The annual fee is subject to adjustment for significant changes in blood product and TA utilization.

The original arrangement with St. Vincent was begun in March 1998 and was priced at a level of 80% of the costs incurred by the hospital for blood products and services in 1997. As a result of this agreement St. Vincent has realized significant savings in its overall blood costs amounting to considerably more than 20% annually.

Overall and over time we have realized a marginally small profit contribution from our BMP program with St. Vincent. We have met most of the hospital's blood needs through blood collections in the Worcester community and with purchases of blood products from blood centers in other parts of the U.S. that have excess supplies.

However, our profitability has been severely impaired, and at various times we have incurred significant losses, due to the fact that we are periodically required to purchase blood from the American Red Cross in Massachusetts to meet the immediate and unplanned transfusion needs of patients in the hospital.

The American Red Cross New England Region maintains a tiered blood pricing structure in Massachusetts. The highest tier pricing is reserved for hospitals and organizations that do not have a supply contract with the ARC. While we have requested a contractual agreement with the ARC, our requests have been denied. As a consequence we pay premium prices for all blood products we are required to purchase from the ARC. Many of these prices range from 50% to 400% more that the prices we receive from St. Vincent and have materially reduced the profitability of this contract.

Because of our adverse experience with St. Vincent, and a similar experience with a discontinued BMP in California, we no longer market BMP programs that transfer responsibility for a hospital's entire blood budget to the Company. Rather our BMP programs focus on providing significant portions of a hospital's blood needs to reduce the hospital's reliance on local blood centers.

The St. Vincent contract was a three-year arrangement and is currently due for renewal. It is currently being renegotiated with hospital management. Under the proposed revised terms of the contract St.
Vincent should continue to realize significant cost savings by continuing its relationship with Coral. Further, because of operational changes and new contractual features, we anticipate that the profitability of this BMP arrangement will be improved, if renewed. However there can be no assurance that the contract will be renewed or renewed under the contemplated terms.

University of California, Irvine Medical Center
-----------------------------------------------

The University of California, Irvine Medical Center ("UCI") is a 462 bed tertiary facility that serves as the teaching hospital for the University of California, Irvine Medical School.

Under BMP program we operate a donor center on the UCI hospital campus and conduct blood drives for the hospital in the surrounding communities. The donor center operation provides directed and autologous donation services to hospital patients, friends and family and support various research efforts relating to blood. Additionally we provide single donor platelets to the hospital that are collected at our Sherman Oaks facility and serve as the hospital's primary TA provider.

Under this arrangement UCI has realized significant improvements in the productivity and cost effectiveness of its blood collection activities and an overall reduction in its blood procurement costs from outside blood centers.

This program was begun in 1999 and the BMP agreement is in effect until February 28, 2002.

University of North Carolina
----------------------------

UNC Hospitals in Chapel Hill, North Carolina ("UNC") is a 660-bed teaching and tertiary hospital complex operated by the University of North Carolina in Chapel Hill. UNC is also an active blood banking research institution.

Coral has operated a BMP for this hospital since 1997. Under the original program we are the primary provider of single donor platelets for UNC and we operate donor room on the hospital campus and conduct mobile collection drives the community. We have expanded our program for UNC to include plasma collections and, in 2001, a portion of the therapeutic apheresis services performed at the medical center.

Under this program UNC has realized significant savings in platelet procurement costs due to lower base platelet prices in our contract as compared to levels charged by the American Red Cross before we were engaged. Additionally, our pricing arrangement with UNC shares the benefits of increased platelet program productivity with UNC.

The Company's current BMP arrangement with UNC extends through January
31, 2002.

University of Southern California
---------------------------------

The University of Southern California ("USC") operates two hospitals on the campus of USC, Norris Comprehensive Cancer Center and Hospital and USC University Hospital. Together these hospitals comprise a 340 bed tertiary care and research center. Tenet HealthCare manages these hospitals.

Under our BMP program we developed, financed, and now operate, a blood donation center located on the USC hospitals' campus. This center provides research support to hospital physicians, performs autologous and directed donation services. Further, we provide a full array of blood products to USC including platelets collected at our Sherman Oaks center and other blood products collected on mobile drives or purchased by us from other blood centers. Additionally, the Company serves as the hospitals' primary provider of provides therapeutic apheresis services and stem cell collections.

We have operated the BMP at USC since 1995. Our current BMP agreement is in effect until March 2002.

Children's Memorial Hospital of Chicago
---------------------------------------

Children's Memorial Hospital of Chicago (CMH) is a tertiary and teaching facility affiliated with Northwestern University and dedicated to the treatment of infants and pediatric patients.

In March, 2001 we entered a BMP with CMH to operate a blood collection center on the hospital's campus in central Chicago and to provide TA and stem cell services to patients at the hospital. This program will become operational in June 2001. Our BMP arrangement with CMH is for a term of three years.

Other Smaller BMP Operations
----------------------------

We provide limited scope blood management program services to hospitals in New York City; Patterson, New Jersey; and Los Angeles. These programs do not involve our establishing a full time presence on the hospital campus. Rather we perform blood product collection services either on the hospital's campus or we simply conduct mobile drives in the community on behalf of the hospital and provide all products we collect to the sponsoring hospital.

The programs in New York and New Jersey focus on collecting single donor platelets, the programs in Los Angeles are focused on collections of whole blood and are generally supplemented by supplying single donor platelets from our Sherman Oaks facility. To date these operations have made marginal contributions to profits. However, based on trends in blood product prices and escalating rates of instances of blood shortages we anticipate that these smaller BMP operations may become a material part of our operations in future years.

Our Regional Blood Products Operations
--------------------------------------

Los Angeles, California
-----------------------

We have operated as a regional blood center supplying single donor platelets to more than 100 hospitals in the Greater Los Angeles area since 1979. Our donor center is located in Sherman Oaks, a suburb located north of central Los Angeles. This location also has laboratory, manufacturing and distribution facilities that support our BMP programs located in Southern California.

While the Sherman Oaks facility specializes in collecting single donor platelets it is licensed for a full variety of blood products and serves as the principal processing location for most whole blood products collected in mobile drives for our BMP customers.

The Sherman Oaks facility also provides whole blood derived component products such as red blood cells, fresh frozen plasma and cryoprecipitate to hospitals other than our BMP customers. Most of these products are purchased by the Company. All purchased product is obtained from blood centers located in the United States. All such suppliers are FDA licensed and accredited by the AABB.

Portland, Maine
---------------

We operate a regional blood center, the "Maine Blood Center," located in Scarborough a suburb of Portland. This regional program has evolved from a BMP program for Maine Medical Center (MMC), a 660-bed hospital that is the largest teaching and tertiary hospital in the state.

While our operations were originally operated under MMC's licensure as an outsourcing program, the program has operated under our FDA registration since 1999 and, is shortly expected to receive FDA licensure that will permit us to ship blood products across state lines.

The Portland operation specializes in collecting single donor platelets, but also collects and is capable of providing a full array of blood products to hospitals to supplement products supplied by the American Red Cross, which is the only other blood center operating in Northern New England.

While our Portland operation has provided blood products to several hospitals in Maine other than MMC, such sales to date have been minor. Current ARC contracts with most hospitals in Maine require the hospitals to purchase blood only from ARC unless it is unable to deliver product.

The Portland operation's profitability was negatively impacted in 2000 as a result of a significant number of blood product expirations. While we were required to continue to collect blood products to obtain FDA licensure we were unable to sell these products at any price. Our sales efforts were unsuccessful, even when prices offered were 50% of normal with terms requiring payment only if the product was actually transfused.

With licensure, our Portland operation will be able to supply blood products to any hospital in the U.S. While our objectives in Portland are to be a provider of blood products to hospitals in the Portland area, until current local market factors change, this operation may export its excess collections to hospital customers in other markets.

Because sales to hospitals other than MMC were minor in three years ended December 31, 2000, the Portland operations are included in our financial statements under the BMP category.

Our Regional Blood Services Operations
--------------------------------------

General

Since its inception, we have performed almost 50,000 therapeutic apheresis procedures in the treatment of more than 27 diseases thereby providing us with a substanital and perhaps unparalleled level of experience.

We provide therapeutic apheresis services to all of our BMP hospital customers and we offer such services on a regional basis in a total of 11 states on the east and west coasts of the U.S.
With our major operations being located in Los Angeles, New York and Connecticut.

Unlike some other therapeutic apheresis providers, we do not require that patients receiving our therapeutic apheresis services also be treated by a physician affiliated with the Company. Rather patients referred to us for TA services remain under the care of the referring physician or another trained physician at the client hospital. Our medical directors serve as a backup resource to the treating physician if assistance is desired. Additionally, our medical directors conduct physician training and educational seminars on medical applications of therapeutic apheresis.

Therapeutic Apheresis - Description
-----------------------------------

TA is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics equipment includes a state-of-the-art blood cell separator and the disposables and supplies needed to perform the procedure. Treatments are administered by trained, nurse-specialists, acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), under the supervision of a specially trained physician.

The Company provides therapeutic services using all currently recognized treatment methods: 1) plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, 3) stem cell collection, and 4) photo-pheresis.

Plasma Exchange and Cell Depletion
----------------------------------

The primary blood services provided by the Company, accounting for 90% of therapeutics procedures in 2000, were plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood, using automated blood separation equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids, most commonly albumin, are used to maintain the patient's blood volume.

Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura (TTP), myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. A patient may require from four to twenty treatments over a period of time ranging from a few days to several months. Each treatment may last from two to four hours.

When required, in situations where the hospital requests it, we also provide albumin to the hospitals utilizing our therapeutic apheresis services.

Immunoadsorption
----------------

Since 1988, the Company has provided a therapeutic treatment, which uses an in-line immunoadsorption column to modify patients' immune response. During immunoadsorption column therapy, blood is drawn from one arm of the patient, plasma and blood cells are separated, the plasma is filtered through the column to remove unwanted circulating immune complexes and immunoglobulin from the plasma. The plasma is then recombined with the red blood cells and returned to the patient's other arm.

Immunoadsorption column therapy has been approved by the FDA for the treatment of ITP, an immune-mediated bleeding disorder since December 1997.

In 1999, the FDA approved this procedure for the treatment of moderate to severe rheumatoid arthritis ("RA"). RA is a potentially crippling autoimmune disease that is estimated to affect approximately 2.5 million people in the U.S. In RA, the body's immune system inappropriately makes antibodies, called rheumatoid factors, that collect in the joints and surrounding soft tissue causing inflammation and tissue damage. Joints, typically those in the hand, become painful and swollen, lose movement, and become deformed. Individuals afflicted with RA not only suffer a significantly reduced quality of life, but also a shortened life expectancy.

This application may significantly increase the demand for immunadsorption column procedures. The typical RA patient treatment involves a series of twelve treatments in a three-month period. Approximately 50% of the treated patients experience a significant decrease in symptoms and are able to function without further drug treatments for a period of approximately one year.

Unlike patients with other disease conditions, therapeutic apheresis treatment of patients with RA can be safely accomplished outside the acute hospital setting. We have established a collaborative arrangement with the manufacturer of the Immunadsorption column to establish treatment facilities in physician offices.

Stem Cell Collection
--------------------

Since 1990, we have been providing peripheral blood stem cell collection services. In this application, stem cells (those cells which mature into all the different cellular components of blood) are collected from a cancer patient using apheresis technology. The patient then receives a series of intensive chemotherapy treatments followed by reinfusion of the patient's own stem cells.

Photopheresis
-------------

Photopheresis is a therapeutic technique in which patient's lympho-cytes (white blood cells) are collected by a blood separation device. The lymphocytes are then exposed to ultraviolet A light, in combination with the drug 8-mexthoxypsoralen. This drug is a photosensitizing agent which becomes active when it is exposed to ultraviolet light. After this exposure, the lymphocytes are returned to the patient. The treated cells stimulate the immune system to attack the cells which are causing the disease. The process is similar to an auto vaccination.

Photopheresis is FDA approved for the treatment of Cutaneous T-Cell Lymphoma (CTCL). Research studies are in progress for the approval of photopheresis in the treatment of heart transplant rejection, scleroderma and graft vs. host disease.

Discontinued Operations
-----------------------

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

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time. There are currently two patients receiving Immupath treatments. In the fourth quarter of 1997, the Company reviewed and revised its estimate of the remaining costs of discontinued operations, including the costs to treat remaining patients and the other continuing liabilities of the discontinued operations, and recognized an additional gain on disposal of $173,000. The Company does not expect discontinued operations to have a material impact on its future operating performance and has a reserve of $76,000 as of December 31, 2000.

Sales to Major Customers
-------------------------

During 2000, no customer accounted for more than 10% of our total sales. Sales of products and services to USC/Norris Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals") comprised 12% and 16% of the Company's revenues in 1999 and 1998, respectively. Although the USC Hospitals are not under common ownership, the Company's agreements with these hospitals are interrelated.

Competition
-----------

General

We compete on the basis of responsiveness to customer needs, value-based pricing and the high quality of our services and products. Our competitors are generally not for profit entities including the ARC, and regional and community blood banks. Many of these organizations have greater financial, technical and personnel resources than we do. Since such competitors are tax exempt, they do not incur costs for many taxes that are levied on our operations and they have access to lower cost tax-exempt debt to finance their operations.

Blood Products and BMPs

The primary competitor for our single donor platelet and whole blood component business is the ARC. To a lesser extent we also compete with other community based blood centers and hospital-based blood banks.

We have developed several blood product and service programs to respond to the needs of our customers. These include a depot system where we assume the risk of platelet products outdating and our BMP outsourcing programs. We believe our strategy of offering blood product and service programs tailored to the requirements of individual customers favorably differentiates us from other suppliers of blood products and services and that outsourcing programs provide opportunities for expansion of the Company's businesses.

We consistently reevaluate and revise our product and BMP outsourcing programs to meet customer needs and respond to marketplace factors. At present we are unaware of any competitors in this field. However, there is no assurance that others blood centers or new market participants will not successfully introduce similar programs that will compete with those of the Company.

Therapeutic Services

Competitors for our therapeutic blood services business are primarily regional and community blood banks (principally, the New York
Blood Center and, in New England, the ARC. Additionally, many larger hospitals maintain their own in-house apheresis service units. Also dialysis companies and local kidney specialists (nephrologists) occasionally supplement acute dialysis services with therapeutic apheresis services. In addition, some of the diseases that are treated by therapeutic apheresis can also be treated by other medical therapies. Since therapeutic apheresis treatment requests are often sporadic and unpredictable, most community hospitals cannot afford to equip, staff and maintain an apheresis unit. Our mobile service enables such hospitals to offer state-of-the-art therapeutic apheresis services to their patients on an "as needed" basis without incurring the fixed costs associated with providing these services from in-house resources. For larger hospitals with in-house programs our mobile programs serve as a back-up or supplemental provider of therapeutic apheresis services.

We have lost several therapeutic services customers in the New England area to the ARC. The ARC began offering therapeutic services in New England in 1997 or 1998 and generally charges higher prices to hospitals than our pricing arrangements. However, we understand that hospitals utilizing the ARC therapeutic services in New England receive discounts on other products and services they purchase from the ARC that economically compel those hospitals to utilize the ARC for these services.

Litigation with the Blood Services Unit of the American Red Cross
------------------------------------------------------------------

We have filed an antitrust suit against the blood services unit of the American Red Cross for business practices that we believe capitalize on its position as the dominant blood supplier in the U.S. and illegally attempt to prevent or eliminate competition in the blood industry.
These practices have significantly restricted our ability to attract and retain customers in areas outside of California and, in California, have severely limited profit margins on existing customers and made many expansion activities uneconomic (See Item 3. Legal Proceedings).

Marketing
---------

Our marketing programs include a combination of medical education, technical and tradeshow presentations, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians, hospitals and donor groups.

We market our products and services as components of custom-tailored programs developed to meet the needs of specific customers. The BMP is the most recent application of this marketing strategy. The Company uses a depot system for distributing its blood products to BMP and other large volume customers, which enhances convenience and product availability. The depot system provides the customer with an on-site inventory of blood products stocked by the Company under a standing order.

Human Resources
---------------

At March 20, 2001, the Company had approximately 224 employees including 106 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

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

One BMP arrangement includes a fixed price arrangement for blood products shifting the price risk to the Company. In this instance, if the Company is unable to manufacture or purchase red blood cells at costs that are less than the contract customer price, the Company's profitability would be adversely affected.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the ARC and most community blood banks, compensates platelet donors who donate at its Sherman Oaks, California facility thereby enhancing its ability to retain a pool of qualified repeat platelet donors. Sales of apheresis platelets from paid donors may be prohibited by California law after December 2001 (See "Government Regulation" and "Risk Factors"). Platelet and whole blood donors at the Company's BMP donor centers are not given cash compensation.

The Company competes somewhat with the ARC and other blood banks in recruiting its volunteer donors. However, it should be noted that less than 5% of the U.S. population donates blood. Thus, donor recruiting efforts of various blood collectors rarely overlap. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified compensated and non-compensated donors.

Albumin is the most commonly used replacement fluid in therapeutic apheresis procedures. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. As a result of the shortage, the price of albumin to HemaCare more than doubled. During 1999 and 2000, the supply of albumin increased and prices declined.

Government Regulation and Blood Safety
--------------------------------------

Blood Products and Blood Management Program Operations

Safety is of paramount concern when dealing with blood products. We have developed extensive procedures and internal quality control programs to assure that blood products collected and distributed are safe and of the highest quality.

All hospitals and blood centers that collect blood and distribute blood for transfusion are subject to extensive regulation by the FDA and various state licensing authorities. The FDA regulations are comprehensive and complex and extend to virtually all aspects of the industry operations including recruiting and screening blood donors; processing, testing, labeling, storage and shipping blood products; recordkeeping; and communications with hospitals customers and donors. In addition, FDA regulations also extend to the manufacturers of all critical supplies and equipment used in blood center operations.

An FDA Establishment License allows the license holder to sell licensed products across state lines. Such licensure is extended to a qualifying organization; each blood product produced by that organization and every variation of such product requires separate licensure.

In contrast, an FDA registration permits collection and sales of blood products only within a state. Most hospitals operate their own blood collection programs under FDA registration.

We hold an FDA Establishment License for our regional operations in Sherman Oaks, additionally our USC BMP program is operated under our establishment licensure. Most of the products we produce are licensed for interstate distribution and it is our practice to apply and obtain such licensure for all products we produce. While we typically do not distribute products produced in California outside of the state we view such licensure as a part of our overall commitment to quality.

Our operation in Portland, Maine was operated under Maine Medical Center's FDA registration through 1998. Since 1999 the operation has been operated under our own FDA registration, and in 1999 we applied for FDA Establishment Licensure for this location. The FDA has completed all inspections of this facility and has advised us that the license will be issued shortly.

Our present blood management programs (other than USC) are operated under the various hospitals' FDA registrations. Our new blood management program in Chicago will be operated initially under our own FDA registration and, eventually, FDA licensure.

Irrespective of licensed or registered status, the FDA conducts regular inspections of all facilities collecting blood. With the exception of one BMP, all our operations have been subjected to an FDA inspection
within the last 12 months.   These inspections are not scheduled in
advance and can range from a few days to two weeks depending on the FDA's election as to the scope of the review.

In addition to FDA regulations, various states have regulatory agencies that govern blood product operations. In California our operations are inspected for compliance at least annually by state representatives.

Aside from government organizations, the AABB is the private sector, industry sponsored organization charged with maintaining and improving science, safety, quality and education relating to blood. The AABB publishes extensively on matters pertaining to blood and works closely with the FDA and other government agencies with respect to developing regulations governing blood banking. The AABB also maintains a voluntary accreditation program for organizations desiring such accreditation. Accreditation requires organizations to maintain internal quality plans and procedures to assure blood safety and requires such organizations to undergo periodic inspections for compliance. We are an AABB institutional member and our operations are accredited by the AABB.

We consider our regulatory compliance record with the FDA, the various states and the AABB to be very good.

Laboratory Operations
---------------------

The Company's laboratory is licensed and accredited to perform various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that it sells in California. Prior to June 1999, this lab performed infectious disease testing for our California based blood collections. In June 1999 we implemented a new type of infectious disease test, nucleic acid testing or NAT, which required that we outsource the testing function.

NAT testing is a newly developed testing protocol that materially reduces the "window" periods for HIV and Hepatitis C (HCV). The "window" period is the period of time, immediately after a person has been infected with either HIV or HCV, when current testing technology cannot detect the infection due to the body producing only limited amounts of antibodies against the virus.

NAT testing is currently under evaluation by the FDA and, while it is widely expected that the FDA will mandate that all blood be NAT tested, currently the test is offered only by a limited number of laboratories participating in the FDA investigational study.

All blood donations tested by outside laboratories are performed on a contract basis. These laboratories are FDA licensed and the Company regularly audits their operations to assure compliance with stated standards.

Sherman Oaks Paid Apheresis Platelet Donor Program
--------------------------------------------------

Since 1974, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes the latest of which (AB 2714) was passed in 2000. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2002, which could have a material adverse effect on the Company's revenue and net income. See discussion under Donor Recruitment - Our Paid Platelet Donor Operations in Southern California.

Other Matters
-------------

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

Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 2%, 3%, and 4% of the Company's total revenues for 2000, 1999 and 1998, respectively. There are no agreements between Dr. Levy, or the Company or the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to the hospital's patients.

Health care reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding hospital reimbursement, health insurance coverage and managed care may materially impact the Company's operations.

Professional and Product Liability Insurance
--------------------------------------------

The nature of the Company's business is such that it may be subject to substantial liabilities for personal injury. We maintain medical professional liability insurance in the amount of $2,000,000 for a single occurrence and $5,000,000 in the aggregate per year. There can be no assurance that potential insurance claims will not exceed present coverage or that additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Glossary
--------
Albumin - A protein based fluid derived from human plasma, commonly used to replace the plasma removed in a plasma exchange therapeutic apheresis procedure.

Allogeneic - Blood donations that are not directed toward a specific patient, but are available for any patient in need.

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

Directed Donation - A blood donation designated by the donor for the benefit of a specific individual (often blood type incompatibilities prevent transfusion of these products to the intended recipient).

Hepatitis B Virus (HBV) - A virus in the blood serum that causes an inflammation of the liver and can be transmitted by blood transfusion.

Hepatitis C Virus (HCV) - An RNA virus that causes an inflammation of the liver and can be transmitted by blood transfusion. Hepatitis often results in complications that can result in chronic hepatitis or severe, permanent liver damage.

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

Risk Factors Affecting the Company
----------------------------------

1.      Government regulation.

The blood industry is one of the most heavily regulated sectors of the healthcare industry. The regulations are comprehensive and complex, and, further, are subject to frequent revisions. While we consider our regulatory compliance history to be good, continued compliance with such regulations and future modifications thereof, could materialy impair profitability or require material capital expenditure.

2.	Expanding BMPs.

Our business strategy provides for expansion of our BMP operations with both new and existing markets. Such efforts are subject to the customary risks associated with opening a new BMP including, but not limited to, developing a donor base, engaging employees, price considerations and regulatory compliance. Accordingly, there are no assurances that future BMPs including the BMP in Chicago scheduled to open in June 2001 will be profitable.

3.	Renewal of BMPs.

All of our BMPs are under contract with specific expiration dates. While we believe that our programs provide improved service and financial savings, there can be no assurances that our customers will renew these contracts when they expire. The non-renewal of such contracts may have a material adverse affect on our future financial performance. One current arrangement, with St. Vincents Hospital, has expired. While renewal discussions are underway, there is no assurance these negotiations will result in continuation of this program.

4.	Blood product procurement.

Our St. Vincent's BMP requires us to provide substantially all of the hospital's blood needs. To the extent the hospital's blood needs exceed our ability to collect product, we purchase product from other vendors. The price we pay to other vendors is dependent on various market conditions and can fluctuate. There is no guarantee that we will be able to obtain product at prices that are less than the price we receive from our customer.

5.	Blood Product Pricing

Our business strategy is partially based upon increased prices for all blood products except single donor platelets. Part of the increase in prices is expected to come from either government mandated or industry acceptance of leukoreduction of red blood cells. Although this is currently the trend in the industry , there are no assurances that it will continue in the future. If prices do not increase, or if they decline, then we may have difficulty in expanding beyond our current operations.

6.      Compensated apheresis platelet donor program.

As previously discussed, we pay our Sherman Oaks donors for the time they spend donating platelets. Our ability to compensate donors beyond
January 1, 2003, is dependent upon our obtaining a renewal of the exemption to California law that generally prohibits that transfusion of blood products from paid donors (unless product from volunteers is unavailable).
If we are unable to compensate our apheresis platelet donors beyond January
1, 2003, it will adversely affect our revenues and profitability. It is likely that absent a renewal, the Company will cease blood product operations in Southern California.

7.	Albumin.

We often use albumin while performing TA procedures. We purchase albumin on the open market much like a commodity and the price we pay is subject to significant price fluctuations. During 1996, there was a shortage of albumin and the price increased to levels that were equal to or higher than the contract price we charge our customers. In the event that albumin prices increase substantially, it would have the affect of reducing our margins on TA services.

Item 2.  Properties.
-------  -----------

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it maintains its corporate office and operates a platelet apheresis center, a blood bank laboratory, a manufacturing facility for whole blood components and a distribution center. The lease on this space expires October 31, 2002.

The Maine Blood Center occupies a 3,600 square foot donor center in Scarborough Maine. The lease expires October 31, 2004.

The Company occupies a 1,278 square foot office space in Yonkers, New York which expires August 31, 2001.

In connection with each of its blood management programs the company occupies space on the campus of its client hospitals. While the arrangements vary, certain of these facilities are formally subject to a lease agreement with the sponsoring hospital for periods concurrent with the blood management program agreement. Other agreements grant the Company the right to utilize space and facilities on the hospital premises during the term the Company continues to provide services to the hospitals without specific lease terms.

Item 3.  Legal Proceedings.

In December 2000, HemaCare filed with the United States District Court in the Central District of California an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the ARC in connection with ARC pricing practices in Southern California and other areas of the nation where we operate.

Our lawsuit alleges that the ARC as part of a publicly announced strategy to increase its market share in the U.S. blood industry has employed below cost and bundled product pricing to eliminate competition.

Our lawsuit also contains other allegations, which we believe constitute unfair competition by the ARC. These include:

- Threatening hospitals with disruptions in available blood supplies if they contract with the Company or make other arrangements to obtain blood products.

- Interfering with our efforts to hold blood drives and recruit volunteer blood donors.

- Allocating blood supplies, in times of severe shortages, to prevent sales of blood products by the Company rather than on the legitimate needs of hospitals and patients in these areas.

-   Falsely disparaging the quality and safety of our blood products.

In 1995 we filed an earlier antitrust lawsuit against the American Red Cross for practices in California that compelled Southern California ARC customers to purchase platelet products from the ARC at prices higher than those offered by the Company. In June 1997, that suit was settled on confidential terms.

The Company is also party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

None.


                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
-------  -------------------------------------------------------------

Market for Common Stock

Effective November 2, 1998, the Company's common stock became quoted on the OTC Bulletin Board under the symbol HEMA. Prior to that date, the Company's common stock was listed on the Nasdaq Small Cap Market
("Nasdaq") under the same symbol.

The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by the OTC Bulletin Board, for the quarters ended March 31, June 30, September 30 and December 31, 2000 and 1999. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                               2000             1999
Quarter ended             High     Low       High     Low
--------------            -----    ----      -----    ----
March 31                  $3.00    $0.69     $0.70    $0.31
June 30                   $2.25    $1.00     $1.44    $0.63
September 30              $1.94    $1.25     $1.28    $0.81
December 31               $1.81    $1.00     $0.81    $0.63



No cash dividends have been paid as of March 1, 2001. The Company does not anticipate paying cash dividends in the foreseeable future. As of March 1, 2001 there were approximately 304 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.
-------  ------------------------

The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein.



                                                     Years Ended December 31,
                                               (In Thousands, except Per Share Data)
                                         2000       1999        1998       1997       1996
                                       -------    -------     --------    -------    -------
Revenues                               $21,512    $19,021     $13,124     $11,101    $10,921
Gross profit                             4,850      4,026       3,122       1,907      1,234
Income (loss) from continuing
  operations                             4,350      1,057         745          37     (1,090)

Loss from discontinued operations            -          -           -           -          -
Gain (loss) on disposal of
  discontinued  operations                   -          -           -         293        600
Provision (benefit) for income
  taxes                                 (2,901)        28          23           -          -
Net income (loss)                      $ 4,350     $1,057     $   745     $   330    $  (490)

Basic per Share Amounts:
------------------------

Income (loss) from continuing
 operations                            $  0.57    $  0.14     $  0.10      $ 0.01    $ (0.17)

Income from discontinued
 operations                                  -          -           -        0.04       0.90
                                       --------   --------    --------    --------   --------

Net income (loss)                      $  0.57    $  0.14     $  0.10     $  0.05    $ (0.08)
                                       ========   ========    ========    ========   ========
Diluted Per Share Amounts:
--------------------------

Income (loss) from continuing
  operations                           $  0.50    $  0.13     $  0.10     $  0.01    $ (0.17)

Income from discontinued
  operations                                 -          -           -        0.04       0.09
                                       --------   --------    --------    --------   --------

Net income (loss)                      $  0.50    $  0.13     $  0.10     $  0.05    $ (0.08)
                                       ========   ========    ========    ========   ========

Total assets                           $11,477    $ 7,574     $ 7,662     $ 4,384    $ 4,776
Long-term debt and capital
 lease obligations, net of
 current portion                            46        541       1,118         209        503
Shareholders' equity                     8,203      4,440       3,291       2,402      2,023



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------  ------------------------------------------------------------

Our business activities include blood management programs ("Blood
Management Programs" or "BMPs"), regional sales of blood products
("Blood Products") and blood services ("Blood Services").

Our Blood Management Programs enable hospitals to contract out all or a portion of their blood services activities, which include donor center management, blood procurement and other blood related activities.
Blood Products include apheresis platelets and whole blood components, such as red blood cells and plasma products. Blood Services include therapeutic apheresis procedures, stem cell collection and donor testing services.

In October 1998, we acquired existing blood products and service activities in the eastern United States through our subsidiary Coral Blood Services, Inc. ("CBS"). The acquisition was accounted for as a purchase. These activities are primarily blood management programs and other blood services provided to hospitals and medical centers.

In June 1999, we started a Blood Management Program with the University of California at Irvine ("UCI"). In February 2000, we started a Blood Management Program with Long Beach Memorial Medical Center ("LBMMC") and in May 2000 opened a Blood Management Program with Presbyterian
Intercommunity Hospital ("PIH").   We now operate eight blood
management programs. In addition to the new programs opened in 1999 and 2000, we operate programs at the University of Southern California ("USC"), Dartmouth-Hitchcock Medical Center ("DHMC"), St. Vincent Hospital ("St. Vincent") and the University of North Carolina ("UNC"). Previously, in Portland, ME, we operated a Blood Management Program for the exclusive benefit of Maine Medical Center. During 2000, we expanded our operations and provided blood products and services to other hospitals in the region. For comparability purposes, we continue to classify these activities as a Blood Management Program.

All comparisons within the following discussions are to the previous year.

Year ended December 31, 2000 compared to the Year ended December 31,
1999
--------------------------------------------------------------------

Revenue and Gross Profit Overview
---------------------------------

Revenue for 2000 was $21,512,000 compared to $19,021,000 for 1999.  The increase of $2,491,000 (13%) is primarily due to the expansion of the BMPs and increased sales of Blood Products.

Gross profit as a percentage of revenue was 23% ($4,850,000) during 2000, compared to 21% ($4,026,000) in 1999. The increase reflects continued improvement in the BMPs and Blood Services partially offset by higher cost of sales in Blood Products.

Blood Management Programs
-------------------------

Revenue for 2000 was $9,727,000 compared to $7,827,000 in 1999.  The increase of $1,900,000 (24%) is primarily due to the expansion of the California based BMPs. The LBMMC BMP opened in February 2000 and the PIH BMP opened in May 2000. Additionally, 2000 revenues include twelve months of revenue from the UCI BMP, which opened in June 1999. Revenue from our other BMPs increased 7% as a result of additional products and services. Also, during the second half of 2000, we increased the number of mobile blood drives for our BMP customers.

Gross profit as a percentage of revenue was 16% ($1,560,000) for 2000, compared to 13% ($1,049,000) in 1999. The increase reflects more product collections at existing donor sites, improvement in operating activities and changes in the mix of products and services provided to BMP customers. Also, during the second half of 2000, we increased the number of mobile blood drives for our BMP customers.

Blood Products
--------------

Blood Products revenue for 2000 was $4,967,000 compared to $4,033,000 for 1999. The increase of $934,000 (23%) reflects additional sales to new customers offset by a lower price per unit. Price competition (primarily from the ARC) remains intense.

Gross profit as a percentage of revenue was 22% ($1,071,000) for 2000, compared to 28% ($1,129,000) in 1999. The decrease reflects lower prices per unit due to the above described price competition.
During 2000, our gross profit decreased as a result of product mix and lower average number of products collected per donation.

Blood Services
--------------

Blood Services revenue for 2000 was $6,818,000 compared to $7,161,000 for 1999, a decrease of $343,000 (5%). The total number of therapeutic apheresis procedures in both years was approximately 6,300. During 2000, more procedures were directed to our BMP customers and fewer procedures were directed to our regional customers. Only the revenue from procedures performed for our regional customers are included in Blood Services revenue. The revenue from therapeutic apheresis procedures performed for our BMP customers is included with BMP revenues. Additionally, the cost of albumin, a protein replacement fluid used in certain therapeutic procedures, and the price we charged our customers, decreased in 2000 compared to 1999.

Gross profit as a percentage of revenue was 33% ($2,219,000) in 2000, compared to 26% ($1,848,000) in 1999. The increase in gross profit is a result of better cost controls, improved efficiencies and changes in the mix of sales from various regions. The cost controls and efficiencies resulted from better labor utilization by reducing overtime and associated payroll expenses.

Gain on Disposition
-------------------

Previously, we operated a blood management program in St. Louis, Missouri called Gateway. This program was sold during 1997. As part of the terms of the sale we were entitled to receive a payment of $100,000 when the program received an FDA establishment license. During the first quarter of 1999 we received this amount and accounted for this cash receipt as an additional gain on the sale of Gateway. During 2000, we did not experience a similar gain.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $3,401,000 for 2000, compared to $3,041,000 for 1999. The increase of $360,000 (12%) reflects additional expenses incurred in connection with our sponsorship of the California legislative initiative (AB2714) (See Liquidity and Capital Resources) and expanded marketing efforts. As a percentage of revenue general and administrative expenses was 16% of revenue for both years.

Provision for income taxes
--------------------------

Prior to 1997 we incurred operating losses that we used to offset current income for financial reporting and tax purposes. Accordingly, we recognized minimal tax expense. Prior to December 31, 2000, we accounted for these accumulated losses by determining their future benefit, but did not recognize this benefit as an asset since our ability to use these losses in future periods was uncertain. During the fourth quarter of 2000, we determined that it was more likely than not that we would be able to utilize almost all of the tax benefits associated with these net operating losses. We recorded a deferred tax asset for the expected future tax benefit. The amount of the tax benefit as of December 31, 2000 is $3,093,000. Of this amount $1,239,000 is recorded as a current asset and $1,854,000 is recorded as a non-current asset. In future periods we will report a more normal tax expenses for financial reporting purposes. The normalized tax expenses will reduce the deferred tax assets. We will continue to use our net operating losses to offset future taxable income and minimize the amount of taxes we pay to the federal and state agencies. This adjustment will not impact our future cash flows.


Year ended December 31, 1999 compared to the Year ended December 31,
1998
--------------------------------------------------------------------

Revenue and Gross Profit Overview
---------------------------------

Revenue for 1999 was $19,021,000 compared to $13,124,000 for 1998.
This increase of $5,897,000 (45%) was due to revenues generated by CBS, which began operations in October 1998. This was partially offset by slightly lower California revenues from existing business lines.

Gross profit as a percentage of revenue was 21% ($4,026,000) for 1999, compared to 24% ($3,122,000) in 1999. The gross profit margins from CBS were less than the margins from our existing business lines. Therefore, while overall gross profits increased between years, the gross profit margin decreased.

Blood Management Programs
-------------------------

BMP revenue for 1999 was $7,827,000 compared to $3,592,000 during 1998. The increase of $4,235,000 (118%) is primarily due to the acquisition of CBS BMP activities in October 1998 plus the BMP at UCI, which opened in June 1999.

Gross profit as a percentage of revenue was 13% ($1,049,000) for 1999 compared to 9% ($312,000) in 1998. The increase in gross profit dollars is due to CBS and the UCI BMP. Additionally, the USC BMP purchased more apheresis platelet products produced by our Sherman Oaks facility.

Blood Products
--------------

Blood Products revenue for 1999 was $4,033,000 compared to $3,530,000 for 1998. The increase of $503,000 (14%) is partially related to the acquisition of CBS plus an increase in the volume of apheresis platelet sales in California. The increase in the amount of platelet units sold was offset by a decline in the average selling price per platelet.

Gross profit as a percentage of revenue was 28% ($1,129,000) for 1999 compared to 32% ($1,136,000) in 1998. Competition among apheresis platelet suppliers intensified during 1999. In response to the increased competition, we decreased our platelet prices to certain customers.


Blood Services
--------------

Blood Services revenue for 1999 was $7,161,000 compared to $6,002,000 for 1998. The increase of $1,159,000 (19%) was primarily due to the acquisition of CBS, which was offset by a decrease in California based regional blood services. The total number of therapeutic apheresis procedures in California was consistent between 1999 (2,772) and 1998 (2,724). However, in 1999 more procedures were performed for our BMP customers and fewer procedures were performed for non-BMP customers. Additionally, during 1998, we obtained an excess supply of albumin. This albumin purchase was at a favorable price and was sold to non-hospital customers. During 1998, we sold $306,000 of albumin. There were no sales of albumin to non-hospital customers during 1999.

Gross profit as a percentage of revenue was 26% ($1,848,000) for 1999
compared to 28% ($1,674,000) in the same period in 1998.   The decrease
reflects CBS's lower operating margin. In order to compete in certain markets, CBS charges less for therapeutic apheresis procedures than California based procedures. California based Blood Services remained constant at 30% for both years.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $3,041,000 for 1999, compared to $2,354,000 for 1998. The increase of $687,000 (29%) reflects the additional overhead costs required to support CBS's activities and includes increases in personnel, insurance, interest expense on borrowings used to fund the Coral acquisition and amortization of goodwill.

Additionally, temporary help and other general and administrative expenses increased during 1999 associated with integrating the Coral acquisition.
As a percentage of revenue, general and administrative expenses decreased to 16% of revenue in 1999 compared to 18% of revenue in 1998.

Quarterly Financial Data
------------------------

The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2000. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                    UNAUDITED
                        In thousands except per share data

                                      2000                                       1999
                                 Quarter Ended                              Quarter Ended
                    ---------------------------------------   ---------------------------------------
                    March 31  June 30   Sept. 30   Dec. 31    March 31   June 30   Sept. 30   Dec. 31
                    --------  -------   --------   --------   --------   -------   --------   -------
Revenues            $ 4,972   $ 5,373   $ 5,377    $ 5,790   $ 4,453    $ 4,994   $ 4,832    $ 4,742
Gross Profit          1,231     1,253     1,136      1,230       834      1,001     1,052      1,139
Pre-tax Income          340       342       317        450       248        210       281        346
Income Tax Provi-
 sion (benefit)          15        16        16     (2,948)        5          9        14          -
Net Income              325       326       301      3,398       243        201       267        346

EPS
  Basic             $  0.04    $ 0.04   $  0.04    $  0.45   $  0.03    $  0.03   $  0.04    $  0.04
  Diluted           $  0.04    $ 0.04   $  0.03    $  0.39   $  0.03    $  0.02   $  0.03    $  0.05



Liquidity and Capital Resources
-------------------------------

At December 31, 2000, we had cash and cash equivalents and marketable securities of $2,230,000 and working capital of $5,174,000. During the second quarter of 2000, we paid off our term note payable with a remaining balance of $457,000 using cash and marketable securities. Since the interest rate on the term note payable exceeded the average interest rate on our marketable securities, paying off the note should reduce future net interest expense.

We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (9.75% as of December 31, 2000). The second line of credit provides $350,000 for equipment purchases.
On an annual basis, we can convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 3% (9.71% as of December 31, 2000). These lines of credit are secured by substantially all of our unencumbered assets and require us to maintain certain financial covenants. As of December 31, 2000 we were in compliance with these covenants and there were no borrowings on these lines. In March 2001, we borrowed $117,000 to purchase equipment. These lines of credit mature on June 30, 2002.

During the second quarter of 2000, we experienced an increase in our accounts receivable balances as certain customers delayed payments. As of December 31, 1999, accounts receivable were collected in an average of 59 days. As of June 30, 2000, accounts receivable were collected in an average of 71 days. In response to the slowdown in collections we instituted certain collection procedures. These procedures include requiring stricter adherence to our credit terms, lowering the credit limits to slow paying customers and more frequent customer contact. As a result of these efforts, days sales outstanding were reduced during the third quarter 2000, to 65 days and down to 63 days by December 31, 2000. We will continue our adherence to these new procedures.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases are made in the open market or in private transactions depending on price and availability. We are funding the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. As of December 31, 2000, we repurchased 432,000 shares at an average price of $1.53 per share. Between January 1, 2001 and March 27, 2001, we repurchased an additional 223,000 shares at an average price of $1.13 per share.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision of December 31, 2002. This could have a material adverse effect on the Company's revenue and net income. Revenue from paid platelet donors was $5.6 million in 2000.

In February 2000, we sponsored AB 2714 in the California Legislature. The intent of this bill was to make permanent the provision of California law allowing payment of apheresis platelet donors. AB 2714 was overwhelmingly passed by the State Assembly and was submitted to the State Senate. The State Senate required significant modifications to the bill before passage. Rather than making the exemption permanent, the Senate extended the current exemption for one additional year. The modified bill was enacted into law on September 7, 2000. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2002, which could have a material adverse effect on our revenue and net income.

We anticipate that positive cash flow from our operations, cash and investments on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our needs during the next 12 months, including (i) expansion of BMP's and regional products and services,
(ii) the remaining costs of discontinued operations, (iii) additional repurchases of our outstanding common stock and (iv) other working capital requirements, including capital and operating lease commitments.

Effective November 2, 1998, our common stock became quoted on the OTC Bulletin Board. Prior to that date, our common stock was listed on the NASDAQ Small Cap Market ("NASDAQ"). Companies listed on the NASDAQ SmallCap Market are required to maintain a minimum bid price of $1.00, and our common stock was trading below the minimum price in excess of
the period prescribed by NASDAQ rules.   On October 29, 1998, our stock
was delisted from NASDAQ SmallCap. Although our common stock is quoted on the OTC Bulletin Board, the NASDAQ delisting may impair the liquidity of our common stock and our ability to raise capital. In order to be listed on the NASDAQ SmallCap, the price of our stock must reach and maintain a price of $4.00 for a prescribed period. The Company meets all of the requirements for exchange listing except for share price. The Company intends to maintain all listing requirements.

All of our operations are profitable except for PIH BMP that incurred certain start-up expenses this year and are expected to be profitable in the future. Our cash flow is positive. We periodically evaluate the profitability and viability of each of our operating units.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, the effects of discontinued operations, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, those relating to the ability of our Company to develop and market profitable outsourcing programs, obtain additional financing, to maintain profitability in certain Blood Management Programs centers, to continue its practice of compensating its donors, to retain existing customers, to improve the profitability of our Company's other operations, to expand its operations, to renew and comply with the covenants under its bank lines of credit and to effectively compete against the ARC and other competitors. Each of these risks and uncertainties as well as others are discussed in greater detail in the preceding sections of this 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

The Index to Financial Statements and Schedules appears on page F-1, the Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3-16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-------  -----------------------------------------------------------

None.

                              PART III


Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The information required by this Item is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year and is incorporated herein by this reference as if set forth in full.

Item 11.  Executive Compensation.
--------  -----------------------

The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year and is incorporated herein by this reference as if set forth in full.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The information required by this Item is set forth under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year and is incorporated herein by this reference as if set forth in full.

Item 13.  Certain Relationships and Related Transactions.
--------  ------------------------------------------------

The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year and is incorporated herein by this reference as if set forth in full.


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

2.1 Amended and Restated Asset Purchase Agreement between the Registrant, HemaBiologics, Inc. (a wholly owned subsidiary of the Registrant) and Atopix Pharmaceuticals Corporation, dated June 26, 1996 -- incorporated by reference to Exhibit
        2.1 to Form 10-Q of the Registrant for the quarter ended
        June 30, 1996.

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

4.3	Warrant Agreement between the Registrant and Joseph T.
        McDonald dated November 1, 1996--incorporated by reference to Exhibit 4.9 to Form 10-K of the Registrant for the year ended December 31, 1996.

4.4 Warrant Agreement between the Registrant and Kibel, Green, Inc., dated March 4, 1999--incorporated by reference to
        Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1999.

4.5 Warrant Agreement between the Registrant and Stuart Dinney, dated March 4, 1999 -- incorporated by reference to Exhibit
        4.2 to Form 10-Q of the Registrant for the quarter ended
        March 31, 1999.

4.6     Warrant Agreement between the Registrant and Lori Terra-
        Vassalo, dated March 4, 1999 -- incorporated by reference to
        Exhibit 4.8 to Form 10-K of the Registrant for the year ended December 31, 1999.

4.7     Rights Agreement between the Registrant and U.S. Stock
        Transfer Corporation dated March 3, 1998 -- incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

4.8 Amended Certificate of Determination dated March 18. 1998 -- incorporated by reference to Exhibit 4.8 on Form 10-K of the Registrant for the year ended December 31,1997.

4.9 Certificate of Determination of the Registrant's Series B Senior Convertible Preferred Stock between the Registrant and Comdisco Health Care Group dated October 23, 1998-- incorporated by reference to Exhibit 4.1 of Form 8-K of the Registrant dated November 5, 1998.

4.10 Registration Rights of Shareholders'-- Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996.

10.1	1986 Employee Stock Option Plan, as amended and restated
        through October 1994 --incorporated by reference to Exhibit
        10.4 to Form 10-Q of the Registrant for the quarter ended
        September 30, 1994.

10.2	1996 Stock Incentive Plan, as amended, of the Registrant--
        incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.

10.3	Office Building Lease dated August 21, 1998 between the
        Registrant and Tar Asset Addison Place, L.P.--incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.

10.4	Revolving Credit Loan and Security Agreement between the
        Registrant and Comerica Bank dated March 1, 2000 -- incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended March 31, 2000.

10.5	Promissory Note to HemaBiologics, Inc., a wholly owned
        subsidiary of the Registrant, from Joshua Levy dated January 1, 1996 -- incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 1995.

10.6	Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 1, 1996 -- incorporated by reference to Exhibit 10.11 to Form 10-K of the Registrant for the year ended December 31, 1995.

10.7	Loan Reimbursement Agreement between HemaBiologics, Inc., a
        wholly owned subsidiary of the Registrant, and Joshua Levy dated January 30, 1998.


10.8	Settlement Agreement between the Registrant and Medicorp,
        Inc. -- incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated July 19, 1996.

10.9	Foreclosure Sale Agreement between the Registrant and
        Comdisco Health Care Group, Inc dated October 23, 1998-- incorporated by reference to Exhibit 2.1 of Form 8-K of the Registrant dated November 5, 1998.

10.10	Employment agreement between the Registrant and William D.
        Nicely dated June 1, 2000 --incorporated by reference to
        Form 10-Q for the quarter ended June 30, 2000.

10.11	Services Agreement between the Registrant and Alan C.
        Darlington, dated March 10, 1999 -- incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended March 31, 1999.

10.12	Employment Agreement between the Registrant and Joshua Levy
	dated March 22, 2000.

11	Computation of earnings (loss) per common equivalent share

21  	Subsidiaries of the Registrant

23	Consent of Arthur Andersen LLP


(b) 	Reports on Form 8-K.

	None.

                             Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEMACARE CORPORATION


Dated:  April 2, 2001				   \s\ David Fractor
                                                ---------------------------
                                                David Fractor, Chief
                                                Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 2nd day of April 2001.


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

\s\ Charles R. Schwab, Jr.               Director
-----------------------------
Charles R. Schwab, Jr.


\s\  Julian L. Steffenhagen              Director
-----------------------------
Julian L. Steffenhagen


\s\  Robert L. Johnson                   Director
-----------------------------
Robert L. Johnson

	Index to Consolidated Financial Statements and Schedules
	Item 14(a)(1) and (2)




                                                              Sequential
                                                                 Page
                                                                Number
                                                              -----------

Report of Independent Public Accountants....................      F-2
Consolidated balance sheets at December 31, 2000 and
December 31, 1999...........................................      F-3

For the years ended December 31, 2000, 1999 and 1998:

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

Report of Independent Public Accountants


To the Shareholders and Board of Directors of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP
-------------------------
  ARTHUR ANDERSEN LLP



Los Angeles, California
February 23, 2001

Part I.  Financial Information
-------------------------------

Item 1. Financial Statements
-----------------------------


                            HEMACARE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

				                 December 31,      December 31,
                                                    2000               1999
                                                -------------     ------------
		ASSETS

Current assets:
  Cash and cash equivalents.................... $  1,362,000      $  1,490,000
  Marketable securities........................      868,000           778,000
  Accounts receivable, net of allowance for
   doubtful accounts of $204,000 (2000) and
   $256,000 (1999).............................    3,996,000         3,090,000
  Product inventories and supplies.............      723,000           781,000
  Prepaid expenses.............................      187,000           202,000
  Deferred taxes...............................    1,239,000                 -
                                                -------------     -------------
           Total current assets................    8,375,000         6,341,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $1,988,000 (2000) and $1,920,000 (1999)......      799,000           719,000
Goodwill, net of amortization of
  $115,000 (2000) and $62,000 (1999)...........      415,000           468,000
Deferred taxes.................................    1,854,000                 -
Other assets...................................       34,000            46,000
                                                -------------     -------------
                                                $  11,477,000      $  7,574,000
                                                =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $  2,044,000      $  1,305,000
  Accrued payroll and payroll taxes............      874,000           744,000
  Other accrued expenses.......................      156,000           235,000
  Current obligations under capital leases.....       51,000            63,000
  Current notes payable........................            -           138,000
  Reserve for discontinued operations..........       76,000            81,000
                                                -------------     -------------
           Total current liabilities...........    3,201,000         2,566,000

Obligations under capital leases, net
  of current portion...........................       46,000           188,000
Notes payable, net of current portion..........            -           353,000
Other long-term liabilities....................       27,000            27,000
Commitments and contingencies..................
Shareholders' equity:
  Preferred stock no par value - 5,000,000
   shares authorized, 450,000 issued and
   outstanding in 1999.........................            -            75,000
  Common stock, no par value - 20,000,000
    shares authorized, 7,689,657 issued and
    outstanding in 2000 and 7,475,082 issued
    and outstanding in 1999....................   13,164,000        13,676,000
  Accumulated deficit..........................   (4,961,000)       (9,311,000)
                                                -------------     -------------
           Total shareholders' equity..........    8,203,000         4,440,000
                                                -------------     -------------
                                                $ 11,477,000      $  7,574,000
                                                =============     =============


	      The accompanying notes are an integral part of these
                        consolidated financial statements.
				     F-3

                    HEMACARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


	                                        Years ended December 31,
                                          2000           1999           1998
                                      ------------   ------------   ------------
Revenues:
  Blood management programs.........  $  9,727,000   $  7,827,000   $ 3,592,000
  Regional operations
    Blood products..................     4,967,000      4,033,000     3,530,000
    Blood services..................     6,818,000      7,161,000     6,002,000
                                      -------------  -------------  ------------
    Total revenue...................    21,512,000     19,021,000    13,124,000

Operating costs and expenses:
  Blood management programs.........     8,167,000      6,778,000     3,280,000
  Regional operations
    Blood products..................     3,896,000      2,904,000     2,394,000
    Blood services..................     4,599,000      5,313,000     4,328,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................    16,662,000     14,995,000    10,002,000


    Gross profit....................     4,850,000      4,026,000     3,122,000

General and administrative expenses.     3,401,000      3,041,000     2,354,000

Gain on sale of Gateway Community
  Blood Program.....................             -        100,000             -
                                      -------------  -------------  ------------
Income from operations before
  income taxes......................     1,449,000      1,085,000       768,000
Provision (benefit) for income
   taxes............................    (2,901,000)        28,000        23,000
                                      -------------  -------------  ------------
Net Income..........................   $ 4,350,000   $  1,057,000   $   745,000
		                       ============= =============  ============

Income per share:
 Basic..............................  $       0.57   $       0.14   $      0.10
                                      =============  =============  ============

 Diluted............................  $       0.50   $       0.13   $      0.10
                                      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,567,000      7,393,000     7,268,000
                                      =============  =============  ============

Weighted average shares outstanding
 - diluted..........................     8,776,000      8,158,000     7,373,000
                                      =============  =============  ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.
				   F-4

                    HEMACARE CORPORATION AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


			           Preferred Stock         Common Stock    Accumulated
		           Shares     Amount      Shares       Amount        Deficit        Total
                          --------  ----------  ----------  ------------  -------------   -----------


Balances at December
 31, 1997...........             -  $      -     7,190,710  $13,515,000   $(11,113,000)   $ 2,402,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............             -         -        90,410       42,000              -         42,000
Issuance of pre-
 ferred stock.......       450,000    75,000             -            -              -         75,000
Non-cash
 compensation.......             -         -             -       27,000              -         27,000
Net income..........             -         -             -            -        745,000        745,000
		          ---------  --------  -----------   ------------  -------------  ------------
Balances at December
 31, 1998...........       450,000    75,000     7,281,120    13,584,000    (10,368,000)    3,291,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............                                96,462        44,000              -        44,000
Private placement...            -         -         97,500         9,000              -         9,000
Non-cash
 compensation.......            -         -              -        39,000              -        39,000
Net income..........            -         -              -             -      1,057,000     1,057,000
                          --------  --------   -----------   ------------  -------------   -----------
Balances at December
 31, 1999...........      450,000    75,000      7,475,082    13,676,000     (9,311,000)    4,440,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............                               115,133        75,000              -        75,000
Preferred stock
 conversion.........     (450,000)  (75,000)       500,000        75,000              -             -
Stock repurchased and
 warrants redeemed..                              (439,558)     (697,000)             -      (697,000)
Stock options and
 warrants exercised.            -         -         39,000        35,000              -        35,000
Net income..........            -         -              -             -      4,350,000     4,350,000
                          --------  --------    -----------  ------------  -------------   -----------
Balances at December
 31, 2000...........            -   $     -      7,689,657   $13,164,000   $ (4,961,000)   $ 8,203,000
                          ========  ========    ===========  ============  =============   ============


	                           The accompanying notes are an integral part of these
		                              consolidated financial statements.

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Years ended December 31,
                                                      2000            1999          1998
                                                   ------------   ------------  -------------
Cash flows from operating activities:
 Net Income......................................  $ 4,350,000    $ 1,057,000   $   745,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Recognition of deferred tax assets...........   (3,093,000)             -             -
    Depreciation and amortization................      198,000        334,000       175,000
    Gain on sale of assets.......................      (51,000)             -             -
    Issuance of common stock and options for
     compensation................................       75,000         83,000        69,000

 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable...     (906,000)       131,000      (415,000)
    Decrease (increase) in inventories, supplies
     and prepaid expenses........................       73,000       (110,000)     (203,000)
    (Increase) decrease in other assets, net.....            -        (10,000)        6,000
    Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities.....      790,000       (467,000)     (213,000)
    (Expenditures for) discontinued
     operations..................................       (5,000)       (28,000)       (6,000)
                                                   ------------   ------------  ------------
    Net cash provided by operating activities....     1,431,000       990,000       158,000

Cash flows from investing activities:
 Purchase of assets, net of cash acquired........            -              -      (555,000)
 Decrease in other assets........................       12,000         19,000        16,000
 Proceeds from sale of plant and equipment.......       17,000              -             -
 (Increase) decrease in marketable securities....      (90,000)      (490,000)       75,000
 (Purchase) of plant and equipment,net...........     (285,000)       (81,000)      (23,000)
                                                   ------------   ------------  ------------
  Net cash (used in) by investing activities.....     (346,000)      (552,000)     (487,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock..........       35,000              -             -
 Repurchase of common stock......................     (697,000)             -             -
 Borrowings from note payable....................            -              -       600,000
 Principal payments on line of credit, net and
   capital leases................................     (551,000)      (320,000)     (148,000)
                                                   ------------   ------------  ------------
 Net cash used in financing activities...........   (1,213,000)      (320,000)      452,000
                                                   ------------   ------------  ------------

 (Decrease) increase in cash and cash
  equivalents....................................     (128,000)       118,000       123,000
 Cash and cash equivalents at beginning of
   period........................................    1,490,000      1,372,000     1,249,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......  $ 1,362,000    $ 1,490,000   $ 1,372,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    22,000    $    93,000   $    23,000
                                                   ============   ============  ============

 Income taxes paid...............................  $   133,000    $    39,000   $         -
                                                   ============   ============  ============

Items not impacting cash flow:
 Increase in capital lease obligations...........  $         -    $   401,000   $   629,000
                                                   ============   ============  ============
 Liability for issuance of stock and warrants
  in connection with purchase of assets..........  $         -    $         -   $    22,000
                                                   ============   ============  ============
 Issuance of preferred stock in the purchase
  of assets......................................  $         -    $         -   $    75,000
                                                   ============   ============  ============

 Termination of capital leases...................  $    94,000    $   769,000   $         -
                                                   ============   ============  ============

 Conversion of preferred stock into common stock.  $    75,000    $         -   $         -
                                                   ============   ============  ============

		     The accompanying notes are an integral part of these
				consolidated financial statements.
                                              F-6

                          HemaCare Corporation
                Notes to Consolidated Financial Statements

Note 1 - Organization
---------------------

HemaCare Corporation was incorporated in California in 1978 for the purpose of providing blood products and blood services to hospitals and medical centers.

Coral Blood Services, Inc. ("CBS"), a wholly owned subsidiary of the Company, was formed in October 1998, for the purpose of purchasing certain assets of a company which had been in the business of supplying blood products and services to hospitals primarily in the eastern United States. (See Note 3.)

Note 2 - Summary of Accounting Policies
----------------------------------------

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities: Marketable securities consists principally of certificates of deposits with approximate fair market value. Substantially all of the Company's investments are managed by a large financial institution.
The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in
Debt and Equity Securities." The Company classifies its investments as held-to-maturity which are recorded at cost. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

Financial Instruments: Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value. The interest rate applied to capital leases is equal to the Company's borrowing rate, and therefore their carrying value approximates fair value.

Revenues and Accounts Receivable: Revenues are recognized upon acceptance of the blood products or the performance of blood services. Blood services revenues consist primarily of mobile therapeutics sales, while blood product revenues consist primarily of sales of single donor platelets and whole blood components that are manufactured or purchased and distributed by the Company. Accounts receivables are reviewed periodically for collectability.

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are accounted for on a first-in, first-out basis.

Plant and Equipment: Plant and equipment is stated at original cost. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over three to ten years. Leasehold improvements are amortized over the lesser of the their useful life or the length of the lease, ranging from three to five years. Capital equipment leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term. The cost of normal repairs and maintenance are expensed as incurred.

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

Per Share Data: Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, warrants and preferred stock.

Warrants and options to purchase 575,000, 863,800 and 1,443,300 shares of common stock outstanding at December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.

Concentration of risk: Sales of products and services to an unaffiliated hospital group accounted for $2,221,000 (12%) and $2,051,000 (16%) of the Company's revenues in 1999 and 1998 respectively. During 2000, no single customer accounted for more than 10% of the Company's revenues. At December 31, 2000 and 1999, no customer accounted for over 10% of the Company's accounts receivable.

Reclassification: Certain 1999 amounts have been reclassified to conform to 2000 presentations.

Note 3 - Acquisition
--------------------

In October 1998, the Company purchased, through its wholly owned subsidiary CBS, certain assets of Coral Therapeutics, Inc. ("Coral") from Coral's secured lender. Prior to the acquisition, Coral provided blood services to major university, teaching and community hospitals in Maine, New Hampshire, Massachusetts, Connecticut, New York, North Carolina and other states. The acquired assets included (i) approximately $1.6 million in accounts receivable, $600,000 of which were over 90 days old, (ii) inventory and supplies with a net book value of approximately $113,000 (iii) fixed assets with a net book value of approximately $248,000 and (iv) Coral's rights under its hospital contracts. Concurrent with the closing of the asset purchase, HemaCare extended offers of employment to most of Coral's employees.

The acquisition was accounted for as a purchase, and the operations of the acquired assets are included in the Company's consolidated operations for the period from the acquisition date (October 23, 1998). The acquisition price of the assets was $950,000 in cash and 450,000 shares of HemaCare's Series B senior convertible preferred stock. The Company financed the acquisition by (i) utilizing existing cash balances, (ii) borrowing $600,000 on its line of credit and (iii) issuing 450,000 shares of HemaCare Series B senior convertible preferred stock. In addition, warrants for 35,000 shares of HemaCare common stock exercisable at $0.31 per share, which was the current market price at the time of issuance, were issued to consultants who assisted in the acquisition.

Note 4 - Plant and Equipment
----------------------------

Plant and equipment consists of the following:



                                                    December 31,
                                            ---------------------------
                                              2000            1999
                                            ------------   ------------

Furniture, fixtures and equipment           $ 2,584,000    $ 2,444,000
Leasehold improvements                          203,000        195,000
                                            ------------   ------------
                                              2,787,000      2,639,000
Less accumulated depreciation and
 amortization                                (1,988,000)    (1,920,000)
                                            ------------   ------------
                                            $   799,000    $   719,000
                                            ============   ============


Equipment with a cost of $401,000 in 1999 and $1,369,000 in 1998 was financed by capital leases. In 1999, the Company terminated certain capital leases with a cost of $931,000. In 2000, there was no equipment financed by capitalized leases.

Note 5 - Line of Credit and Note Payable
----------------------------------------

Line of Credit

As of December 31, 1999, the Company maintained a line of credit with a commercial bank secured by its accounts receivable, inventory and equipment. Under the terms of the agreement, the Company was able to borrow up to the lesser of $1.2 million or 70% of eligible accounts receivable at an interest rate of prime plus 0.5% per annum. The Company was required to maintain certain financial covenants. As of December 31, 1999, there were no balances outstanding under this line of credit and the Company was in compliance with all covenants of the borrowing agreement.

During 2000, the Company replaced the above line of credit with two new lines of credit agreements, one relating to working capital and other for equipment purchases. Under the terms of the working capital agreement, the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus 0.25% (9.75% as of December 31, 2000). The Company has a line of credit of $350,000 for equipment purchases. Borrowings on the equipment purchase line of credit may be converted annually to a fully amortized note payable.
This equipment purchase line of credit bears interest at the rate of the bank's internal cost of funds plus 3.0% (9.71% as of December 31, 2000). Both of these lines of credit mature on June 30, 2002. The Company must maintain certain financial ratios and covenants with these line of credit agreements. As of December 31, 2000, there were no borrowings on either of these lines of credit and the Company was in compliance with all loan covenants.

Note Payable

In 1998 the Company entered into a term note with a bank, payable in 48 monthly payments of principal and interest of approximately $15,000 through February 2003. The note provided for interest at the prime rate plus one percent. During 2000, the Company paid the remaining balance on this note.

The Company incurred $18,000, $42,000 and $9,000 of interest expense in connection with the note payable and line of credit agreement in 2000, 1999 and 1998, respectively.

Note 6 - Leases
---------------

The Company has entered into several capital leases for equipment.

Future minimum payments are as follows:

Year Ending December 31,

2001                          $ 60,000
2002                            25,000
2003                            19,000
2004                             8,000
                              ---------
Total minimum lease payments   112,000
Less:  Amount representing
        interest               (15,000)
                              ---------
Present value of minimum
 lease payments                 97,000
Less current portion           (51,000)
                              ---------
                              $ 46,000
                              =========

The Company leases its facilities and certain equipment under operating leases that expire through the year 2003. Future minimum rentals under operating leases are as follows:


Year ending December 31,

2001                      $  335,000
2002                         291,000
2003                          55,000
2004                          45,000
                          ----------
                          $  726,000
                          ==========


Total rent expense under all operating leases was $497,000, $463,000 and $424,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 7 - Income Taxes
---------------------

The Provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                       2000        1999          1998
                   -----------    --------      --------
Current taxes:
   Federal.......  $    29,000    $   9,000     $  20,000
   State.........       56,000       19,000         3,000
                   ------------   ----------    ----------
                        85,000       28,000        23,000

Deferred taxes:
   Federal.......   (2,633,000)           -             -
   State.........     (353,000)           -             -
                   ------------   ----------    ----------
                    (2,986,000)   $       -     $       -

Provision (bene-
 fit) for income
 taxes...........  $(2,901,000)   $  28,000     $  23,000
                   ============   ==========    ==========


Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                      2000        1999         1998
                                   ----------   ---------   ----------
Income tax expense at federal
  statutory rate.................  $   493,000  $ 369,000   $ 261,000
State income taxes, net of
  federal benefit................       87,000     65,000      46,000
Change in valuation allowance....   (3,650,000)  (531,000)    324,000
Permanent differences............      146,000    120,000      32,000
Other............................       23,000      5,000       8,000
                                   ------------ ----------  ----------
Income tax expense (benefit).....  $(2,901,000) $  28,000   $  23,000
                                   ============ ==========  ==========


The Company has recorded a net deferred tax asset of $3,093,000 at December 31, 2000. The components of the net deferred tax asset at December 31, 2000 and 1999 are as follows:


                                      2000           1999
                                   -----------     -----------
Current:
Reserves.......................... $   76,000      $    96,000
Accrued expenses and other........    238,000          262,000
Net operating loss................    925,000                -
Valuation allowance...............          -         (358,000)
                                   ----------      ------------
                                   $1,239,000      $         -
                                   ==========      ============
Noncurrent:
Net operating loss................ $1,176,000      $ 2,572,000
Depreciation and amortization.....    199,000          240,000
Tax credit carryforward...........    866,000          866,000
Other.............................     13,000           14,000
Valuation allowance...............   (400,000)      (3,692,000)
                                   -----------     ------------
                                   $1,854,000      $         -
                                   ===========     ============

A valuation allowance is recorded if the weight of available evidence suggests it is more likely that not that some portion or all of the deferred tax asset will not be recognized. In previous periods the Company provided a valuation allowance against all of its deferred tax assets. A determination was made in the fourth quarter of 2000 that, based on recent historical and expected future operating results it is more likely than not that the Company will be able to realize a significant portion of its deferred tax assets.

At December 31, 2000, the Company had net operating loss carryforwards available for Federal income and state tax purposes of $6,100,000 and $400,000, respectively, expiring through 2010. At December 31, 2000, the Company had federal income tax credit carryforwards of approximately $500,000 expiring through 2010, and state tax credit carryforwards of approximately $300,000 which are not subject to expiration.

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


Note 8 - Shareholders' Equity
----------------------------

Stock Options

In July 1996, the Company's Board of Directors approved and adopted a new stock incentive plan (the "1996 Plan") which provides for grants of both stock options and shares of restricted stock. Prior to that date, options were granted under the Company's 1986 Stock Option Plan, as amended (the "1986 Plan").
A total of 2,000,000 shares may be granted under the terms of the 1996 Plan. The term of the options granted is determined by the Company's Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees must vest at a rate of at least 20% per year. The 1986 Plan expired in July 1996. At December 31, 2000, there were no options outstanding under the 1986 Plan.

The table below summarizes transactions in the 1986
Plan and the 1996 Plan (together, the "Plans").


                                       2000               1999                1998
                               ------------------   ----------------   ----------------
                               Shares       Price   Shares    Price    Shares    Price
                               ---------   ------  ---------  ------   --------  ------

Outstanding at beginning
  of year....................  1,321,300   $0.89     923,300  $1.12     495,800  $2.36
Granted......................    145,000    1.85     505,000   0.55     535,500   0.67
Exercised....................    (26,500)  (0.63)          -      -           -      -
Canceled.....................    (74,800)  (0.63)   (107,000) (2.38)   (107,500) (3.58)
                               ----------  ------   --------- ------   --------- ------
Outstanding at end of year...  1,365,000   $0.86   1,321,300  $0.89     923,300  $1.12
                               ==========  ======  ========== ======   ========= ======
Exercisable at end of year...    862,000   $0.85     520,800  $1.12     386,300  $1.61
                               ==========  ======  ========== ======   ========= ======


The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2000:




                                 Options Outstanding        Options Exercisable
                             ----------------------------   -------------------
Range of  Exercise Price       Shares      Life     Price     Shares    Price
------------------------     ---------   --------   -----    --------  -------
$0.41 to $0.75               1,025,000   7.7 years  $0.58    652,500  $0.56
$0.76 to $1.50                 215,500   4.0 years   1.31    138,000   1.46
$1.51 to $2.44                 125,000   8.5 years   2.35     72,000   2.32
                             ---------              -----    -------  -----
                             1,365,000              $0.86    862,000  $0.85
                             =========              =====    =======  =====

The Company grants stock options to employees and others in accordance with the terms of its Plans. Warrants are granted upon the Board of Directors' approval. The Company has elected to adopt SFAS 123 "Accounting for Stock-Based Compensation" for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company recognized $39,000 and $27,000 of compensation expense related to consulting options in 1999 and 1998, respectively. No compensation expense was recognized during 2000. Had compensation expense for all options granted been recognized in accordance with SFAS 123, the Company's net income and net income per share would have been as follows:


                                        Years ended December 31,
                                    2000          1999        1998
                                 -----------  -----------  ----------
Pro forma net income...........  $4,184,000    $ 870,000    $ 617,000
Pro forma basic net income
 per share.....................  $    0.55     $    0.12    $    0.08
Pro forma diluted net income
 per share.....................  $    0.48     $    0.11    $    0.08


The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:


                                       Years ended December 31,
                                    2000         1999         1998
                                ------------  -----------  -----------
Expected life.................  3 Years        3 Years     3 Years
Expected volatility...........    60%            80%         75%
Interest rate.................   6.2%           5.5%        5.5%
Dividend yield................    0 %            0 %         0 %


Warrants
--------

At December 31, 2000, 1999 and 1998, the Company had a total of 540,000, 600,000 and 520,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $4.54, $4.17 and $4.89, respectively. Of the outstanding warrants, 540,000, 540,000 and 500,000 were exercisable at weighted average exercise prices of $4.54, $4.54 and $4.96 in 2000, 1999 and 1998, respectively.

At December 31, 2000, 1999 and 1998 50,000, 50,000 and 70,000
warrants for consulting services were outstanding, respectively. The warrants outstanding at December 31, 2000, were exercisable with exercise prices between $3.13 and $3.69 and expire through June 2002.

In 1993, the Company issued warrants to purchase 400,000 shares of stock at $5.50 per share in connection with an acquisition of a license. (See Note 12.) These options expire in February
2003.

During 2000, 12,500 warrants previously issued for consulting services were exercised with an average price of $1.33 per share.
No warrants were exercised in 1999 or 1998.

Preferred Stock
---------------

In October 1998 as part of the purchase price of the acquisition of Coral (see Note 3), 450,000 shares of no par value Senior Convertible Series B preferred stock ("Series B Preferred") were issued to the seller. The Series B Preferred was convertible into 500,000 shares of HemaCare common stock, at the option of the holder at any time after one year from the date of issuance. In December 2000, the holder of the Series B Preferred converted all of the preferred stock into 500,000 share of HemaCare common stock.

Note 9 - Employee Salary Deferral Plan
--------------------------------------

HemaCare's Employee Salary Deferral Plan qualifies under Section 401(k) of the Internal Revenue Service Code (the "401(k) Plan"). Eligible employees may contribute up to 12 percent of their pre-tax salaries, subject to certain limitations. HemaCare may elect to match a portion of the employees' contribution. In 2000, 1999 and 1998, the Company elected to match 50 percent of each participant's contribution, up to 5% of the participants' annual salary, with HemaCare common stock.

During 2000, 1999 and 1998, HemaCare issued 114,275 ($75,000),
96,462 shares ($44,000) and 90,410 shares ($42,000) of common stock as matching contributions for the 1999, 1998 and 1997 plan years, respectively. Subsequent to December 31, 2000, the Company approved the issuance of approximately 98,578 shares ($99,000) in 2001 as matching contributions for the 2000 plan year.

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

In February 2000, AB 2714, sponsored by the Company, was introduced in the California Legislature. The intent of this bill was to make permanent the provision of California law allowing payment of apheresis platelet donors. AB 2714 was passed by the State Assembly and was submitted to the State Senate. The State Senate required significant modifications to the bill before passage. Rather than making the exemption permanent, the Senate extended the current exemption for one additional year. The modified bill was enacted into law on September 7, 2000. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision on December 31, 2002, which could have a material adverse effect on the Company's revenue and net income. During 2000, 1999 and 1998 revenues from apheresis platelets were $5,593,000, $4,764,000 and $4,067,000, respectively.

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

The Company entered into a long-term commitment with a vendor to purchase kits used to produce blood products from blood donors and to provide blood services to patients. Under the terms of the agreement, the Company is obligated to purchase $9.7 million of kits at established prices through May 2003.

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

Management uses more than one criteria to measure segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:


                                    BMP       Blood Products   Blood Services
                                -----------   --------------   --------------
2000
----
Depreciation and amortization   $  52,000     $ 13,000         $  26,000
Expenditures for fixed assets     119,000       35,000            31,000

1999
----
Depreciation and amortization   $ 142,000     $ 29,000         $ 114,000
Expenditures for fixed assets      11,000        3,000             3,000

1998
----
Depreciation and amortization   $  56,000     $ 18,000         $  52,000
Expenditures for fixed assets     484,000        4,000           338,000



Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.

Related Party Loan
------------------

In 1995 and 1994, the Company made a series of personal loans to Dr. Joshua Levy, then an officer and director of the Company totaling $98,000. The proceeds of these loans were used to refinance existing debt that was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrued interest at a rate equal to the rate paid by the Company under its line of credit. The Company received installment payments in accordance with the terms of this note of $15,000 in January 1996 and January 1997. Effective July 31, 1997, the Company entered into an agreement with Dr. Levy that superceded the 1996 note. Under the terms of this agreement, the Company agreed to forgive the remaining balance of Dr. Levy's note, including interest accrued at a 10% annual rate, over a five-year period so long as Dr. Levy remains employed by the Company. As of December 31, 2000, the balance remaining on this note receivable was $35,000.

Note 12 - Discontinued Operations
---------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath to supply the patients still receiving treatment for a limited period of time. There are currently two patients receiving Immupath treatments.
The Company has a reserve of $76,000 at December 31, 2000, for costs relating to the two patients receiving Immupath treatments. The Company does not expect discontinued operations to have a material impact on future operating results.

          Report of Independent Public Accountants on
                 Financial Statement Schedule



To the Shareholders and Board of Directors of HemaCare
Corporation:


We have audited in accordance with auditing standards, generally accepted in the United States, the consolidated financial statements included in HemaCare Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 23, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



 /s/ Arthur Andersen LLP
 ----------------------------
     ARTHUR ANDERSEN LLP




Los Angeles, California
February 23, 2001

                             HEMACARE CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             For The Years Ended December 31, 2000, 1999 and 1998




                                                  Additions
                                            ----------------------
                              Balance at    Charged to   Charged to                 Balance
                              beginning     costs and      other                    at end of
Description                   of period     expenses      accounts     Write-offs    period
---------------------------   ----------    -----------  ----------    -----------  ----------
Year ended December 31,
2000 - Allowance for
uncollectible accounts        $ 256,000     $(21,000)                  $  31,000    $ 204,000


Year ended December 31,
1999 - Allowance for
uncollectible accounts        $ 596,000     $     --     $(183,000)(1) $ 157,000    $ 256,000

Year ended December 31,
1998 - Allowance for
uncollectible accounts        $  81,000     $     --     $ 515,000 (2) $      --    $ 596,000


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

 4.3    Warrant Agreement between the Registrant and Joseph T.
        McDonald dated November 1, 1996--incorporated by reference to Exhibit 4.9 to Form 10-K of the Registrant for the year ended December 31, 1996....................................

 4.4    Warrant Agreement between the Registrant and Kibel, Green,
        Inc., dated March 4, 1999--incorporated by reference to
        Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended March 31, 1999.......................................

 4.5    Warrant Agreement between the Registrant and Stuart Dinney, dated March 4, 1999--incorporated by reference to Exhibit
        4.2 to Form 10-Q of the Registrant for the quarter ended
        March 31, 1999.............................................



 4.6    Warrant Agreement between the Registrant and Lori Terra-
        Vasslo, dated March 4, 1999 -- incorporated by reference
        to Exhibit 4.8 to Form 10-K of the Registrant for the
        year ended December 31, 1999...............................


 4.7     Rights Agreement between the Registrant and U.S. Stock
         Transfer Corporation dated March 3, 1998--incorporated
         by reference to Exhibit 4 to Form 8-K of the Registrant
         dated March 5, 1998.......................................

 4.8     Amended Certificate of Determination, dated March 18,
         1998--incorporated by reference to Exhibit 4.8 on Form
         10-K for the Registrant for the year ended December 31,
         1997.....................................................

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

10.4    Revolving Credit Loan and Security Agreement between the
        Registrant and Comerica Bank dated March 1, 2000 -- incorp-
        orated by reference to Exhibit 10.1 to Form 10-Q for the
        quarter ended March 31, 2000.......8.......................

10.5    Promissory Note to HemaBiologics, Inc., a wholly owned
        subsidiary of the Registrant, from Joshua Levy dated
        January 1, 1996--incorporated by reference to Exhibit
        10.10 to Form 10-K of the Registrant for the year ended
        December 31, 1995 ........................................


10.6    Pledge Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January
        1, 1996--incorporated by reference to Exhibit 10.11 to
        Form 10-K of the Registrant for the year ended December
        31, 1995...................................................

10.7    Loan Reimbursement Agreement between HemaBiologics, Inc., a wholly owned Subsidiary of the Registrant, and Joshua Levy dated January 30,1998--incorporated by reference to Exhibit
        10.10 of Form 10-K of the Registrant for the year ended
        December 31,1998...........................................

10.8    Settlement Agreement between the Registrant and Medicorp
        Inc.--incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant dated July 19, 1996 ......................

10.9    Foreclosure Sale Agreement between the Registrant and
        Comdisco Health Care Group, Inc., dated October 23, 1998
        --incorporated by reference to Exhibit 2.1 of Form 8-K of
        the Registrant dated November 5, 1998.......................

10.10   Employment Agreement between the Registrant and William
        D. Nicely, dated June 1, 2000 -- incorporated by reference to Form 10-Q for the quarter ended June 30, 2000............

10.11   Services Agreement between the Registrant and Alan C.
        Darlington, dated March 10, 1999--incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the
        quarter ended March 31, 1999................................

10.12   Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000........................................Filed herewith
                                                                    Electronically
11      Computation of earnings (loss) per common equivalent share..Filed herewith
                                                                    Electronically

21      Subsidiaries of the Registrant............................. Filed herewith
                                                                    Electronically

23      Consent of Arthur Andersen LLP............................. Filed herewith
                                                                    Electronically
