Form 10-K405/A
period 2000-12-31
HEMACARE CORP /CA/
filed 2001-05-01
CIK 801748

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K/A



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
             Index to Consolidated Financial Statements and
              Schedules............................................  F-1


                                PART I
Item 1.  Business.

General
-------

HemaCare Corporation collects, processes and distributes blood products to hospitals in the United States. Additionally, we provide blood related services ("therapeutic apheresis" or "TA"), on a mobile basis, to patients with a variety of disorders. Therapeutic apheresis is usually provided in the hospital setting under contractual arrangements with the hospital as an outside purchased service.

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

However, there is no assurance that our national growth strategy will be successful. In particular, we compete with major blood centers (such as, the American Red Cross) that have significantly greater financial resources and organizational depth than the Company. Further such organizations have, in many instances, established a history of close relationships with their hospital clients through both formal and informal working arrangements that may preclude our cost-effective programs from being acceptable to hospitals.

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

The human body replaces lost or donated blood components at different rates, in particular the body replaces red blood cells at much slower rates than either plasma or platelets. To protect the health of blood donors the AABB and the FDA have established guidelines that govern how often blood components can be collected from the same individual. These guidelines are summarized below:


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

Collections:
------------
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

Transfusions:
-------------
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

A summary of our blood product collections for the last three years follows:

                             2000          1999          1998
                          ----------    ----------    ----------
California:
-----------
  Single donor platelets  15,700        10,900         8,900
  Whole blood collections 14,100         3,200         3,000
                          -------       -------       -------
                          29,800        14,100        11,900

Eastern United States:
----------------------
  Single donor platelets   7,200         6,800         1,100
  Whole blood collections  2,500         2,300           400
                          -------       -------       -------
                           9,700         9,100         1,500
                          -------       -------       -------

Total collections         39,500        23,200        13,400
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

We have produced only leukoreduced apheresis platelets for several years. With the implementation of universal leukoreduction for red blood cells (and the anticipated price increases) we anticipate that whole blood collections will become a product line that will provide attractive margins. However, there can be no assurance that price increases will materialize.

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

Most blood bankers believe that the safest blood donors are repeat donors who have been repeatedly tested for infectious disease and through the blood donation process are consistently reminded about the importance of maintaining healthy lifestyles and avoiding risk behaviors. Because our program encourages repeat donations last year we produced 14,500 platelet units using fewer than 700 individual donors. On average a platelet produced in our program comes from a donor who has donated (and been tested) more than 35 times. Our average donor donates more than 15 times each year.

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

California Legislative Authorization
------------------------------------

In 1974 California enacted legislation effectively banning transfusion of blood products obtained from paid donors by requiring physicians to determine in each transfusion case that no blood products from unpaid volunteer donors were available. This legislation was enacted because there were no effective laboratory tests for detecting hepatitis or other infectious diseases at the time. This legislation also predates the commercialization of the technology to collect apheresis platelets.

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

While the Sherman Oaks facility specializes in collecting single donor platelets it is licensed for a full variety of blood products and serves as the principal processing location for most whole blood products collected in mobile drives for our California BMP customers.

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

Competition
-----------

General

We compete on the basis of responsiveness to customer needs, value-based pricing and the high quality of our services and products. Our competitors are generally not for profit entities including the ARC, and regional and community blood banks. Many of these organizations have greater financial, technical and personnel resources than we do. Since such competitors are tax exempt, they do not incur costs for many taxes that are levied on our operations and they have access to low cost tax-exempt debt to finance their operations.

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

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company, unlike the ARC and most community blood banks, compensates platelet donors who donate at its Sherman Oaks, California facility thereby enhancing its ability to retain a pool of qualified repeat platelet donors. Sales of apheresis platelets from paid donors may be prohibited by California law after December 2002 (See "Government Regulation" and "Risk Factors"). Platelet and whole blood donors at the Company's BMP donor centers are not given cash compensation.

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

Professional and Product Liability Insurance
--------------------------------------------

The nature of the Company's business is such that it may be subject to substantial liabilities for personal injury. We maintain medical professional liability insurance in the amount of $2,000,000 for a single occurrence and $5,000,000 in the aggregate per year in California, and and $1,000,000 for a single occurrence and $2,000,000 in the aggregate per year outside of California. There can be no assurance that potential insurance claims will not exceed present coverage or that additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

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

Immunoglobulin - Proteins produced by cells from the B-lymphocyte lineage that are responsible for destroying foreign antigen before it can cause harm.

Lymphocytes - Small white blood cells that are responsible for carrying out the activities of the immune system.

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

Our business strategy provides for expansion of our BMP operations with both new and existing markets. Such efforts are subject to the customary risks associated with opening a new BMP including, but not limited to, developing a donor base, engaging employees, price considerations and regulatory compliance. Accordingly, there are no assurances that future BMPs including the BMP in Chicago, scheduled to open in June 2001, will be profitable.

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

Our business strategy is partially based upon increased prices for all blood products except single donor platelets. Part of the increase in prices is expected to come from either government mandated or industry acceptance of universal leukoreduction of red blood cells. Although this is currently the trend in the industry , there are no assurances that it will continue in the future. If prices do not increase, or if they decline, then we may have difficulty in expanding beyond our current operations.

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

Gross profit as a percentage of revenue was 21% ($4,026,000) for 1998, compared to 24% ($3,122,000) in 1999. The gross profit margins from CBS were less than the margins from our existing business lines. Therefore, while overall gross profits increased between years, the gross profit margin decreased.

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


HEMACARE CORPORATION


Dated:  April 30, 2001				   \s\ David Fractor
                                                ---------------------------
                                                David Fractor, Chief
                                                Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of April 2001.


          Signature                     Title

\s\  Alan C. Darlington
-----------------------------            Chairman of the Board
Alan C. Darlington			 (Principal Executive Officer)


\s\  William D. Nicely                   Chief Executive Officer and Director
-----------------------------
William D. Nicely


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
