Form 10-Q
period 2001-03-31
HEMACARE CORP /CA/
filed 2001-05-15
CIK 801748

===============================================================================

                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549
                                           FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

	OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                                    HEMACARE CORPORATION
	             (Exact name of registrant as specified in its charter)

        California                                         95-3280412
------------------------------                   ----------------------------
State or other jurisdiction of              	(I.R.S. Employer I.D. Number)
incorporation or organization

         4954 Van Nuys Boulevard
        Sherman Oaks, California                    	      91403
(Address of principal executive offices)    		   (Zip Code)

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

As of May 11, 2001, 7,403,857 shares of Common Stock of the Registrant were issued and outstanding.

==============================================================================

                                          INDEX

                           HEMACARE CORPORATION AND SUBSIDIARIES



PART I.	 FINANCIAL INFORMATION
-------  ----------------------

Item 1.	 Financial Statements

	 Consolidated balance sheets - March 31, 2001 (unaudited) and
         December 31, 2000

	 Consolidated income statements - Three months ended March 31, 2001 and 2000 (unaudited)

         Consolidated statements of cash flows - Three months ended March 31, 2001 and 2000 (unaudited)

         Notes to consolidated financial statements - March 31, 2001

Item 2.	 Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk


PART II. OTHER INFORMATION
-------- ------------------

Item 1.	  Legal Proceedings

Item 2.	  Changes in Securities and Use of Proceeds

Item 3.	  Defaults Upon Senior Securities

Item 4.	  Submission of Matters to a Vote of Security Holders

Item 5.	  Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
----------

                          HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                           March 31,	   December 31,
                                                              2001             2000
                                                          ------------     -----------
							  (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $   766,000      $ 1,362,000
  Marketable securities................................       480,000          868,000
  Accounts receivable, net of allowance for
    doubtful accounts - $204,000 in 2001 and 2000......     4,803,000        3,996,000
  Product inventories and supplies.....................       652,000          723,000
  Prepaid expenses.....................................       173,000          187,000
  Deferred income taxes................................     1,239,000        1,239,000
                                                          ------------     ------------
              Total current assets.....................     8,113,000        8,375,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,045,000 (2001) and $1,988,000 (2000)..............       949,000          799,000
Goodwill, net of amortization of $128,000 (2001) and
  $115,000 (2000)......................................       402,000          415,000
Deferred taxes.........................................     1,733,000        1,854,000
Other assets...........................................        24,000           34,000
                                                          ------------     ------------
                                                          $11,221,000      $11,477,000
                                                          ============     ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,694,000      $ 2,044,000
  Accrued payroll and payroll taxes....................     1,019,000          874,000
  Other accrued expenses...............................       116,000          156,000
  Current obligations under capital leases.............        47,000           51,000
  Current obligations under note payable...............        29,000               --
  Reserve for discontinued operations..................        75,000           76,000
                                                          ------------     ------------
              Total current liabilities................     2,980,000        3,201,000

Obligations under capital leases, net
  of current portion...................................        39,000           46,000
Note payable, net of current portion...................        85,000               --
Other long-term liabilities............................        27,000           27,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, no par value - 20,000,000
   shares authorized, 7,403,857 issued and
   outstanding in 2001 and 7,689,657 in 2000...........    12,832,000       13,164,000
  Accumulated deficit..................................    (4,742,000)      (4,961,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,090,000        8,203,000
                                                          ------------     ------------
                                                          $11,221,000      $11,477,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                                       Three months ended March 31,
                                                          2001           1999
                                                      -------------   -------------
Revenues:
  Blood management programs.........................  $ 2,720,000     $ 2,253,000
  Regional operations
    Blood products..................................    1,380,000       1,039,000
    Blood services..................................    1,957,000       1,680,000
                                                      ------------    ------------
      Total revenue.................................    6,057,000       4,972,000

Operating costs and expenses:
  Blood management programs.........................    2,344,000       1,820,000
  Regional operations
    Blood products..................................    1,249,000         788,000
    Blood services..................................    1,272,000       1,133,000
                                                      ------------    ------------
       Total operating costs and expenses...........    4,865,000       3,741,000
                                                      ------------    ------------
       Gross profit.................................    1,192,000       1,231,000

General and administrative expense..................      845,000         891,000
                                                      ------------    ------------
Income before income taxes..........................      347,000         340,000
Provision for income taxes..........................      128,000          15,000
                                                      ------------    ------------
     Net income.....................................  $   219,000     $   325,000
                                                      ============    ============
Basic and diluted per share amounts.................  $      0.03     $      0.04
                                                      ============    ============
Weighted average shares outstanding - basic.........    7,505,000       7,489,000
                                                      ============    ============
Weighted average shares outstanding - diluted.......    8,036,000       8,888,000
                                                      ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three months ended March 31,
                                                                 2001          2000
                                                             ------------    ------------
Cash flows from operating activities:
  Net income...............................................  $  219,000     $  325,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Provision for losses on accounts receviable...........           -          6,000
     Depreciation and amortization.........................      70,000         59,000
     Deferred income taxes used to offset current period
       income..............................................     121,000              -

Changes in operating assets and liabilities:
      (Increase) in accounts receivable.....................   (807,000)      (508,000)
      Decrease in inventories, supplies and prepaid
       expenses.............................................     85,000         42,000
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities......................   (245,000)       282,000
      (Expenditures) for discontinued operations............     (1,000)             -
                                                             -----------    -----------
      Net cash provided by operating activities.............   (558,000)       206,000

Cash flows from investing activities:
  Decrease in other assets..................................     10,000          4,000
  Decrease (increase) in marketable securities..............    388,000       (396,000)
  (Purchase) of plant and equipment, net....................    (91,000)       (15,000)
                                                              ----------    -----------
  Net cash used in investing activities.....................    307,000       (407,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock....................          -         34,000
  Principal payments on line of credit, capital leases
    and note payable........................................    (13,000)       (49,000)
  Repurchase of common stock................................   (332,000)             -
                                                             -----------    -----------
  Net cash used in financing activities.....................   (345,000)       (15,000)
                                                             -----------    -----------

Decrease in cash and cash equivalents.......................   (596,000)      (216,000)
Cash and cash equivalents at beginning of period............  1,362,000      1,490,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $  766,000     $1,274,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $    3,000     $   13,000
                                                             ===========    ===========
  Income taxes paid......................................... $    7,000     $   36,000
                                                             ===========    ===========
  Items not affecting cash flow:
     Note payable issued in connection with acquisition
      of plant and equipment................................ $  116,000     $        -
                                                             ===========    ===========

                                     5

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                                HemaCare Corporation
                      Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended
December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Note Payable, Bank

In February 2001, HemaCare financed the acquisition of certain vehicles with a note payable to a bank in the amount of $116,500. The note requires monthly principal payments of $2,428 plus interest at the rate of 8.3% per annum. The note matures in February 2005 and is secured by the acquired vehicles.

Note 3 - Commitments and Contingencies

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors have been exempted from this law by a series of state statutes the latest of which expires on December 31, 2002. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision and could have a material adverse effect on HemaCare's revenue and net income.

State and Federal laws set forth antikickback and self-referral prohibitions and otherwise regulate financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While HemaCare believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations will not prohibit or adversely impact the delivery by HemaCare of its services and products.

Note 4 - Common Stock

On July 5, 2000, HemaCare announced its intention to repurchase up to 15% of its outstanding shares, or up to 1.1 million shares. HemaCare repurchases these shares from time to time in open market and private transactions depending on price and availability. As of March 31, 2001, HemaCare repurchased
725,000 shares at an average cost per share of $1.36, including the purchase of 293,000 shares during the quarter at an average price of $1.15.


Note 5 - Business Segments

HemaCare operates in three business segments, each of which represents a separate business activity. The segments and a description of their business activities follows:

- Blood Products - the collection, manufacture and distribution of blood components derived from whole blood collections and blood component collections using a specialized blood separation process called apheresis.

- Blood Services - therapeutic apheresis and stem cell collection procedures, and donor testing.

- Blood Management Programs (BMP) - outsource programs that provide all or a major portion of the blood products and blood services to a specific hospital client.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare's consolidated financial statements, which present revenue from external customers and operating income for each segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------  ------------------------------------------------------------

Our business activities include regional sales of blood products
("Blood Products") and blood related services ("Blood Services") and blood management programs ("Blood Management Programs" or "BMPs").

Our regional Blood Products operations provide blood components to all hospitals in a region where we can obtain supplier relationships. Blood Products include apheresis platelets and whole blood components, such as red blood cells and plasma products. Our operations specialize in providing single donor platelets, a blood component that promotes clotting and is essential to stop bleeding. Single donor platelets are generally in short supply in the US and have a very short useful life after collection (5 days).

Our Blood Services include therapeutic apheresis products and stem cell collections utilizing specialized equipment and specially trained nursing staff, generally in a hospital setting. Additionally, Blood Services operations include blood testing services performed for hospitals which operate their own blood collection programs.

Our Blood Management Programs are customized contractual arrangements under which HemaCare assumes responsibility for providing blood products and blood services to a specific hospital. Generally each BMP involves HemaCare managing and staffing a blood collection center on the hospital campus, conducting blood component collection drives in the hospital's local community and assuming responsibility for regulatory compliance of blood collection operations. Each BMP provides the hospital with a substantial portion of its blood product needs, thereby reducing the reliance of the hospital on blood supplies provided by a regional blood center.

In February 2000, we started a Blood Management Program with Long Beach Memorial Medical Center ("LBMMC") and in May 2000 opened a Blood Management Program with Presbyterian Intercommunity Hospital ("PIH")
both of which are located in Southern California.   Nationally, we now
operate eight blood management programs. A ninth BMP, for Children's Memorial Hospital in Chicago, Illinois, is in the start up stage and will begin operations June 1, 2001.

In addition to the new programs, we operate BMP programs for two hospitals affiliated with the University of Southern California (University Hospital and Kenneth Norris Cancer Hospital); the Medical Center operated by the University of California, Irvine; Dartmouth-Hitchcock Medical Center ("DHMC"), affiliated with Dartmouth Medical College in New Hampshire; St. Vincent Hospital at Worcester Medical Center ("St. Vincent") in Massachusetts; and the UNC Hospitals affiliated with University of North Carolina in Chapel Hill.

We also operate a Blood Management Program for Maine Medical Center in Portland Maine. During 2000, we expanded our operations in Maine and our Maine Blood Center now provides some blood products and services to other hospitals in the region. For comparability purposes we continue to classify these activities as a Blood Management Program.

All comparisons within the following discussions are to the previous year.


Revenue and Gross Profit and Net Income Overview
------------------------------------------------

Revenue in 2001 was $6,057,000 compared to $4,972,000 in 2000.  The increase of $1,085,000 (22%) reflects the expansion of all of our business segments. Gross profits were $1,192,000 (20% of revenues) in 2001 compared to $1,231,000 (25% of revenues) in 2000.

Income before taxes totaled $347,000 in 2001, slightly improved from $340,000 in 2000. Net income in 2001 was $219,000 compared to $325,000 in 2000. Earnings per share (primary and diluted) for the quarter totaled $0.03 in 2001 compared to $0.04 in the prior year.

The decrease in net income and earnings per share primarily result from increased income tax expense in 2001. Earnings per share reflect reduced net income and the positive effects of fewer shares outstanding in 2001.

The decrease in gross profits and gross profit margins is primarily the result of lower levels of profitability in our California BMP and regional Blood Products operations. These decreases were partially offset by increases in profits and profit margins in our Eastern US BMP operations and Blood Services operations in both California and the Eastern US.

Blood Products
--------------

Blood Products revenue in 2001 was $1,380,000 compared to $1,039,000 in 2000. The increase of $341,000 (33%) reflects increased sales to our existing customers, the addition of new hospital customers and sales to hospitals normally supplied by the American Red Cross (ARC) when the ARC was not able to supply their platelet needs. Gross profits of the Blood Products segment declined to $131,000 (9% of revenues) in 2001 from $251,000 (24% of revenue) in 2000.

Most Blood Products revenues and activities are generated from our donor center operation in Sherman Oaks, California. This center specializes in producing single donor platelets. The decrease in profitability in this segment, despite higher sales, results from several factors. These include: 1) full implementation of a new regulatory requirement that reduced the average number of saleable platelet units obtained with each collection procedure; 2) higher donor recruiting and compensation costs incurred to meet additional unanticipated product demand; 3) high rates of product returns and consequent product outdating during certain weeks of the quarter; 4) continued aggressive price competition from the ARC for single donor platelets in California; and 5) less than optimum cost controls in place at our Sherman Oaks collection and production facility.

With the exception of single donor platelet product pricing (discussed below), management has undertaken several steps to address the low profitability of Sherman Oaks product operations. These include: 1) evaluation of new laboratory technology to improve the average product yield per collection procedure; 2) improved inventory monitoring and production scheduling to reduce extra donor recruiting costs and product outdates; and 3) stricter controls on labor costs and employee overtime.

Blood Product Pricing and Litigation Against the American Red Cross

Blood product prices in the greater Los Angeles area are effectively set by the ARC which supplies more than 95% of the area's whole blood derived products (red blood cells and plasma products for transfusion) and approximately 70% of single donor platelets. HemaCare estimates that we provide approximately 30% of the area's single donor platelets. Since 1997 the ARC has lowered its prices for single donor platelets in the Los Angeles area by more than 30%. The ARC price reductions have been implemented despite the increasing costs of producing the product (these costs are associated with new infectious disease testing protocols, consequent shorter product shelf life and higher product expirations) and despite the fact that the ARC reports that its blood product operations generate operating losses in Southern California.

HemaCare has filed a lawsuit against the ARC alleging violation of Federal antitrust laws and unfair competition. Our lawsuit contends that ARC business practices are designed to prevent or eliminate competition in the blood products and services industry. Specific to Southern California, our lawsuit alleges that ARC pricing practices for single donor platelets in the Los Angeles area are predatory and are designed to eliminate HemaCare as a competitor in this market. Our contentions in the lawsuit are supported by the fact that ARC prices for single donor platelets in Los Angeles are lower than ARC prices in all other areas of the US, and that Los Angeles is a high cost market for both blood products and other healthcare services relative to most other parts of the US.

Recently, the ARC has announced major changes in pricing structure for blood products in the Los Angeles area. The changes consist of further reductions in prices of single donor platelets and major increases in the prices of other blood products.

We anticipate that profit margins in the Blood Products segment will improve from levels generated in the first quarter of 2001 as a result of improved cost controls and other factors. However, competitive pricing pressure in this segment is expected to continue to negatively affect out profit margins from sales of single donor platelets in California until the ARC revises its pricing strategy.

Blood Services
--------------

Blood Services revenue in 2001 was $1,957,000 compared to $1,680,000 in 2000. The increase of $277,000 (16%) is related to increased procedure volumes at existing hospital clients and to a lesser extent procedures performed at new hospital clients. Gross profit as a percentage of revenue was 35% ($685,000) in 2001, compared to 33% ($547,000) in 2000.
The increase in gross profit percentages reflects increased operating effectiveness associated with higher procedure volumes.

Blood Management Programs
-------------------------

Revenue in 2001 was $2,720,000 compared to $2,253,000 in 2000, an increase of $467,000 (21%). Revenues for 2001 include three months of revenue from LBMMC BMP (opened in February 2000) and PIH BMP (opened in May 2000). Additionally, revenues at existing centers increased as a result of greater blood product collections. Gross profit as a percentage of revenue was 14% ($376,000) for 2001, compared to 19% ($433,000) in 2000. The decrease in BMP gross profits and profit margins between periods relates to increased labor costs in California BMPs and higher blood product purchase costs in our BMP at St. Vincent's. Additionally, California BMP profit margins were negatively impacted by lower profit margins associated with single donor platelets collected and manufactured at our Sherman Oaks facility but supplied to these hospitals.

The California BMP cost increases relate to the expansion of our blood collection programs with the objective of collecting significantly greater quantities of whole blood products in response to increased demand for these products. We expect that our expanded collection capabilities will benefit income and revenues in future periods as collections increase and market prices of whole blood products continue to increase. However, during the first quarter the costs associated with expanding these programs had a negative effect on profits.

Our BMP arrangement at St. Vincent's Hospital in Worcester, Massachusetts requires us to supply all of the hospital's blood needs at fixed prices. Blood that we are unable to collect in the donor center or in mobile blood drives must be purchased from regional blood providers at market prices. During the first quarter of 2001, the hospital's demand for blood significantly increased compared to historical consumption levels. As a result, we were required to purchase significant amounts of blood products from other blood centers, including the ARC in Massachusetts, to meet the hospitals needs. Blood product prices charged to us by the ARC significantly exceeds the prices we pay other blood centers and the prices we receive for such products from St. Vincent's. As a result this program generated a small loss in the first quarter of 2001. The BMP arrangement with St. Vincent's is currently being renegotiated; we anticipate that the new arrangement will be profitable.

General and Administrative Expenses
------------------------------------

General and administrative expenses were $845,000 for 2001, compared to $891,000 for 2000. The decrease of $46,000 (5%) reflects a reduction in professional and consulting fees in 2001. General and administrative expenses as a percentage of revenue were 14% in 2001 and 18% in 2000. The lower percentage reflects economies of scale associated with greater sales volumes.

Provision for income taxes
--------------------------

Prior to 1997 we incurred operating losses that are used to offset current income for income tax purposes. During the fourth quarter of 2000, we recorded a deferred tax asset for the expected future tax benefit of the net operating loss carryforwards. In 2001, we are reporting income tax expense at our effective tax rate for financial
reporting purposes.   Income tax expense reduces our deferred tax
assets. The amount of the tax benefit as of March 31, 2001 and December 31, 2000, is $2,972,000 and $3,093,000, respectively.
Of this amount, $1,239,000 is recorded as a current asset as of March 31, 2001 and December 31, 2000, and $1,733,000 and
$1,854,000 as of March 31, 2001 and December 31, 2000, respectively are recorded as non-current assets. We will continue to use our net operating losses to offset future taxable income and minimize the amount of taxes we pay to the federal and state agencies.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, HemaCare had cash and cash equivalents and marketable securities of $1,246,000 and working capital of $5,133,000. We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (8.25% as of March 31, 2001). The second line of credit provides $350,000 for equipment purchases. Periodically, we can convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 3% (8% as of March 31, 2001). These lines of credit are secured by substantially all of our unencumbered assets and require us to maintain certain financial covenants. These lines of credit mature on June 30, 2002. As of March 31, 2003, we were in compliance with these covenants.

In March 2001, we used our equipment line of credit to purchase equipment and have converted the obligation to a long-term note payable. As of March 31, 2001 the outstanding balance is $114,000. The note requires 48 monthly principal payments of $2,428.02 plus interest at the fixed rate of 8.3%. The loan is secured by two vehicles with a cost of approximately $80,000 and requires us to maintain certain financial covenants. As of March 31, 2001 we were in compliance with all of the covenants.

During the first quarter of 2001, we experienced an increase in our accounts receivable balances. As of December 31, 2000, accounts receivable were collected in an average of 63 days. As of March 31, 2001, accounts receivable were collected in an average of 72 days. During April, our accounts receivable collections improved and days sales outstanding returned to levels consistent with 2000 and prior years.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases are made in the open market or in private transactions depending on price and availability. We are funding the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. For the three months ended March 31, 2001, we repurchased an additional 293,000 shares at an average price of $1.15 per share. In total, HemaCare has repurchased 725,000 shares at an average price of $1.36 per share through March 31, 2001.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire on December 31, 2002. This could have a material adverse effect on HemaCare's revenue and net income. Revenue from paid platelet donors in the first quarter of 2001 was $1,494,000.

We anticipate that positive cash flow from our operations, cash and investments on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our current operating needs.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, those relating to the ability of our Company to develop and market profitable outsourcing programs, obtain additional financing, to maintain profitability in certain Blood Management Programs centers, to continue its practice of compensating its donors, to retain existing customers, to improve the profitability of our Company's other operations, to expand its operations, to renew and comply with the covenants under its bank lines of credit and to effectively compete against the ARC and other competitors. Each of these risks and uncertainties as well as others are discussed in greater detail in the 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 3.  Qualitative and Quantitative Disclosure About Market Risk
-------  ---------------------------------------------------------

         None


                         PART II.  OTHER INFORMATION


Item 1.	    Legal Proceedings

	    See disclosure in Form 10-K for the year ended
            December 31, 2000.

Item 2.	    Changes in Securities and Use of Proceeds  -  None

Item 3.	    Defaults Upon Senior Securities -  None

Item 4.	    Submission of Matters to a Vote of Security Holders - None

Item 5.	    Other Information - None

Item 6.	    Exhibits and Reports on Form 8-K

	    a.	Exhibits

                11  Net Income per Common and Common Equivalent Share

            b.	HemaCare did not file any reports on Form 8-K during the
                three months ended March 31, 2001.


                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   May 15, 2001                               HEMACARE CORPORATION
                                                       (Registrant)

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