Form 10-Q
period 2001-06-30
HEMACARE CORP /CA/
filed 2001-08-14
CIK 801748

==========================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

	OR

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                 	HEMACARE CORPORATION
	(Exact name of registrant as specified in its charter)


      California                                   95-3280412
-------------------------                 ----------------------------
(State or other jurisdiction              (I.R.S. Employer I.D. Number)
of incorporation or
organization)


      4954 Van Nuys Boulevard
     Sherman Oaks, California                   	    91403
(Address of principal executive offices)    	          (Zip Code)

                          ___________________

Registrant's telephone number, including area code: (818) 986-3883


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ X ] NO [ ]

As of August 9, 2001, 7,531,275 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

                                       INDEX

	               HEMACARE CORPORATION AND SUBSIDIARIES



PART I.	  FINANCIAL INFORMATION

Item 1.	  Financial Statements

          Consolidated balance sheets - June 30, 2001 (unaudited) and December 31, 2000

          Consolidated income statements - Three and six months ended June 30, 2001 and 2000 (unaudited)

          Consolidated statements of cash flows - Six months ended June 30, 2001 and 2000 (unaudited)

	  Notes to consolidated financial statements - June 30, 2001

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

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                          HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                            June 30,	   December 31,
                                                              2001             2000
                                                          ------------     -----------
							  (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,194,000      $ 1,362,000
  Marketable securities................................       296,000          868,000
  Accounts receivable, net of allowance for
    doubtful accounts - $202,000 in 2001 and $204,000
    in 2000............................................     4,535,000        3,996,000
  Product inventories and supplies.....................       648,000          723,000
  Prepaid expenses.....................................       298,000          187,000
  Deferred income taxes................................     1,239,000        1,239,000
                                                          ------------     ------------
              Total current assets.....................     8,210,000        8,375,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,102,000 (2001) and $1,988,000 (2000)..............     1,081,000          799,000
Goodwill, net of amortization of $142,000 (2001) and
  $115,000 (2000)......................................       388,000          415,000
Deferred taxes.........................................     1,673,000        1,854,000
Other assets...........................................        19,000           34,000
                                                          ------------     ------------
                                                          $11,371,000      $11,477,000
                                                          ============     ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,984,000      $ 2,044,000
  Accrued payroll and payroll taxes....................       666,000          874,000
  Other accrued expenses...............................       155,000          156,000
  Current obligations under capital leases.............        42,000           51,000
  Current obligations under note payable...............        29,000               --
  Reserve for discontinued operations..................        75,000           76,000
                                                          ------------     ------------
              Total current liabilities................     2,951,000        3,201,000

Obligations under capital leases, net
  of current portion...................................        33,000           46,000
Note payable, net of current portion...................        78,000               --
Other long-term liabilities............................        27,000           27,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, no par value - 20,000,000
   shares authorized, 7,458,205 issued and
   outstanding in 2001 and 7,689,657 in 2000...........    12,871,000       13,164,000
  Accumulated deficit..................................    (4,589,000)      (4,961,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,282,000        8,203,000
                                                          ------------     ------------
                                                          $11,371,000      $11,477,000
                                                          ============     ============

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                                       Three months ended March 31,  Six months ended June 30,
                                                          2001           2000            2001          2000
                                                      -------------   -------------  ------------- -----------
Revenues:
  Blood management programs.........................  $ 2,710,000     $ 2,342,000    $ 5,430,000   $ 4,595,000
  Regional operations
    Blood products..................................    1,387,000       1,280,000      2,767,000     2,319,000
    Blood services..................................    2,141,000       1,751,000      4,098,000     3,431,000
                                                      ------------    ------------   ------------  ------------
      Total revenue.................................    6,238,000       5,373,000     12,295,000    10,345,000

Operating costs and expenses:
  Blood management programs.........................    2,455,000       1,962,000      4,799,000     3,782,000
  Regional operations
    Blood products..................................    1,210,000         968,000      2,459,000     1,756,000
    Blood services..................................    1,362,000       1,190,000      2,634,000     2,323,000
                                                      ------------    ------------   ------------  ------------
       Total operating costs and expenses...........    5,027,000       4,120,000      9,892,000     7,861,000
                                                      ------------    ------------   ------------  ------------
       Gross profit.................................    1,211,000       1,253,000      2,403,000     2,484,000

General and administrative expenses.................      967,000         911,000      1,812,000     1,802,000
                                                      ------------    ------------   ------------  ------------
Income before income taxes..........................      244,000         342,000        591,000       682,000
Provision for income taxes..........................       91,000          16,000        219,000        31,000
                                                      ------------    ------------   ------------  ------------
     Net income.....................................  $   153,000     $   326,000    $   372,000   $   651,000
                                                      ============    ============   ============  ============
Income per share
  Basic.............................................  $      0.02     $      0.04    $      0.05   $      0.09
                                                      ============    ============   ============  ============
  Diluted...........................................  $      0.02     $      0.04    $      0.04   $      0.07
                                                      ============    ============   ============  ============

Weighted average shares outstanding - basic.........    7,431,000       7,625,000      7,508,000     7,561,000
                                                      ============    ============   ============  ============
Weighted average shares outstanding - diluted.......    8,119,000       8,905,000      8,297,000     8,905,000
                                                      ============    ============   ============  ============

                        The accompanying notes are an integral part of these
                                  consolidated financial statements.
                                                     4

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Six months ended June 30,
                                                                 2001          2000
                                                             ------------    ------------
Cash flows from operating activities:
  Net income...............................................  $  372,000     $  651,000
  Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization.........................     141,000        123,000
     Issuance of common stock and options for compensation.      93,000         75,000
     Deferred income taxes used to offset current period
       income..............................................     181,000              -

Changes in operating assets and liabilities:
      (Increase) in accounts receivable.....................   (539,000)      (952,000)
      (Increase) decrease in inventories, supplies and
        prepaid expenses....................................    (36,000)        25,000
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities......................   (269,000)       (56,000)
      (Expenditures) for discontinued operations............     (1,000)             -
                                                             -----------    -----------
      Net cash used in operating activities.................    (58,000)      (134,000)

Cash flows from investing activities:
  Decrease in other assets..................................     15,000          4,000
  Decrease (increase) in marketable securities..............    572,000       (204,000)
  (Purchase) of plant and equipment, net....................   (396,000)      (160,000)
                                                              ----------    -----------
  Net cash provided by (used in) investing activities.......    191,000       (360,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock....................          -         34,000
  Principal payments on line of credit, capital leases
    and note payable........................................    (31,000)      (521,000)
  Borrowings from equipment line of credit..................    116,000              -
  Repurchase of common stock................................   (386,000)             -
                                                             -----------    -----------
  Net cash used in financing activities.....................   (301,000)      (487,000)
                                                             -----------    -----------

Decrease in cash and cash equivalents.......................   (168,000)      (981,000)
Cash and cash equivalents at beginning of period............  1,362,000      1,490,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $ 1,194,000     $ 509,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $    8,000     $   20,000
                                                             ===========    ===========
  Income taxes paid......................................... $   46,000     $   36,000
                                                             ===========    ===========

                                     5

             The accompanying notes are an integral part of these
                     consolidated financial statements.

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Lines of Credit and Note Payable
-----------------------------------------

In February 2001, HemaCare financed the acquisition of certain vehicles with a note payable to a bank in the amount of $116,500. The note requires monthly principal payments of $2,428 plus interest at the rate of 8.3% per annum. The note matures in February 2005 and is secured by the acquired vehicles.

Subsequent to June 30, 2001, and subject to final bank approval, the Company signed a new loan commitment with its bank to modify the terms and conditions of the equipment purchase line of credit. The new agreement will provide for a maximum of $1.25 million to be used to acquire equipment and vehicles. Payments will be made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5% (7% as of June 30, 2001). This line of credit is collateralized by substantially all of the Company's assets and is cross defaulted with the Company's working capital line of credit. This new loan commitment, if approved by the bank, will replace the existing $350,000 equipment line of credit. The terms and conditions of the working capital line of credit remain unchanged.

Additionally, the Company has a working capital line of credit whereby the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus .25% (7% as of June 30, 2001). This line matures on June 30, 2002 and requires the maintenance of certain financial ratios and covenants. This line of credit is collateralized by substantially all of the Company's assets. As of June 30, 2001, there were no borrowings on this line of credit and the Company was in compliance with all loan covenants.

Note 3 - Commitments and Contingencies
---------------------------------------

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

Note 4 - Common Stock
---------------------

On July 5, 2000, HemaCare announced its intention to repurchase up to 15% of its outstanding shares, or up to 1.1 million shares. HemaCare repurchases these shares from time to time in open market and private transactions depending on price and availability. As of June 30, 2001, HemaCare repurchased 764,000 shares at an average cost per share of $1.37. During the six months ended June 30, 2001, the Company repurchased 332,000 shares at an average price of $1.18.

Note 5 - Business Segments
--------------------------

HemaCare operates in three business segments. The segments and a description of their business activities follows:

-	Blood Products - the collection, manufacture and distribution of blood components derived from whole blood collections and blood component collections using a specialized blood separation process called apheresis.

-	Blood Services - therapeutic apheresis and stem cell collection procedures, and donor testing.

-	Blood Management Programs (BMP) - outsource programs that
        provide all or a major portion of the blood products and blood services to a specific hospital client under a multiyear contractual agreement.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare's consolidated financial statements, which present revenue from external customers and operating income for each segment.

Note 6 - New Pronouncements
---------------------------

The FASB recently approved two statements: SFAS No. 141, Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We will adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statements on adoption would be discontinuing goodwill amortization and the possible recording of a goodwill impairment loss measured as of the date of the adoption.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

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

Our Blood Services include therapeutic apheresis procedures and stem cell collections utilizing specialized equipment and specially trained nursing staff, generally in a hospital setting. Additionally, Blood Services operations include blood testing services performed for hospitals that operate their own blood collection programs.

Our Blood Management Programs are customized contractual arrangements under which HemaCare assumes responsibility for providing blood products and blood services to a specific hospital. Generally each BMP involves HemaCare managing and staffing a blood collection center on the hospital campus, conducting blood component collection drives in the hospital's local community and assuming responsibility for regulatory compliance of blood collection operations. Each BMP provides the hospital with a substantial portion of its blood product needs, thereby reducing the reliance of the hospital on blood supplies provided by a regional blood center. Recently, we have developed BMP relationships with hospitals whereby we collect red blood cells and plasma on mobile blood drives conducted exclusively for and in the name of the hospital. In these instances we do not operate a blood collection center on the hospital's campus.

In February 2000, we started a Blood Management Program with Long Beach Memorial Medical Center ("LBMMC") and in May 2000 opened a Blood Management Program with Presbyterian Intercommunity Hospital ("PIH") both of which are located in Southern California. In 2001, we started a Blood Management Program with Children's Memorial Hospital in Chicago, Illinois, that began operations in June 2001. Nationally, we now operate nine major blood management programs and several smaller programs.

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

We also operate a Blood Management Program for Maine Medical Center in Scarborough, Maine. During 2000, we expanded our operations in Maine and our Maine Blood Center now provides some blood products and services to other hospitals in the region. For comparability purposes, we continue to classify these activities as a Blood Management Program.

Recent Developments
-------------------

In May 2001, the American Red Cross (ARC), which has a market share approaching 50% nationally and 100% in certain regions of the US, announced that it was significantly raising the price of red blood cells nationwide. The ARC stated it needed to increase prices to offset operating losses resulting from several years of selling blood products below cost. In addition, the ARC has implemented certain other product delivery and availability practices that further increase the cost of blood products to hospitals. The effect of the ARC actions is to substantially increase hospitals' costs of blood. In many instances the increases exceed 60% of the hospitals' total expenditures for blood products.

Several other major blood center organizations have also recently announced increases in the prices they charge hospitals for blood products.

Historically, our profit margins from blood products have been derived from production and sales of blood components other than red blood cells. While we have collected and produced red blood cells since 1995, the artificially low prices for these products have produced either marginal returns or operating losses. The new pricing levels for red blood cells established by the ARC present opportunities to earn reasonable profit margins on sales of these products while charging competitive prices. Additionally, the new pricing structure enables us to offer our BMP programs to many hospitals that previously would have been uneconomic since the hospitals' blood product utilization consists primarily of red blood cells with minimal use of other blood components (platelets, plasma, etc.). However, pursuing this initiative will require signficant expenditures, and we cannot assure that we will be successful in deriving increased earnings from these new opportunities.

Virtually all our existing hospital customers have requested that we expand the scope of our existing BMP operations to include increased red blood cell production. Additionally, we have increased our marketing efforts to hospitals in both existing and new markets.

Our efforts to increase production and sales of whole blood (from which red blood cells are derived) require that we expand our donor recruiting staff and increase staffing in the collections and processing area. Investments in these areas negatively impacted earnings in 2001 as further discussed below.

All comparisons within the following discussions are to the previous year.

Three-months ended June 30, 2001 compared to the three-months ended June
30, 2000
------------------------------------------------------------------------

Revenue and Gross Profit and Net Income Overview
------------------------------------------------

Revenue for the three-months ended June 30, 2001 was $6,238,000 compared to $5,373,000 in the same period of 2000. The increase of $865,000 (16%) reflects the expansion of all of our business segments. Gross profits were $1,211,000 (19% of revenues) in 2001 compared to $1,253,000 (23% of revenues) in 2000. The decrease in gross profits and gross profit margins primarily resulted from lower levels of profitability in our California BMP and regional Blood Products operations, start-up costs for a new BMP in Chicago and operating losses in a BMP in Massachusetts. This decrease was partially offset by increases in profitability in our Blood Services segment.

Income before taxes totaled $244,000 in 2001, compared to $342,000 in 2000. Net income in 2001 was $153,000 compared to $326,000 in 2000.
Earnings per share (basic and diluted) for the quarter totaled $0.02 in 2001 compared to $0.04 in the prior year.

BLOOD PRODUCTS

Blood Products revenue during the three-months ended June 30, 2001 was $1,387,000 compared to $1,280,000 in the same period of 2000. The increase of $107,000 (8%) reflects increased sales to our existing customers and the addition of new hospital customers. Gross profits of the Blood Products segment declined to $177,000 (13% of revenues) in 2001 from $312,000 (24% of revenue) in 2000.

Most Blood Products revenues and activities are generated from our donor center operation in Sherman Oaks, California. This center specializes in producing single donor platelets. The decrease in profitability in this segment, despite higher sales, results from several factors. These include: 1) full implementation of a new regulatory requirement that reduced the average number of saleable platelet units obtained with each collection procedure; 2) higher donor recruiting and compensation costs incurred to meet additional unanticipated product demand; 3) high rates of product returns and consequent product outdating during certain weeks of the quarter; 4) continued aggressive price competition from the ARC for single donor platelets in California; and 5) less than optimum inventory management controls in place at our Sherman Oaks collection and production facility.

During the second quarter of 2001, management undertook several steps to address the low profitability of Sherman Oaks product operations. These included: 1) evaluation of new laboratory technology to improve the average product yield per collection procedure; 2) improved inventory monitoring and production scheduling to reduce extra donor recruiting costs and product outdates; 3) stricter controls on labor costs and employee overtime; and 4) better product inventory management. As a result of these adjustments, the gross profit margin improved from 10% during the first quarter of 2001 to 13% during the second quarter. We are continuing our efforts to further improve the profitability of our Sherman Oaks operation, but cannot assure that those efforts will be successful.

BLOOD SERVICES

Blood Services revenue for the three-months ended June 30, 2001 was $2,141,000 compared to $1,751,000 in the same period of 2000, an increase of $390,000 (22%). We believe the increase in revenue is the result of increased demand for services and is partially attributable to our increased marketing efforts in the area of physician education. Gross profit as a percentage of revenue was 36% ($779,000) in 2001, compared to 32% ($561,000)
in 2000. The increase in gross profit percentages reflects increased operating effectiveness associated with higher procedure volumes.

BLOOD MANAGEMENT PROGRAMS

Revenue during the three-months ended June 30, 2001 was $2,710,000 compared to $2,342,000 for the same period of 2000, an increase of $368,000 (16%). Revenues for 2001 include three months of revenue from PIH BMP (opened in May 2000). Additionally, revenues at existing centers increased as a result of greater blood product collections. Gross profit as a percentage of revenue was 9% ($255,000) for 2001, compared to 16% ($380,000) in 2000. The decrease in BMP gross profits and profit margins between periods relates to poor cost controls in California BMPs, higher blood product purchase costs in our BMP at St. Vincent's and significant start up costs related to Children's Memorial
Hospital BMP. Additionally, California BMP profit margins were negatively impacted by lower profit margins associated with single donor platelets collected and manufactured at our Sherman Oaks facility and supplied to these hospitals.

The California BMP cost increases also relate to the expansion of our blood collection programs with the objective of collecting significantly greater quantities of whole blood products in response to increased demand for these products. We expect that our expanded collection capabilities will benefit income and revenues in future periods as collections increase and market prices of whole blood products continue to increase.
However, many of our expansion initiatives are just underway and are operating on a break-even or loss basis. We, therefore, cannot assure that they will be successful.

Unlike our other BMPs, our arrangement at St. Vincent's Hospital in Worcester, Massachusetts requires us to supply all of the hospital's blood needs at fixed prices. Blood that we are unable to collect in the donor center or in mobile blood drives must be purchased from other blood centers. During the second quarter of 2001, the hospital's demand for blood significantly increased compared to the same period of 2000, while we were unable to increase the number of units we collected. As a result, we were required to purchase significant amounts of blood products from other blood centers, including the ARC in Massachusetts, to meet the hospital's needs. During the three-months ended June 30, 2001, we purchased from the ARC 203 units of red cells at a cost of $41,000 compared to 42 units of red cells at a cost of $7,000 during the same period of 2000. As a result this program generated a loss in the second quarter of 2001. Our contractual arrangement expired on December 31, 2000 and we are operating under the terms of the old contract while we negotiate a new contract. We anticipate that the new arrangement will be profitable. In particular, the terms of the new agreement eliminate the requirement that we purchase blood from the ARC or other blood centers, effective September 1, 2001. If we are unable to reach an acceptable agreement with the hospital, this program will be terminated.

During the quarter ended June 30, 2001, we opened our BMP at Chicago's Children's Hospital. Under this agreement we operate a blood donor center on the hospital premises and provide therapeutic apheresis and stem cell collection services. During the quarter ended June 30, 2001, we incurred substantial start-up expenses and initial product collections were limited. As a result, we incurred start up losses of $85,000 during the quarter. We expect start-up losses to continue in the short term as this BMP builds a donor base and becomes fully operational.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $967,000 for the three-months ended June 30, 2001 compared to $911,000 during the same period of 2000, an increase of $56,000 (6%). This increase is partially caused by expenditures associated with the acquisition of a new computer system. These increases were partially offset by reductions in other expenses. General and administrative expenses as a percentage of revenue were 16% in 2001 and 17% in 2000.

Six-months ended June 30, 2001 compared to the six-months ended
June 30, 2000
---------------------------------------------------------------

Revenue and Gross Profit and Net Income Overview
-------------------------------------------------

Revenue for the six-months ended June 30, 2001 was $12,295,000 compared to $10,345,000 in same period of 2000. The increase of $1,950,000 (19%)
reflects the expansion of all of our business segments. Gross profits were $2,403,000 (20% of revenues) in 2001 compared to $2,484,000 (24% of revenues) in 2000.

Income before taxes totaled $591,000 in 2001, compared to $682,000 in 2000. Net income in 2001 was $372,000 compared to $651,000 in 2000.
Basic and diluted earnings per share were $0.05 and $0.04 in 2001 compared to $0.09 and $0.07 in the prior year.

The decrease in gross profits and gross profit margins is primarily the result of lower levels of profitability in our California BMP and regional Blood Products operations, start-up costs for a new BMP in Chicago and operating losses in a BMP in Massachusetts. These decreases were partially offset by increases in profits and profit margins in our Blood Services segments.

BLOOD PRODUCTS

Blood Products revenue for the first six-months of 2001 was $2,768,000 compared to $2,319,000 in the comparable period of 2000. The increase of $449,000 (19%) reflects increased sales to our existing customers, the addition of new hospital customers and sales to hospitals normally supplied by the ARC when the ARC was not able to supply their platelet needs. Gross profits of the Blood Products segment declined to $308,000 (11% of revenues) in 2001 from $563,000 (24% of revenue) in 2000.

Most Blood Products revenues and activities are generated from our donor center operation in Sherman Oaks, California. This center specializes in producing single donor platelets. The decrease in profitability in this segment, despite higher sales, results from several factors. These include: 1) full implementation of a new regulatory requirement that reduced the average number of saleable platelet units obtained with each collection procedure; 2) higher donor recruiting and compensation costs incurred to meet additional unanticipated product demand; 3) high rates of product returns and consequent product outdating during certain weeks of the quarter; 4) continued aggressive price competition from the ARC for single donor platelets in California (See Litigation Against the American Red Cross below); and 5) less than optimum inventory management controls in place at our Sherman Oaks collection and production facility.

During the second quarter of 2001, management undertook several steps to address the low profitability of Sherman Oaks product operations. These included: 1) evaluation of new laboratory technology to improve the average product yield per collection procedure; 2) improved inventory monitoring and production scheduling to reduce extra donor recruiting costs and product outdates; 3) stricter controls on labor costs and employee overtime; and 4) better product inventory management. Management undertook these changes late in the second quarter and as a result, they did not offset the decrease in profit margins mentioned above. Continued efforts in this area are anticipated to further improve profit margins in Sherman Oaks.

We anticipate that our costs to produce platelets will decrease as a result of improved cost controls and better inventory management. However, competitive pricing pressure in this segment is expected to continue to negatively affect our profit margins from sales of single donor platelets in California unless the ARC revises its pricing strategy.

Blood Product Pricing and Litigation Against the American Red Cross
-------------------------------------------------------------------

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

While the ARC announced major increases in its nationwide pricing structure effective July 1, 2001 for red blood cells, in the Los Angeles area the changes also involved further reductions in prices of single donor platelets. We expect continued pricing and margin pressure in Southern California platelet sales unless we can successfully conclude our litigation with the ARC.

BLOOD SERVICES

Blood Services revenue for the six-months ended June 30, 2001 was $4,097,000 compared to $3,431,000 in the same period of 2000, an increase of $666,000 (19%). The increase in revenue is the result of increased demand for services and, we believe, is partially attributable to our increased marketing efforts in the area of physician education. Gross profit as a percentage of revenue was 36% ($1,465,000) in 2001, compared to 32% ($1,108,000) in 2000. The increase in gross profit percentages reflects increased operating effectiveness associated with higher procedure volumes.

BLOOD MANAGEMENT PROGRAMS

Revenue during the first six-months of 2001 was $5,430,000 compared to $4,595,000 in the same period of 2000, an increase of $835,000 (18%). Revenues for 2001 include six months of revenue from LBMMC BMP (opened in February 2000) and PIH BMP (opened in May 2000). Additionally, revenues at existing centers increased as a result of greater blood product collections. Gross profit as a percentage of revenue was 12% ($630,000) for 2001, compared to 18% ($813,000) in 2000. The decrease in BMP gross profits and profit margins between periods relates to increased labor costs in California BMPs, higher blood product purchase costs in our BMP at St. Vincent's and significant start up costs related to Children's Memorial Hospital BMP. Additionally, California BMP profit margins were negatively impacted by lower profit margins associated with single donor platelets collected and manufactured at our Sherman Oaks facility and supplied to these hospitals.

The California BMP cost increases also relate to the expansion of our whole blood and red cell collection programs with the objective of collecting significantly greater quantities of products in response to increased demand and increasing prices for these products. We expect that our expanded collection capabilities will benefit income and revenues in future periods as collections increase and market prices of whole blood products continue to increase. However, many of these initiatives are just underway and are operating on a break-even or loss basis and we cannot assure that they will be successful.

Our BMP arrangement at St. Vincent's Hospital in Worcester, Massachusetts requires us to supply all of the hospital's blood needs at fixed prices. Blood that we are unable to collect in the donor center or in mobile blood drives must be purchased from other blood centers. During the first six months of 2001, the hospital's demand for blood significantly increased compared to the same period of 2000 while we were unable to increase the number of units we collected. As a result, we were required to purchase significant amounts of blood products from other blood centers, including the ARC in Massachusetts, to meet the hospitals needs. During the six-months ended June 30, 2001, we purchased from the ARC 323 units of red cells at a cost of $65,000 compared to 80 units of red cells at a cost of $14,000 during the same period of 2000. As a result, this program generated a loss in the six-months of 2001.
The BMP arrangement with St. Vincent's is currently being renegotiated and we anticipate that the new arrangement will be profitable. If we are unable to reach an acceptable agreement with the hospital, we will terminate this program.

During the six-months ended June 30, 2001, we opened our BMP at Chicago's Children's Hospital. We operate a blood donor center and collect blood products in mobile blood drives. Additionally, we provide therapeutic apheresis services. During the six-months ended June 30, 2001, we incurred substantial start-up expenses and initial product collections were limited. As a result, we incurred losses of $97,000 during the six-months ended June 30, 2001. We expect losses to continue in the short term as this BMP builds a donor base.

General and Administrative Expenses
------------------------------------

General and administrative expenses were $1,812,000 for 2001, compared to $1,802,000 for 2000 an increase of $10,000 (1%). General and administrative expenses as a percentage of revenue were 15% in 2001 and 17% in 2000. The lower percentage reflects economies of scale associated with greater sales volumes.

Provision for Income Taxes
--------------------------

Prior to 1997 we incurred operating losses that are used to offset
current income for income tax purposes.    During the fourth quarter of
2000, we recorded a deferred tax asset for the expected future tax benefit of the net operating loss carryforwards. In 2001, we are reporting income tax expense at our effective tax rate (37%) for
financial reporting purposes.   Income tax expense reduces our deferred
tax assets. The amount of the tax benefit as of June 30, 2001 is $2,912,000. Of this amount, $1,239,000 is recorded as a current asset and $1,673,000 is recorded as non-current assets. We will continue to use our net operating losses to offset future taxable income and minimize the amount of taxes we pay to the federal and state agencies.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001, HemaCare had cash and cash equivalents and marketable securities of $1,490,000 and working capital of $5,259,000. We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (7% as of June 30, 2001). The second line of credit provides $350,000 for equipment purchases. Periodically, we can convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 3% (7.2% as of June 30, 2001). These lines of credit are secured by substantially all of our assets and require us to maintain certain financial covenants. These lines of credit mature on June 30, 2003. As of June 30, 2001, we were in compliance with these covenants.

Subsequent to June 30, 2001, and subject to final bank approval, we signed a new loan commitment with our bank to modify the terms and conditions of the equipment purchase line of credit. The new agreement will provide for a maximum of $1.25 million to be used to acquire equipment and vehicles. Payments will be made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5%. This line of credit is collateralized by substantially all of our assets and is cross collateralized with our working capital line of credit and requires us to maintain certain financial covenants. This new loan commitment, if approved by the bank, will replace the existing $350,000 equipment line of credit. The terms and conditions of the working capital line of credit remain unchanged.

In March 2001, we used our equipment line of credit to purchase equipment and have converted the obligation to a long-term note payable. As of June 30, 2001 the outstanding balance is $107,000. The note requires 48 monthly principal payments of $2,428.02 plus interest at the fixed rate
of 8.3%.    As of June 30, 2001 we were in compliance with all of the
covenants.

Our programs to expand whole blood collections for existing customers and to extend our blood collection and blood management programs to new hospital customers will require significant capital investments in new equipment for new blood collection centers, mobile collection units ("bloodmobiles"), blood processing laboratories and other supporting facilities. Additionally, these new programs will require capital to finance start-up costs and working capital requirements. The amounts of such capital needs have not, as of yet, been determined but will likely exceed our existing sources of capital (operating cash flow and unused borrowing facilities) and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases are made in the open market or in private transactions depending on price and availability. We are funding the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. For the six months ended June 30, 2001, we repurchased an additional 332,000 shares at an average price of $1.18 per share. In total, HemaCare has repurchased 764,000 shares at an average price of $1.37 per share through June 30, 2001.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire on December 31, 2002. This could have a material adverse effect on HemaCare's revenue and
net income.   Revenue from products collected from paid platelet donors
in the first six months of 2001 was $2,919,000.

We anticipate that positive cash flow from our operations, cash and investments on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our current operating needs. However, depending on the rate of our growth, we may need additional sources of capital.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, those relating to the ability of our Company to develop and market profitable outsourcing programs, obtain additional financing, to maintain profitability in certain Blood Management Programs centers, expansion into new geographic territories, to continue its practice of compensating its donors, to retain existing customers, to improve the profitability of our Company's other operations, to renegotiate our contract at St. Vincent's Hospital, to expand its operations, to renew and comply with the covenants under its bank lines of credit and to effectively compete against the ARC and other competitors. Each of these risks and uncertainties as well as others are discussed in greater detail in the 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 3.	  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                          PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

	 See disclosure in Form 10-K for the year ended December 31, 2000.

ITEM 2.	 Changes in Securities and Use of Proceeds

         None

ITEM 3.	 Defaults Upon Senior Securities

         None

ITEM 4.	 Submission of Matters to a Vote of Security Holders

         a. The Company's Annual Meeting of Shareholders (the "Meeting") held on June 13, 2001.

         b. The following table shows the tabulation of votes for all matters put to vote at the Meeting.

	                                              Against/
Matters Put to Vote                    For            Withheld     Abstain
------------------------------      ---------        ---------     -------


1.  Election of Five Directors

    Alan C. Darlington..........    6,926,949        7,630
    Stephen Wallace.............    6,926,949        7,630
    Julian L. Steffenhagen......    6,926,949        7,630
    William D. Nicely...........    6,926,949        7,630
    Robert L. Johnson...........    6,926,949        7,630

2.  Ratification of appointment
    of independent auditors.....    6,925,519        4,900        4,160



ITEM 5.	 Other Information

         None

ITEM 6.	 Exhibits and Reports on Form 8-K

	 a.  Exhibits

             2.0  Bylaws of the Registrant, as amended

             11	  Net Income per Common and Common Equivalent Share

         b. HemaCare did not file any reports on Form 8-K during the three months ended June 30, 2001.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 14, 2001                     HEMACARE CORPORATION
                                               (Registrant)



                                           /s/ David E. Fractor
                                           ----------------------------
                                           David E. Fractor, Chief
                                           Financial Officer
                                           (Duly authorized officer
                                           and principal financial and
                                           accounting officer)