Form 10-Q
period 2001-09-30
HEMACARE CORP /CA/
filed 2001-11-29
CIK 801748

===============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

	OR
[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                            HEMACARE CORPORATION
	  (Exact name of registrant as specified in its charter)

     California                                      95-3280412
-----------------------                     ---------------------------
State or other                              I.R.S. Employer I.D. Number
jurisdiction of
incorporation or
organization


     4954 Van Nuys Boulevard                      91403
     Sherman Oaks, California
(Address of principal executive offices)      (Zip Code)

                        ___________________

Registrant's telephone number, including area code: (818) 986-3883


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

As of November 8, 2001, 7,590,175 shares of Common Stock of the Registrant were issued and outstanding.

===========================================================================

                                    INDEX

                     HEMACARE CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

          Consolidated balance sheets - September 30, 2001 (unaudited) and December 31, 2000

	    Consolidated income statements - Three and nine months ended September 30, 2001 and 2000 (unaudited)

          Consolidated statements of cash flows - Nine months ended September 30, 2001 and 2000 (unaudited)

          Notes to consolidated financial statements - September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Qualitative and Quantitative Disclosures About Market Risk


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                          September30,	   December 31,
                                                              2001             2000
                                                          ------------     -----------
							  (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,176,000      $ 1,362,000
  Marketable securities................................       200,000          868,000
  Accounts receivable, net of allowance for
    doubtful accounts - $202,000 in 2001 and $204,000
    in 2000............................................     5,273,000        3,996,000
  Product inventories and supplies.....................       718,000          723,000
  Prepaid expenses.....................................       227,000          187,000
  Deferred taxes.......................................       600,000        1,239,000
                                                           ------------     ------------
              Total current assets.....................     8,194,000        8,375,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,162,000 (2001) and $1,988,000 (2000)..............     1,836,000          799,000
Goodwill, net of amortization of $155,000 (2001) and
  $115,000 (2000)......................................       375,000          415,000
Deferred taxes.........................................     2,296,000        1,854,000
Other assets...........................................        59,000           34,000
                                                          ------------     ------------
                                                          $12,760,000      $11,477,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 2,212,000      $ 2,044,000
  Accrued payroll and payroll taxes....................     1,112,000          874,000
  Other accrued expenses...............................        77,000          156,000
  Current obligations under capital leases.............        36,000           51,000
  Current obligations under notes payable..............        84,000                -
  Reserve for discontinued operations..................        75,000           76,000
                                                          ------------     ------------
              Total current liabilities................     3,596,000        3,201,000

Obligations under capital leases, net
  of current portion...................................       173,000           46,000
Notes payable, net of current portion..................       483,000                -
Other long-term liabilities............................        27,000           27,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,590,205 issued and outstanding in
    2001 and 7,689,657 in 2000.........................    13,065,000       13,164,000
  Accumulated deficit..................................    (4,584,000)      (4,961,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,481,000        8,203,000
                                                          ------------     ------------
                                                          $12,760,000      $11,477,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                  Three months ended Sept. 30,  Nine months ended Sept. 30,
                                     2001            2000           2001            2000
                                  ------------   ------------    ------------   ------------
Revenues:
   Blood management programs....  $  3,068,000   $ 2,404,000     $  8,498,000   $  6,999,000
   Regional operations
     Blood products.............     1,316,000     1,341,000        4,083,000      3,660,000
     Blood services.............     2,056,000     1,632,000        6,154,000      5,063,000
                                  -------------  ------------    -------------  -------------
      Total revenue.............     6,440,000     5,377,000       18,735,000      15,722,000

Operating costs and expenses:
   Blood management programs....     2,799,000     2,039,000        7,598,000      5,821,000
   Regional operations
     Blood products.............     1,106,000     1,087,000        3,565,000      2,843,000
     Blood services.............     1,390,000     1,115,000        4,024,000      3,438,000
                                  -------------  ------------    -------------  -------------
     Total operating costs and
        expenses................     5,295,000     4,241,000       15,187,000     12,102,000
                                  -------------  ------------    -------------  -------------

     Gross profit...............     1,145,000     1,136,000        3,548,000      3,620,000

General and administrative
   expenses.....................     1,138,000       819,000        2,950,000      2,621,000
                                  -------------  ------------    -------------  -------------
Income before income taxes......         7,000       317,000          598,000        999,000
Provision for income taxes......         2,000        16,000          221,000         47,000
                                  -------------  ------------    -------------  -------------
   Net income...................  $      5,000   $   301,000     $    377,000   $    952,000
                                  =============  ============    =============  =============

Income per shares:
   Basic........................  $       0.00   $      0.04     $       0.05   $       0.13
                                  =============  ============    =============  =============
   Diluted......................  $       0.00   $      0.03     $       0.05   $       0.11
                                  =============  ============    =============  =============

Weighted average shares
    outstanding - basic........     7,541,000     7,584,000        7,509,000       7,569,000
                                  ============   ===========     ============   =============
Weighted average shares
    outstanding - diluted......     8,426,000     8,885,000        8,247,000       8,892,000
                                  ============   ===========     ============   =============

                           The accompanying notes are an integral part of these
                                     consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine months ended Sept. 30,
                                                                 2001           2000
                                                             ------------    ------------
Cash flows from operating activities:
  Net Income................................................ $  377,000     $  952,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization..........................    214,000        183,000
     Issuance of common stock and options for compensation..     93,000         75,000
     Deferred income taxes used to offset current period
      income................................................    197,000              -

Changes in operating assets and liabilities:
      (Increase) in accounts receivable..................... (1,277,000)      (713,000)
      (Increase) decrease in inventories, supplies and
       prepaid expenses.....................................    (35,000)        79,000
      Increase in accounts payable, accrued
       expenses and other liabilities.......................    327,000        347,000
      (Expenditures) for discontinued operations............     (1,000)             -
                                                             -----------    -----------
      Net cash (used in) provided by operating activities...   (105,000)       923,000

Cash flows from investing activities:
  Increase (decrease) in other assets.......................    (25,000)         7,000
  Decrease in marketable securities.........................    668,000        171,000
  (Purchase) of plant and equipment, net.................... (1,067,000)      (189,000)
                                                             -----------    -----------
  Net cash used in investing activities.....................   (424,000)       (11,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock....................    194,000         34,000
  Principal payments on line of credit, capital leases
   and notes payable........................................    (49,000)      (536,000)
  Borrowings from equipment line of credit..................    584,000              -
  Repurchase of common stock................................   (386,000)      (126,000)
                                                             -----------    -----------
  Net cash provided by (used in) financing activities.......    343,000       (628,000)
                                                             -----------    -----------

(Decrease)increase in cash and cash equivalents.............  (186,000)       284,000
Cash and cash equivalents at beginning of period............  1,362,000      1,490,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,176,000     $1,774,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   15,000     $   21,000
                                                             ===========    ===========
  Income taxes paid......................................... $   74,000     $  110,000
                                                             ===========    ===========
Supplemental disclosure of non-cash items:
  Increase in capital lease obligations..................... $  144,000     $        -
                                                             ===========    ===========

(/TABLE>

                   The accompanying notes are an integral part of
                       these consolidated financial statements.


                            HEMACARE CORPORATION
                 Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended
December 31, 2000.

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

Note 2 - Lines of Credit and Notes Payable
------------------------------------------

The Company has a working capital line of credit whereby the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus .25%
(6.25% as of September 30, 2001).  This line matures on June 30,
2003 and requires the maintenance of certain financial ratios and covenants. This line of credit is collateralized by substantially all of the Company's assets. As of September 30, 2001, there were no borrowings on this line of credit and the Company was in compliance with all loan covenants.

In addition the Company has a credit facility which provides for $1.2 million to be used to acquire vehicles and equipment.
Payments will be made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5% (6.1% as of September 30, 2001). This loan is collateralized by substantially all of the Company's assets and is cross defaulted with the Company's working capital line of credit.
At September 30, 2001 the total amount financed under the equipment line of credit is $584,000 and requires 48 monthly principal payments of $12,165 plus interest at a weighted average fixed rate of 6.76% per annum.

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

Note 4 - Common Stock
---------------------

On July 5, 2000, HemaCare announced its intention to repurchase up to 15% of its outstanding shares, or up to 1.1 million shares.
During the six months ended June 30, 2001, the Company repurchased 332,000 shares at an average price of $1.16. No stock repurchases were made during the three months ended September 30, 2001.

Note 5 - Business Segments
--------------------------

HemaCare operates in three business segments. The segments and a description of their business activities follow:

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

Note 6 - New Pronouncements
---------------------------

The FASB recently approved two statements: SFAS No. 141, "Business
Combinations" and SFAS No. 142, "Goodwill and Other Intangible
Assets", which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We will adopt these statements effective January 1, 2002. The most significant effect on our financial statements upon adoption will be discontinuing goodwill amortization. The Company's management is currently analyzing these statements to determine any additional impact, if any, on the Company's financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
---------------------------------------------------------------------

Our business activities include regional sales of blood products ("Blood
Products") and blood related services ("Blood Services") and blood management programs ("Blood Management Programs" or "BMPs").

Our regional Blood Products operations provide blood components to all hospitals in a region where we can obtain supplier relationships. Blood
Products include apheresis platelets and whole blood components, such as red blood cells and plasma products. Our operations specialize in providing single donor platelets, a blood component that promotes clotting and is essential to stop bleeding. Single donor platelets are generally in short supply in the U.S. and have a very short useful life after collection (5 days).

Our Blood Services include therapeutic apheresis procedures and stem cell collections utilizing specialized equipment and specially trained nursing staff, generally in a hospital setting. Additionally, Blood
Services operations include blood testing services performed for hospitals that operate their own blood collection programs.

Our Blood Management Programs are customized contractual arrangements under which HemaCare assumes responsibility for providing blood products and blood services to a specific hospital. Generally each BMP involves
HemaCare managing and staffing a blood collection center on or near the hospital campus, conducting blood component collection drives in the hospital's local community and assuming responsibility for regulatory compliance of blood collection operations. Each BMP provides the hospital with a substantial portion of its blood product needs, thereby reducing the hospital's reliance on blood supplies provided by a regional blood center.

Recently, we have developed BMP relationships with hospitals whereby we collect red blood cells and plasma on mobile blood drives conducted exclusively for and in the name of the hospital. In these instances we do not operate a blood collection center on the hospital's campus.

In February 2000, we started a Blood Management Program with Long Beach
Memorial Medical Center ("LBMMC") and in May 2000 opened a Blood
Management Program with Presbyterian Intercommunity Hospital ("PIH") both of which are located in Southern California. In June 2001, we started a Blood Management Program with Children's Memorial Hospital in
Chicago, Illinois. Additionally, we recently entered agreements to begin blood management programs at WakeMed in Raleigh, North Carolina and Eastern Maine Medical Center in Bangor, Maine.

In addition to the new programs, we operate BMP programs for two hospitals affiliated with the University of Southern California
(University Hospital and Kenneth Norris Cancer Hospital); the Medical
Center operated by the University of California, Irvine; Dartmouth-
Hitchcock Medical Center ("DHMC"), affiliated with Dartmouth Medical
College in New Hampshire; and the UNC Hospitals affiliated with University of North Carolina in Chapel Hill.

Effective August 31, 2001 the Company's BMP arrangement with St.
Vincent's Hospital in Worcester, Massachusetts was terminated. This arrangement, which we had operated since October 1998, required the Company to either purchase or to collect and manufacture 100% of the hospital's blood product needs. As a result of the continuing blood shortages and certain pricing practices of the American Red Cross (ARC), the Company had sought to amend this program to eliminate the requirement that it purchase blood products from other blood centers, particularly the ARC. Blood product price negotiations between the Company and the hospital and, separately, between the hospital and the ARC resulted in the hospital electing to purchase 100% of its blood needs from the ARC despite the lower prices for blood products provided by the Company.

We also operate a Blood Management Program for Maine Medical Center in
Scarborough, Maine. During 2000, we expanded our operations in Maine and our Maine Blood Center now provides blood products and services to other hospitals in the region. For comparability purposes, we continue to classify these activities as a Blood Management Program.

Recent Developments
-------------------

Effective July, 2001, the ARC, which has a market share approaching 50% nationally and 100% in certain regions of the U.S., significantly raised the price of red blood cells nationwide. The ARC stated it needed to increase prices to offset operating losses resulting from several years of selling blood products below cost. In addition, the ARC has implemented certain other product delivery and availability practices that further increase the cost of blood products to hospitals. The effect of the ARC actions is to substantially increase hospitals' costs of obtaining blood products. In many instances the increases exceed
60% of the hospitals' total expenditures for blood products.

Several other major blood center organizations have also recently announced increases in the prices they charge hospitals for blood products.

Historically, our profit margins from blood products have been derived from the production and sale of blood components other than red blood cells. While we have collected and produced red blood cells since 1995, the artificially low prices for these products have produced either marginal returns or operating losses. The new pricing levels for red blood cells established by the ARC present opportunities to earn reasonable profit margins on sales of these products while charging prices that are lower than those charged by the ARC. Additionally, the new pricing structure enables us to offer our BMP programs to many hospitals that previously would have been uneconomic since the hospitals' blood product utilization consists primarily of red blood cells with minimal use of other blood components (platelets, plasma, etc.). However, pursuing this initiative will require significant expenditures, and we cannot assure that we will be successful in deriving increased earnings from these new opportunities.

Virtually all our existing hospital customers have requested that we expand the scope of our existing BMP operations to include increased red blood cell production. Additionally, we have increased our marketing efforts to hospitals in both existing and new markets. During 2001, we began red cell collection programs for several new hospitals in Southern California, additionally we have entered agreements for three new BMP programs and are in active discussions with several hospital organizations for additional new programs.

Our expanded marketing efforts, our efforts to increase production and sales of whole blood (from which red blood cells are derived), our new BMP programs and the expanded scope of existing programs all require that we expand our marketing, donor recruiting, collections, and manufacturing staffs. Investments in these areas negatively impacted earnings in 2001 as further discussed below.

All comparisons within the following discussions are to the previous year.

RESULTS OF OPERATIONS

Three-months ended September 30, 2001 compared to the three-months ended September 30, 2000
-------------------------------------------------------------------

Revenue, Gross Profit and Net Income Overview
---------------------------------------------

Revenue for the three-months ended September 30, 2001 was $6,440,000 compared to $5,377,000 in the same period of 2000. The increase of $1,063,000 (20%) reflects the continued expansion of our BMP and Blood
Services segments partially offset by a decrease in Blood Products.
Gross profits were $1,145,000 (18% of revenues) in 2001 compared to $1,136,000 (21% of revenues) in 2000. The decrease in gross profit margins primarily resulted from continuing start-up losses for a new BMP in Chicago and lower profitability in our regional Blood Products operations. This decrease was partially offset by increases in profitability in our Blood Services segment.

General and administrative expenses were significantly higher during the third quarter of 2001 as compared to the same period in 2000 as a result of costs associated with the installation of a new computer system, increased marketing costs, costs associated with litigation against the ARC, and certain employee severance expenses associated with reorganizing the Company's California operations to achieve greater profitability.

Income before taxes totaled $7,000 in 2001, compared to $317,000 in 2000. Net income for the three months ended September 30, 2001 was $5,000 compared to $301,000 in the same period last year. Earnings per share (basic and diluted) for the quarter totaled $0.00 in 2001 compared to $0.04 basic and $0.03 diluted in the same period last year.

Blood Products
--------------

Blood Products revenue during the three-months ended September 30, 2001 was $1,316,000 compared to $1,341,000 in the same period of 2000 a decrease of 2% ($25,000). Gross profits of the Blood Products segment declined to $210,000 (16% of revenues) in 2001 from $254,000 (19% of revenue) in 2000.

Most Blood Products revenues and activities are generated from our donor center operation in Sherman Oaks, California. This center specializes in producing single donor platelets. The decrease in profitability in this segment results from several factors. These include: 1) full implementation of a new regulatory requirement that reduced the average number of saleable platelet units obtained with each collection procedure; 2) higher donor recruiting and compensation costs; 3) continued aggressive price competition from the ARC for single donor platelets in California; and 4) less than optimum inventory management controls in place at our Sherman Oaks facility resulting in increased product outdates and imports of products from other blood centers to meet customer needs.

Management has undertaken several steps to address the decline in profitability of our Sherman Oaks product operations. These include: a reorganization of the administration and management structure of the operation; implementation of new laboratory technology to improve the average product yield per platelet collection; intensified donor recruiting efforts to expand our donor base and reduce our reliance on imported products.
We cannot assure that these efforts will be successful.

Blood Services
--------------

Blood Services revenue for the three-months ended September 30, 2001 was $2,056,000 compared to $1,632,000 in the same period of 2000, an increase of $424,000 (26%). Gross profit as a percentage of revenue was 32% for both periods. The increase in revenue is the result of increased demand for therapeutic apheresis procedures, primarily in California.

Blood Management Programs ("BMP")
-------------------------------

BMP revenue during the three-months ended September 30, 2001 was $3,068,000 compared to $2,404,000 for the same period of 2000, an increase of $664,000 (28%). The revenue increases are due to increases in the total number of products provided hospitals and the addition of new hospital BMP customers. These revenue increases were partially offset by the termination of the St.
Vincent's BMP on August 31, 2001.

Gross profit as a percentage of revenue was 9% ($269,000) in the three months ended September 30, 2001 compared to 15% ($365,000) in the same period of 2000. The decrease in gross profits and gross profit margins relates to continuing start-up losses at our new program at Children's
Memorial Hospital BMP in Chicago ($127,000), significant costs associated with our expanded mobile whole blood collection programs in Southern California and costs associated with expanding our whole blood collection efforts at certain BMPs that previously were limited to apheresis platelet and plasma collections.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $1,138,000 for the three-months ended September 30, 2001 compared to $819,000 during the same period of 2000, an increase of $319,000 (39%). The increase is primarily the result of expenditures associated with the installation of a new computer system, increased legal fees related to the ARC litigation, increased marketing expenses and severance benefits provided to certain employees related to the reorganization of California blood product operations.
General and administrative expenses as a percentage of revenue were 18% for the three months ended September 30, 2001 and 15% in the same period of 2000.

Nine-months ended September 30, 2001 compared to the nine-months ended
September 30, 2000
-----------------------------------------------------------------------

Revenue, Gross Profit and Net Income Overview
---------------------------------------------

Revenue for the nine months ended September 30, 2001 was $18,735,000 compared to $15,722,000 in same period of 2000. The increase of $3,013,000 (19%) reflects the expansion of all of our business segments.
Gross profits were $3,548,000 (19% of revenues) in 2001 compared to $3,620,000 (23% of revenues) in 2000.

The decrease in gross profits and gross profit margins is primarily the result of lower levels of profitability in California Blood Products operations, start-up costs for a new BMP in Chicago, and costs associated with expanding the scope of our programs to collect whole blood products for BMP clients. These decreases were partially offset by increases in profits and profit margins in our Blood Services segments.

General and administrative expenses were $2,950,000 for the nine months ended September 30, 2001, compared to $2,621,000 in the same period of last year, an increase of $329,000 (13%). The increase is primarily the result of additional expenditures associated with a new computer system, increased marketing costs, legal fees related to the ARC litigation, and severance benefits provided to certain employees related to the reorganization of California Blood Products organization.

Income before taxes totaled $598,000 for the nine months ended September
30, 2001, compared to $999,000 in the same period of 2000. Net income in 2001 was $377,000 compared to $952,000 in 2000. Basic and diluted earnings per share were $0.05 for nine months ended September 30, 2001 compared to $0.13 and $0.11, respectively, in the same period of the prior year.

Blood Products
--------------

Blood Products revenue for the first nine months of 2001 was $4,083,000 compared to $3,660,000 in the comparable period of 2000. The increase of $423,000 (12%) reflects increased sales to our existing customers and the addition of new hospital customers. Gross profits of the Blood
Products segment declined to $518,000 (13% of revenues) in the first nine months of 2001 from $817,000 (22% of revenue) in 2000.

Most Blood Products revenues and activities are generated from our donor center operation in Sherman Oaks, California. This center specializes in producing single donor platelets. The decrease in profitability in this segment, despite higher sales, results from several factors. These include: 1) full implementation of a new regulatory requirement that reduced the average number of saleable platelet units obtained with each collection procedure; 2) higher donor recruiting and compensation costs;
3) continued aggressive price competition from the ARC for single donor platelets in California (See Litigation Against the American Red Cross below); and 4) less than optimum inventory management controls in place at our Sherman Oaks collection and production facility resulting in increased needs to import products and increased product outdates.

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

HemaCare has filed a lawsuit against the ARC alleging violation of Federal antitrust laws and unfair competition. Our lawsuit contends that ARC business practices are designed to prevent or eliminate competition in the blood products and services industry. Specific to Southern California, our lawsuit alleges that ARC pricing practices for single donor platelets in the Los Angeles area are predatory and are designed to eliminate HemaCare as a competitor in this market. Our contentions in the lawsuit are supported by the fact that ARC prices for single donor platelets in Los Angeles are lower than ARC prices in most other areas of the U.S., and that Los Angeles is a high cost market for both blood products and other healthcare services relative to most other parts of the U.S.

While the ARC announced major increases in its nationwide pricing structure effective July 1, 2001 for red blood cells, in the Los Angeles area the changes also involved further reductions in prices of single donor platelets. We expect continued pricing and margin pressure in Southern California platelet sales unless we can successfully conclude our litigation with the ARC.

Blood Services
--------------

Blood Services revenue for the nine months ended September 30, 2001 was $6,154,000 compared to $5,063,000 in the same period of 2000, an increase of $1,091,000 (22%). Gross profits as a percentage of revenue were 35% ($2,130,000) in 2001, compared to 32% ($1,625,000) in 2000.
The increase in revenue is a result of higher demand for therapeutic services. The increase in gross profit percentages reflects increased operating effectiveness associated with higher procedure volumes partially offset by the recruitment and training costs associated with hiring additional registered nurses needed to perform additional patient procedures.

Blood Management Programs ("BMP")
-------------------------

BMP revenue during the first nine months of 2001 was $8,498,000 compared to $6,999,000 in the same period of 2000, an increase of $1,499,000 (21%). The revenue increases are due to increases in the total number of products provided hospitals and the addition of new hospital BMP customers, partially offset by the termination of the St. Vincent's BMP on August 31, 2001.

Gross profit as a percentage of revenue was 11% ($900,000) for the nine months ended September 30, 2001, compared to 17% ($1,178,000) during the same period last year. The decrease in gross profit and gross profit margins relates to start-up losses at our new BMP at Children's Memorial Hospital in Chicago ($224,000), significant costs to expand our mobile whole blood collection programs in Southern California and costs associated with expanding our whole blood collection efforts at certain BMPs that were previously limited to apheresis platelet and plasma collections.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $2,950,000 for the nine months ended September 30, 2001, compared to $2,621,000 for 2000 an increase of $329,000 (13%). The increase is primarily the result of expenditures associated with the installation of a new computer system, increased legal fees related to the ARC litigation, increased marketing expenses and severance benefits provided to certain employees related to the reorganization of California Blood Products operations. General and administrative expenses as a percentage of revenue were 16% during the nine months ended September 30, 2001 and 17% in the same period of 2000.

Provision for Income Taxes
--------------------------

Prior to 1997 we incurred operating losses that are used to offset
current income for income tax purposes.    During the fourth quarter of
2000, we recorded a deferred tax asset for the expected future tax benefit of the net operating loss carryforwards.  In 2001, we are reporting income tax expense at our effective tax rate (37%) for
financial reporting purposes.   Income tax expense reduces our deferred
tax assets.  The amount of the tax benefit as of September 30, 2001 is
$2,896,000.  For financial statement reporting purposes, we have classified $600,000 as a current asset and $2,296,000 as a non-current asset.  We will continue to use our net operating losses to offset future taxable income and minimize the amount of taxes we pay to federal and state agencies.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, HemaCare had cash and cash equivalents and marketable securities of $1,376,000 and working capital of $4,598,000.
We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (6.25% as of September 30, 2001).
The second line of credit provides $1,200,000 for equipment purchases.
Periodically, we can convert equipment purchase loans into a long-term, fully amortized note payable. During the nine months ended September
30, 2001, we borrowed $584,000 under our equipment line of credit to finance property and equipment additions. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 2.5%
(6.1% as of September 30, 2001). These lines of credit are secured by substantially all of our assets and require us to maintain certain financial covenants. These lines of credit mature on June 30, 2003. As of September 30, 2001, we were in compliance with these covenants.

Our programs to expand whole blood collections for existing customers and to extend our blood collection and blood management programs to new hospital customers will require significant capital investments in new equipment for new blood collection centers, mobile collection units
("bloodmobiles"), blood processing laboratories and other supporting facilities. Additionally, these new programs will require capital to finance start-up costs and working capital requirements. The amounts of such capital needs have not, as yet, been determined but will likely exceed our existing sources of capital (operating cash flow and unused borrowing facilities) and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases are made in the open market or in private transactions depending on price and availability. We are funding the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. For the six months ended June 30, 2001, we repurchased an additional 332,000 shares at an average price of $1.16 per share. In total, HemaCare repurchased 764,000 shares at an average price of $1.37 per share through June 30, 2001. The company made no additional stock repurchases in the quarter ended September 30, 2001.

During 2001, we have experienced an increase in our accounts receivable balances. As of December 31, 2000 the average number of days revenue in accounts receivable was 63 days. As of September 30, 2001 that average was 76 days. This increase is due to a variety of factors but generally reflects a trend on the part of our hospitals to lengthen the cycle associated with payment processing. We are pursuing a variety of tactics to shorten the amount of time associated with revenue collection including: more frequent customer contacts and stricter adherence to our credit and collection policies.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available.  Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire on December
31, 2002. This could have a material adverse effect on HemaCare's
revenue and net income.   Revenue from products collected from paid
platelet donors in the first nine months of 2001 was $4,499,000.

We anticipate that positive cash flow from our operations, cash and investments on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our current operating needs. However, depending on the rate of our growth, we may need additional sources of capital.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, those relating to the ability of our Company to develop and market profitable outsourcing programs, obtain additional financing, to maintain profitability in certain Blood Management Programs centers, expansion into new geographic territories, to continue its practice of compensating its donors, to retain existing customers, to improve the profitability of our Company's other operations, to renew and comply with the convenants under its bank lines of credit and to effectively compete against the ARC and other competitors. Each of these risks and uncertainties as well as others is discussed in greater detail in the 10-K and Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Item 3.   Qualitative and Quantitative Disclosures About Market
          Risk
---------------------------------------------------------------

          None.


                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

          See disclosure in Form 10-K for the year ended December 31, 2000.

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          None

Item 5.  Other Information
--------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

a.	 Exhibits

         11	Net Income per Common and Common Equivalent Share


b.	HemaCare did not file any reports on Form 8-K during the
        three months ended September 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date   November 14, 2001                          HEMACARE CORPORATION
     -------------------                   -------------------------------
                                                   (Registrant)

                                                 David E. Fractor
                                           ---------------------------------
                                           David E. Fractor, Chief Financial
                                           Officer
                                           (Duly authorized officer
                                           and principal financial and
                                           accounting officer)