Form 10-K
period 2001-12-31
HEMACARE CORP /CA/
filed 2002-04-01
CIK 801748

=============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark one)

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2001

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  ___________ to _____________

                        Commission file number 0-15223

                             HEMACARE CORPORATION
            (Exact name of registrant as specified in its charter)

           California                              95-3280412
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                 Number: 95-3280412)

21101 Oxnard Street
Woodland Hills, California	                         91367
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (818) 226-1968

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

As of March 20, 2002, 7,590,205 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on that date (based upon the closing price of the Common Stock as reported by the OTC Bulletin Board) was approximately $8,316,193.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2001.

=============================================================================

                               TABLE OF CONTENTS

                                                                     Page
                                                                    Number
                                                                    ------
                                    PART I.

Item 1.	Business
            -  General............................................    1
            -  Recent Developments................................    2
            -  Our Lines of Business..............................    2
            -  Our Business Growth Strategies.....................    3
            -  Blood Products Operations..........................    4
               - Facts about Blood................................    4
               - Blood Collections and Component Utilization in
                 the United States................................    5
               - Apheresis Blood Component Collection.............    6
               - Apheresis Single Donor Platelets.................    6
               - Platelet Collections and Transfusions in the U.S.    7
               - The U.S. Blood Industry - U.S. Blood Centers.....    8
               - Blood Economics..................................    9
               - Universal Leukoreduction.........................   11
               - Recruiting Blood Donors - Volunteer Donor
                 Programs.........................................   11
                 - Whole Blood Collection Programs................   11
                 - Apheresis Platelet Donor Programs..............   12
               - Recruiting Blood Donors - Compensated Apheresis
                 Donor Program....................................   13
                 - History........................................   13
                 - Our Paid Platelet Donor Operations in Southern
                   California.....................................   14
                   - Program Design and Safety Record.............   14
                   - Program Cost Effectiveness...................   15
                   - California Legislative Authorization.........   15
            -  Blood Product Operations...........................   16
               -  Los Angeles, CA.................................   16
               -  Portland, ME....................................   16
            -  Blood Management Programs..........................   17
               - Children's Memorial Hospital of Chicago..........   17
               - Dartmouth-Hitchcock Medical Center...............   18
               - Eastern Maine Medical Center.....................   18
               - Long Beach Memorial Medical Center...............   18
               - Mount Auburn Hospital............................   18
               - Presbyterian Intercommunity Hospital.............   18
               - St. Peter's Hospital.............................   18
               - University of California, Irvine Medical Center..   19
               - University of  North Carolina....................   19
               - University of Southern California................   19
               - Other Smaller BMP Operations and Community
                   Mobile Programs................................   19
            -  Regional Blood Services Operations.................   20
               - General..........................................   20
               - Therapeutic Apheresis - Description..............   20
               - Plasma Exchange and Cell Depletion...............   22
               - Immunoadsorption.................................   21
               - Stem Cell Collection.............................   21
               - Photopheresis....................................   21
            -  Discontinued Operations............................   21
            -  Sales to Major Customers...........................   22

            -  Competition........................................   22
               - General..........................................   22
               - Blood Products...................................   22
               - Blood Services...................................   23
               - Litigation with the Blood Services Unit of the
                 American Red Cross...............................   23
            - Marketing...........................................   23
            - Human Resources.....................................   24
            - Supplies............................................   24
            - Government Regulation and Blood Safety..............   24
             - Blood Products Operations..........................   24
             - Laboratory Operations..............................   25
             - Sherman Oaks Paid Apheresis Platelet Donor Program.   25
             - Other Matters......................................   25
           - Professional and Product Liability Insurance.........   26
           - Risk Factors.........................................   26
Item 2.    Properties.............................................   31
Item 3.    Legal Proceedings......................................   32
           - Litigation with the Blood Services Unit of the
               American Red Cross.................................   32
Item 4.    Submission of Matters to a Vote of Security
             Holder...............................................   32

                                     PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters...........................   32
Item 6.    Selected Financial Data................................   33
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................   33
Item 8.    Financial Statements and Supplementary Data............   42
Item 9.    Changes and Disagreements with Accountants on Accounting
            and Financial Disclosures.............................   42

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.....   43
Item 11.   Executive Compensation.................................   43
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management............................................   43
Item 13.   Certain Relationships and Related Transactions.........   43

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
            Form 10-K.............................................   43
           Index to Consolidated Financial Statements and
             Schedules............................................  F-1


                                    PART I
ITEM 1. 	BUSINESS.

This 2001 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See Risk Factors).

GENERAL

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

In the United States, most blood is provided by the private sector rather than government agencies. Approximately 94 privately organized blood centers, generally operating in limited geographic regions (usually as a regional monopoly), supply hospitals with more than 90% of their blood requirements. The American Red Cross is by far the largest blood center in the United States and provides approximately 50% of the total blood supply. The remaining blood supply is collected by hospitals themselves. Although blood centers are generally organized as not-for-profit, tax-exempt organizations, all are operated as businesses and all charge fees for blood products. These fees, or blood product sales prices, are set at levels designed to recover the costs of blood center operations and provide sufficient profit margins to finance continued operations.

We believe we are the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

Our blood products and related services supplement those offered by regional blood centers. Our programs specialize in red cells, plasma and apheresis platelets and generally charge hospitals fees for blood products that are competitive with or lower than those charged by regional blood centers. Additionally, our programs offer hospitals a level of service and terms of sale that are superior to those offered by most blood centers.

In recent years, most areas of the U.S. have consistently experienced blood product shortages. We believe our services offer hospitals an effective tool to address these shortages and present a significant opportunity for growth of the Company and expansion of our activities throughout the United States.

Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration ("FDA") is the agency principally responsible for regulation of the blood product industry in the U.S.
All of our blood product operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel.
Additionally, our operations are licensed, regulated, and inspected by various state agencies. We consider our regulatory record and our relationships with the FDA and the various state regulatory agencies to be good.

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

RECENT DEVELOPMENTS

In 2001, the American Red Cross ("ARC") implemented major increases in the prices it charges hospitals for red blood cell products nationwide. The ARC indicated that such increases were necessary since it had sold red blood cells at prices that were below cost for several years.

The increased prices for red blood cells have significantly increased the level of hospital interest in HemaCare's blood programs and made conducting such programs, even if focused primarily on the production of red blood cells, economic. Previously, our programs producing significant amounts of red blood cells for hospitals generated losses or marginal profitability.

Since the announcement of the price increases, we have made significant efforts to expand our organizational capabilities to collect and process large quantities of red blood cells. These include increased sales and marketing efforts to attract new hospital clients; hiring and training additional blood donor recruiting, collection and processing staff; purchasing additional equipment, including bloodmobiles and a computerized blood banking information system; expanding our quality assurance and regulatory affairs department; opening new locations and expanding our administrative structure.

Our expansion efforts have resulted in new clients and additional blood product revenues. However, to date, our costs relating to blood products operations have increased in amounts greater than our revenues resulting in a decline in profitability in 2001 and a loss in the fourth quarter of 2001.

Our sales of therapeutic blood services have increased primarily due to increased demand from existing hospital customers. Profits from therapeutic blood services also increased in line with revenues. However, the increase in profits from our blood services business segment was not sufficient to offset the decline in the profitability of our blood products segment.

OUR LINES OF BUSINESS

We have two lines of business: 1) Blood Products; and 2) Blood Services. Our Blood Products segment provides hospitals with significant portions of their blood supply needs. Our Blood Product segment also includes blood testing services. The Blood Services segment includes therapeutic apheresis procedures, stem cell collection and other therapeutic treatments provided to patients. Our Blood Services operations provide hospitals with specially trained nurses and specialized equipment on a mobile basis to treat patients with a variety of health disorders. Since the number of patients requiring these treatments is relatively small, most hospitals find that using a mobile specialty provider like us for these services is more effective from both a clinical and cost perspective than maintaining an in-hospital capability.

As part of our marketing strategy we have entered into Blood Management Programs ("BMPs") with many of our hospital customers. In BMP arrangements, we provide Blood Products and Blood Services under multiyear contractual agreements.

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

- Our on campus donor room programs perform autologous (blood self-donation by a patient usually before surgery) and directed blood collections for patients' friends and families in a convenient location.

- Our community blood drives complement the hospital's public and community relations programs by increasing the visibility of the hospital and the importance of its mission in the local community.

- If the hospital selects us as a therapeutic services provider (and most BMPs we have established to date have), the hospital gains access to nurses and physicians with significant expertise in addition to cost savings in providing these services.

- If the hospital and its medical staff are involved in research projects relating to blood, our technical staffs assist in these efforts.

Previously, we reported our results of operations using three segments:
Blood Management Programs, Regional Blood Products and Regional Blood Services. In 2001, we changed our financial reporting to two lines, which more closely reflects our internal financial reporting and our organizational structure. Blood products operations and blood testing services are reported under our Blood Products segment. All of therapeutic services provided to patients are reported under our Blood Services segment. Under the previous reporting structure, revenue and expenses from Blood Services and Regional Blood Products performed under Blood Management Programs were allocated to our Blood Management Programs segment. We continue to market our Blood Management Programs; however, the revenue and expenses of these programs will be reflected as either Blood Products or Blood Services.

OUR BUSINESS GROWTH STRATEGY

Our national expansion strategy is to establish new Blood Management Programs providing both Blood Products and Blood Services with major hospitals in markets where we do not have a local presence. We believe we can accomplish this by capitalizing on our existing client base, our record for cost effectiveness and our record for safety and quality.

After meeting our primary clients' objectives in each of these new markets, we intend to expand our business by offering Blood
Products and Blood Services to other hospitals in these new geographic areas.

We also believe we can increase utilization of Blood Services in all our markets by conducting educational seminars for physicians to inform them of the benefits of TA relative to other modes of patient treatment. Our experience suggests that such educational efforts result in increases of TA applications in medically appropriate circumstances.

We believe our Blood Products operations directly address three major areas of concern to hospitals:

-  The adequacy of blood supplies,
-  the cost of such blood supplies, and
-  regulatory compliance.

All of our blood collection programs directly address the problem of increasing the blood supply by capitalizing on the connection of the client hospital (and its patients needing blood transfusions) to the local community. Our Blood Product collection programs are generally capable of providing blood supplies to hospitals at lower costs than regional blood centers.

Additionally, we believe that our Blood Services operations will grow significantly as a result of our expanded national presence. Our mobile programs provide services at a hospital only when patients in need of TA services are being treated. Therefore, they represent a high quality, cost-effective solution to providing this service to most hospitals in the U.S.

However, there is no assurance that our national growth strategy will be successful. In particular, we compete with major blood centers (such as the American Red Cross) that have significantly greater financial resources and organizational depth than the Company. Further such organizations have, in many instances, established a history of close relationships with their hospital clients through both formal and informal working arrangements that may preclude our cost-effective programs from being accepted by hospitals.

BLOOD PRODUCTS OPERATIONS

Facts About Blood
-----------------

Most adults have about 10 units of blood in their bodies (1 unit = 1 pint). Blood consists of both cellular and liquid components. The cellular portion, which constitutes approximately 45% of blood volume, is composed of red blood cells, white blood cells and platelets. The liquid portion, which constitutes the remaining 55% of blood volume, is composed of plasma and soluble proteins.

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

Platelets        5 days          Facilitate blood clotting and vascular integrity.
                                 Transfused to replace platelets lost in massive bleeding
                                 or inactivated in aggressive cancer treatments.  Due to
                                 small volume of platelets in the average, healthy persons's blood stream, between 6 and 10 units of platelets manufactured from whole blood  collections are pooled to generate a
                                 therapeutic dosage for transfusion.

Plasma           Frozen:         Liquid portion of blood.  Transports red blood cells and other
                 1 to 5          cellular components and contains several factors useful in
                 years           treating diseases. Transfused to replace fluid losses and treat
                 Thawed:         specific disease applications. Most often plasma is sold
                 24 hours        to fractionators that manufacture it into products used to treat many diseases.

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

Most blood product collections consist of single units of whole blood. The actual collection process is simple and completely safe for the donor. Typically, a donation takes about 30 to 40 minutes consisting of a pre-donation screening interview to review the donor's health status and eligibility to donate, an 8 to 10 minute collection process and a short rest period after donation.

After collection, whole blood units are generally processed in a laboratory, separated into the various components, tested and then distributed to hospitals for transfusion.

While significant research efforts have been made to develop artificial or synthetic substitutes for human blood components, such efforts offer no near term solution to the transfusion needs of most patients.

Blood Collections and Component Utilization in the United States
----------------------------------------------------------------

The National Blood Data Resource Center ("NBDRC"), an affiliate of the AABB, published a study compiling blood collections and transfusions in the United States in 1999 and comparing such data to a similar study in 1997. The data included in that study is summarized below:

                       Blood
                      Centers   Hospitals   Total Supply    1997 Totals    Change 97-99
                      -------   ---------   ------------    -----------    ------------
                                    1999
                      ----------------------------------

Whole Blood
Collections:

  Allogenic           12,221       714      12,935          11,741          10.2%
  Autologous/
   Directed              630       311         941             847          11.1%
    Total Whole
      Blood           12,851     1,025      13,876          12,588          10.2%
  Testing losses        (205)      (21)       (226)           (231)         (2.2%)
     Total Available  12,646     1,004      13,650          12,367          10.4%

Whole Blood and
 Red Blood Cell
 Transfusions:

  Allogenic                                 11,804          11,018           7.1%
  Autologous\
   Directed                                    585             501          16.8%
    Total Whole
     Blood and Red
     Blood Cells                            12,389          11,519           7.6%

Transfusions of
 Other Components
 Derived From
 Whole Blood:

 Platelet Concen-
  trates (pooled
  platelets)                                 3,036           3,396         (10.6%)

  Fresh Frozen
   Plasma                                    3,319           3,320          (0.03%)
    Cryoprecipate                              860             816           5.4%


In recent years, most areas of the U.S. have experienced periodic blood product shortages. These shortages result in blood supplies being rationed between hospitals and patients and, further, cause hospitals to postpone or cancel procedures requiring blood transfusions. Overall trends in medicine and developments in the blood industry indicate that blood product shortages will continue and become more common.

First, a portion (approximately 1.4% in 1999) of the U.S. blood supply is presently imported from Europe. Recently enacted FDA regulations concerning Creutzfeldt-Jakob Disease ("CJD" or "Mad Cow" disease) will prohibit such imports effective in late 2002. Related FDA actions and programs by blood centers to restrict blood donation by individuals who have spent significant time in European and United Kingdom areas suspected as presenting increased CJD risks reduce the eligible number of individuals who are eligible to donate. Estimates of the number of blood donors affected vary widely. These estimates range from 3% to 9% of the total blood donor population and higher rates in the military population.

Second, new medical treatments and the aging of population are contributing to increases in transfusion demand.

Third, aside from any new regulatory restrictions, the percentage of the eligible U.S. population that actually donates blood has consistently declined since World War II.

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

HemaCare was founded as a company that specializes in the apheresis process. Historically, our blood product operations specialize in the collection and distribution of apheresis platelets. Our focus on single donor platelets contrasts sharply with other blood centers in the U.S., which generally produce and distribute both platelets derived from whole blood (pooled platelets) and single donor platelets.

Apheresis technology has been widely used to collect plasma for more than 40 years. Apheresis technology has been used to collect platelets for more than 20 years. Apheresis technology to collect two units of red blood cells from a single donation was licensed by the FDA in 1998. Apheresis technology can also be used to collect therapeutic doses of two or more selected blood components from the same donor.

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

The human body replaces lost or donated blood components at different rates. In particular, the body replaces red blood cells at much slower rates than either plasma or platelets. To protect the health of blood donors, the AABB and the FDA have established guidelines that govern how often blood components can be collected from the same individual.
These guidelines are summarized below:


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

As a result of the health benefits associated with single donor platelets, they are generally preferred by physicians over transfusions of pooled platelets derived from whole blood, particularly in the case of patients receiving multiple transfusions. However, U.S. hospitals continue to use significant numbers of pooled platelets to meet transfusion needs. We believe that are there two principal reasons for this:

- First and most importantly is the extended time involved in the actual process of apheresis platelet donation. Most potential donors are discouraged by the prospect of having multiple needles in their arms and lying still for donation periods that range as long as 2 1/2 hours. Most blood drive sponsors (employers and schools) where volunteer donors are recruited are unwilling to support extended time off the job or out of class that apheresis platelet donation involves.

- The second reason is economic. Because pooled platelets are a byproduct of whole blood, they can be produced readily and at little cost by any blood center with significant whole blood collections. Thus, the revenue generated by blood centers from sales of pooled platelets represents a significant source of operating profits that can be easily obtained without additional recruiting efforts or increased cost of equipment and supplies. This source of operating income is lost if single donor platelets are utilized.

Many blood centers encourage hospitals to use pooled platelets and minimize use of single donor platelets through their product pricing strategies. These strategies employ premium prices for single donor platelets (relative to their costs of production) while offering relative bargain prices for pooled platelets.

In several areas of the U.S., these pricing strategies have resulted in hospital transfusion practices that heavily utilize pooled platelets and rarely use single donor platelets on the basis of the hospitals' cost \ benefit considerations. However, these hospital-made cost \ benefit decisions are heavily influenced by the pricing practices of blood centers. (Also see section regarding Universal Leukoreduction for further comments on utilization of apheresis platelets and pooled platelets.)

The following table summarizes platelet collections and utilization data compiled by the NBDRC. Each single donor platelet unit has been converted to six effective units in order to compare the utilization of single donor and pooled platelets.

Platelet Collections and Transfusions in the U.S.
-------------------------------------------------



                                    1999                     1997            Change
                             --------------------    --------------------   ---------
                             Units (000s)     %      Units (000s)     %     1997-1999
                             -------------  -----    -------------  -----   ---------

Collections:
------------
Single Donor Platelets        1,203                   1,131                    6.4%
Equivalency Factor               6x                      6x
Single Donor (effective
 units)                       7,218          61%      6,786           58%      6.4%
Pooled Platelets              4,693          39%      4,991           42%     (6%)
Total Platelets
 Available                   11,911         100%     11,777          100%      1.1%

Transfusions:
-------------
Single Donor (effective
 units)                       6,017          67%      5,640           62%      6.7%
Pooled Platelets              3,036          33%      3,396           38%    (10.6%)
Total Platelet
 Transfusions                 9,053         100%      9,036          100%      0.17%


Platelet utilization is significantly affected by aggressive cancer therapies that inactivate platelets and pose risks of internal bleeding. Historically, platelet utilization has increased significantly faster than the utilization of other blood products for many years. While this trend was not continued in the period between 1997 and 1999, the Company believes, as a result of medical trends, that the long-term rate of growth in platelet transfusions will increase at faster rate than for other blood products.

Our blood product operations specialize in the collection and distribution of apheresis platelets. Our focus on single donor platelets contrasts sharply with other blood centers in the U.S., which generally produce and distribute both platelets derived from whole blood (pooled platelets) and single donor platelets.

The U.S. Blood Industry -- U.S. Blood Centers
---------------------------------------------

In the United States, more than 90% of whole blood products and 85% of single donor platelets are collected by privately organized blood centers. The remainder is collected by the hospitals directly.

A summary of collections by the fifteen largest U.S. blood centers, as published by the AABB, in 2001 follows:


                                                         Percentage of
                                                         Total U.S. Blood
                                   States of            Center Collections
 Organization                      Operation                 in 1998
---------------------         --------------------      -----------------
American National Red Cross   National                        49.8%
United Blood Services
(Blood Systems, Inc.)         12 States                        6.0%
New York Blood Center         New York, New Jersey             2.8%
LifeSource Blood Services     Illinois                         1.8%
Gulf coast Regional Blood
  Bank                        Texas                            1.5%
Puget Sound Blood Center      Washington                       1.5%
Florida Blood Services        Florida                          1.5%
Carter Blood Care             Texas                            1.4%
Oklahoma Blood Institute      Oklahoma                         1.2%
Sacramento Blood Center       California                       1.2%
Central Blood Bank            Pennsylvania                     1.1%
Central Indiana Blood Center  Indiana                          1.1%
Blood Center of South-
  eastern Wisconsin           Wisconsin                        1.1%
LifeSouth Community Blood
 Centers                      Florida                          1.0%
Bonfils Blood Center          Colorado                         1.0%
Other Regional Blood Centers
 (79 centers each
 representing 1% or less of
 total collections)                                           26.0%


Other than the American Red Cross ("ARC"), which operates nationally, most U.S. blood centers operate in limited geographic regions of the U.S. Often a single blood center (either the ARC or another blood center) is the only practical source of blood products to hospitals in a particular city or county.

Most blood centers in the U.S. are focused on collections of whole blood products and distribution of red blood cells, pooled platelets and plasma products that can be manufactured from whole blood collections. HemaCare's operations, in contrast, have historically focused on collections of single donor platelets. We estimate that our total blood product collections rank the Company as the 45th largest blood producer in the U.S. However, if ranked on the basis of single donor platelet collections, we would rank 5th.

A summary of our blood product collections for the last three years follows:

                             2001          2000          1999
                          ----------    ----------    ----------
California:
-----------
  Single donor platelets  15,900        15,700        10,900
  Whole blood collections 24,500        14,100         3,200
                          -------       -------       -------
                          40,400        29,800        14,100

Eastern United States:
----------------------
  Single donor platelets   7,400         7,300         6,800
  Whole blood collections  3,800         2,100         2,400
                          -------       -------       -------
                          11,200         9,400         9,200
                          -------       -------       -------

Total collections         51,600        39,200        23,300
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

In 2000, the Centers for Medicare & Medicaid Services ("CMS") implemented a prospective pricing payment system to reimburse hospitals for outpatient services. CMS established reimbursement rates for hospital transfusion procedures and separate rates for blood products transfused to patients in an outpatient setting. The blood product reimbursement rates established by CMS were based on blood prices of major blood centers, particularly the ARC, as they were reported to CMS during the year 2000.

The national reimbursement rates are adjusted for variations in wage and cost of living indices in different parts of the U.S. A summary of the selected blood product reimbursement rates in different geographic as established by CMS for 2002 is presented below:


                    National                                   Portland
Blood Product         Rate     Los Angeles  New York  Chicago    (ME)
-----------------   --------   -----------  --------  -------- ---------

Red Blood Cells     $ 99       $111         $126      $105     $ 96
Red Blood Cells
 (Leukoreduced)      137        153          173       146      132
Pooled Platelets      47         53           60        50       46
Pooled Platelets
 (Leukoreduced)       57         64           72        61       55
Fresh Frozen
 Plasma               80         89          101        85       77
Apheresis Platelets
 (single donor)      469        525          594       499      453


It is important to note that the above CMS reimbursement rates are effective only for transfusions to Medicare patients in outpatient settings. The vast majority of transfusions are performed for patients who are inpatients in hospitals. CMS reimbursement for blood products transfused to hospital inpatients are included in the diagnosis related group ("DRG") payments that are based on a patient's illness and the average costs of hospitalization for such illnesses. While the AABB and others have advocated changes to the hospital inpatient reimbursement for blood products, DRG payments to hospitals presently are unaffected by transfusions of blood products.

In the last several years, blood product prices (particularly prices of red blood cells) have not kept pace with blood center cost increases.
As a result, many U.S. blood centers, including the ARC, have suffered
losses.   However, during 2001, the ARC, which supplies almost 50% of the U.S. blood supply, announced substantial price (35 to 45%) increases in the prices it charges for red blood cells (generally these prices became effective in July 2001). In connection with the announced price increases, the Red Cross indicated that it had priced red blood cells significantly below cost for the last several years. Most smaller blood centers have since also raised their prices for red blood cells. As a result, the CMS prices for red blood cells (which were based on data collected in 2000) are significantly below the prices now charged nationally for red blood cells.

The costs of collecting, processing and testing blood have risen significantly in recent years. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors.

With the exception of red blood cells, our existing prices for all blood products are significantly lower in all areas of the U.S. than the CMS reimbursement rates reflected above. We operate profitably at these lower price levels. We believe that the reimbursement rates established by CMS (other than for red blood cells) will, over time, effectively become an industry benchmark for blood product pricing and reimbursement across the U.S. Therefore, if CMS pricing standards are adopted, we believe the outlook for future growth and profitability of the Company is improved. However, there is no assurance that CMS pricing will be widely adopted and no assurance that profits will improve as a result of CMS's actions.

At present, blood prices in areas of the U.S. where the Company operates differ widely from the CMS regional rates reflected above.
The higher red blood cell prices reflect blood centers' higher costs of production. We believe the pricing differences of blood products other than red cells result from a variety of factors unrelated to the blood center costs of operation but rather based on the competitive market position and business objectives of various blood centers, particularly the ARC.

We have filed suit against the blood services unit of the ARC for anticompetitive and illegal tactics relating to blood product pricing and other terms of blood sales. Generally, our suit alleges that the ARC prices its products significantly below its costs in selected areas of the U.S. to eliminate competitors and increase its market share. In other areas of the U.S. the ARC charges premium prices and requires hospitals, in effect, to purchase blood products exclusively from the ARC as a condition of doing business with the ARC. Our lawsuit alleges that these arrangements are designed to assure that the ARC remains the dominant or only blood provider in these areas. Our lawsuit is currently in the discovery stage. "See Item 3. Legal Proceedings."

We believe that our established operations have a lower overall cost structure than the ARC and most regional blood centers in the U.S. despite the fact that as a for-profit, investor owned company we are subject to taxes and do not have access to tax-exempt debt securities or charitable contributions to finance our operations. Thus, our established operations compete effectively in a blood product market where prices are set fairly in relation to the costs of operation.

The nationwide increases in prices of red blood cells in 2001, combined with chronic product shortages in many parts of the U.S., have significantly increased the level of hospital interest in our blood product collection programs. Additionally, we believe that current pricing levels for red blood cells now offer opportunities to earn attractive profit margins on large scale production and collections of whole blood products.

As a result, we have recently significantly expanded our programs for collecting whole blood and producing red blood cells. These efforts have required significant investments in new personnel for donor recruiting, product collections and processing at all existing operations of the Company. Additionally, in California, we have dedicated significant resources to the development of a large department dedicated exclusively to conducting blood collections in mobile settings.

We believe that these expanded whole blood collection operations offer significant opportunities for future growth and profitability as the programs reach greater economies of scale and as overall pricing on these programs approaches market rates. However, in 2001, these new programs generated operating losses as a result of early stage operations and product pricing arrangements that do not reflect current market conditions. While we believe the operating losses are the result of the early stage operations focused on red blood cells and whole blood, there is no assurance that these operations will achieve anticipated economies of scale or that pricing of these programs can be successfully adjusted to generate profitability.

Universal Leukoreduction
------------------------

The blood industry has recently begun a conversion process to universally leukoreduce all cellular blood products at the time they are collected or manufactured (pre-storage leukoreduction). The leukoreduction process removes the white blood cells or leukocytes from blood and platelets before they are transfused. Leukocytes in transfused blood can cause adverse patient reactions and repeated
transfusions can result in diminished transfusion effectiveness.   We
have produced only leukoreduced apheresis platelets for several years.

Historically, only portions of blood component transfusions were leukoreduced and the process was often performed in the hospital setting immediately prior to transfusion rather than at the time the blood product was collected.

The Department of Health and Human Services ("HHS") Advisory Committee on Blood Safety and Availability ("BSAC") in January 2001 recommended that universal pre-storage leukoreduction be implemented as soon as feasible. BSAC's recommendation was conditioned on an implementation process that does not diminish blood supplies and also that HHS establishes adequate funding for the effort. We expect that the FDA will soon mandate that all blood products distributed be leukoreduced.

The adoption of a universal leukoreduced policy for all cellular blood products may significantly raise the costs of blood products nationally. Additionally, because the costs of leukoreducing pooled platelet products are significantly greater than the costs of similarly leukoreduced, single donor platelet products, the new policy reduces the relative cost difference between transfusions of pooled platelets and apheresis platelets. We anticipate that universal leukoreduction policies will increase the demand for leukoreduced single donor platelets and reduce utilization of pooled platelet concentrates.

RECRUITING BLOOD DONORS - VOLUNTEER DONOR PROGRAMS

Whole Blood Donor Collection Programs
-------------------------------------

Historically, we believe that the low participation rate in blood donation, while partially due to societal factors, is largely due to economics. Specifically, artificially low blood prices have caused blood collection agencies to focus their efforts primarily in settings where potential donors can be accessed easily, conveniently, and economically from the standpoint of the blood center.

As a result, a disproportionate amount of the U.S. blood supply is collected outside of major urban areas (in areas where labor costs are lower) and in settings where large numbers of donors at a single location improve economies of scale (high schools, very large commercial employers with significant formalized community service programs, and government agencies). Such collection practices bypass the largest portion of the U.S. population and the greatest number of potential donors.

We believe that more than adequate whole blood supplies can be collected in the U.S. if blood donation is made convenient for the donor. We believe that developing trends in blood product pricing will support expanded whole blood collection efforts in donor convenient settings that are significantly smaller than those used in recent years.

We directly approach employers, churches, community organizations and educational institutions and request their participation in a community blood drive for a specific hospital and its patients. Once a sponsor organization has agreed to hold a blood drive, our staff (and often the staff of the sponsor) attempt to advertise and generate enthusiasm for giving blood in the potential donor group by explaining the critical need for blood and the health benefits to those needing transfusions. Additionally we offer prizes, t-shirts and other tokens of recognition for participation. Finally, we follow up individually (often telephonically) with donors who donate and request their participation in additional donations at our donor sites.

In addition to our recruiting efforts, our collection staff is selected on the basis of their interpersonal skills (in addition to technical skills). A key factor to retaining donors is making the actual donation a friendly and pleasant process. Thus, a donor-friendly collection staff is essential to the long-term effectiveness of initial recruiting efforts by securing repeat donations.

We believe that our donor recruiting processes are essentially similar to techniques employed by other blood centers and differ only in the size of the potential donor groups targeted and the use of a hospital name to contact donors rather than the name of a blood collection organization. We actively seek to arrange blood drives with organizations that do not meet the minimum size criteria set by other blood centers. While we sacrifice some economies of scale conducting blood drives in this manner, we believe our overall lower cost structure enables us to conduct blood drives economically in smaller settings.

While the Company has developed what we believe are cost effective strategies to recruit volunteer blood donors, there can be no assurance that such strategies will in fact result in sufficient blood product collections to meet client hospital needs or to assure profitability.

Recruiting Blood Donors - Apheresis Platelet Donor Programs
(Uncompensated Donors)
-----------------------------------------------------------

While the apheresis technology to collect single donor platelets was perfected in the late 1970's and the vast majority of informed physicians prefer single donor platelets to pooled platelets manufactured from whole blood, it was not until 1994, more than 18 years after the apheresis technology was available, that single donor platelets constituted more than 50% of U.S. platelet transfusions. In 1999, single donor platelets constituted 59% of platelets available and 66% of platelet transfusions.

This medically preferred product is in chronic short supply.

Relative to whole blood donations, apheresis platelet donation is an arduous process. Apheresis platelet donation times range from 60 to 150 minutes (vs. an average 8 to 10 minutes for whole blood) and are most efficiently performed in a blood center with large automated collection units that are not easily transportable. Adding pre-donation interview and screening time and post-donation rest periods, an apheresis platelet donation can take approximately 3 1/2 hours excluding the time involved in commuting to the donor center.

Most apheresis platelet donors are recruited by blood centers from the most dedicated and committed subset of whole blood donors. On average, such dedicated donors donate platelets between four and six times a year. We estimate that the U.S. apheresis platelet supply is provided by between 0.06% and 0.09% of the U.S. population.

Our programs that directly recruit apheresis platelet donors involve significant donor education efforts, mobile platelet collection drives (we believe we are one of very few blood centers that collects single donor platelets outside of the donor center environment), and telerecruiting programs. Additionally, our programs involve providing a friendly, collegial environment for our donors while they donate, such as movies and other entertainment while donating, and donor appreciation events and other elements that make the donation process and participation in our programs a friendly environment that encourages repeat donations.

Our programs have been successful in recruiting sufficient apheresis platelet donors to meet our client hospital needs in Maine, New Hampshire and North Carolina. However, our apheresis platelet donor programs focused on uncompensated apheresis donors in both New York City and Southern California (major urban areas) have been largely unsuccessful in meeting collection goals or in meeting income objectives. Our newest Blood Management Program for Children's Memorial Hospital in Chicago began operations in June 2001 and has not met its collection goals as yet. We believe that this program will eventually meet its collection goals since most hospitals for children generate a level of community support much greater than that obtained by other types of hospitals or blood centers. However, there can be no assurance that our efforts to recruit sufficient volunteer apheresis platelet donors in urban areas such as Chicago will be sufficient to meet the needs of the client hospital or in meeting income objectives.

RECRUITING BLOOD DONORS - COMPENSATED APHERESIS DONOR PROGRAM

History
-------

Modern transfusion medicine and large-scale blood collection activities were developed during World War II ("WWII"). During WWII, and for many years thereafter, blood donation was widely viewed as a civic and patriotic responsibility by most U.S. citizens. As with many societal trends, blood donation rates have changed considerably over the years. Since WWII, the percentage of the U.S. population that donates blood has dropped precipitously.

During the 1950's and 1960's, many U.S. blood centers adopted practices of paying blood donors for blood donations. Because prices of blood products were low, many of these blood centers focused their recruiting efforts on segments of the population that were economically destitute and would donate blood for minimal compensation. Very often paid blood donors in these periods were recruited from populations accurately described in academic and scientific studies of the time as "derelicts."

In the U.S., and throughout the world, economically disadvantaged populations have higher rates of hepatitis and other diseases that can be transmitted through blood transfusions. Because no effective screening tests for transfusion-transmitted diseases were available or employed at the time, utilization of paid donors from economically disadvantaged populations resulted in disproportionate levels of hepatitis infections in transfusion recipients in the 1950's and 1960's.

In the 1970's, the FDA mandated that blood products be labeled as being obtained from either a paid or volunteer (unpaid) donor. A paid donor, as defined by the FDA, is one that receives direct compensation from the blood collection agency that is or can be readily converted to cash. For example, donors who are paid by their employers for the time they spend donating or awarded other forms of incentives, such as additional paid time off work, are considered as unpaid volunteers under the FDA definition, whereas, donors who receive tickets to sporting events that can be resold are considered paid.

The FDA labeling requirements resulted in the elimination of virtually all programs that paid whole blood donors in cash. This in turn significantly reduced the large scale recruiting of blood donors from economically disadvantaged populations and significantly reduced the incidence of transfusion-transmitted hepatitis.

Since the 1970's, the U.S. has relied on an "all volunteer" donor pool for whole blood collections and most blood centers have adopted the philosophy that donor altruism is an essential element of blood safety. However, most blood donors who donate in employer-sponsored blood drives are paid for the time they donate and employer sponsored programs that offer additional paid time off work in consideration for blood donations are a very effective donor recruiting tool used widely in the U.S. Additionally, many other forms of incentives, not involving the direct payment of cash, are utilized by the blood industry to attract blood donors.

When the apheresis technology was introduced for platelet collection in the 1970's, the National Institute of Health both conducted and sponsored through grants programs that directly paid apheresis platelet donors for the extended time involved in apheresis platelet donation. Unlike the paid donor programs of the 1950's and 1960's, however, these modern programs targeted healthy populations and required blood donors to undergo health status prescreening and infectious disease testing prior to donation.

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

Despite their demonstrated safety records and their effectiveness in collecting apheresis platelets, most paid platelet donor programs have been eliminated for philosophic reasons, i.e., the desire to have an "all volunteer" blood supply. Today there are only three major programs in the United States that directly pay platelet donors. These are operated by the Mayo Clinic, the University of Iowa and HemaCare's operation in Sherman Oaks, California.

As can been seen from the national platelet transfusion statistics, reliance on volunteer donors has never produced sufficient number of single donor platelets to meet the nation's needs despite physician preferences for these superior products.

Our Paid Platelet Donor Operations in Southern California
---------------------------------------------------------

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

Management believes our program has achieved excellent results. In our entire history (which involves the production of more than 130,000 platelet products), we have never experienced an instance where a patient has been infected with either Hepatitis or HIV. Further, we have experienced no problems in our donor group. We have never had an individual donor, once admitted to our program, subsequently contract and test positive for either Hepatitis or HIV.

Most blood industry professionals believe that the safest blood donors are repeat donors who have been repeatedly tested for infectious disease. Because our program encourages repeat donations, last year we produced more than 15,000 platelet units using fewer than 750 individual donors. On average a platelet produced in our program comes from a donor who has donated (and been tested) more than 35 times. Our average donor donates more than 10 times each year.

Our program is regularly inspected by the State of California, the FDA and the AABB and has an exemplary regulatory record.

However, despite our impressive safety record, there can be no assurance that our program will prevent all cases of infectious disease transmission from our donors. Such absolute assurance cannot be achieved in any blood program using technology available today.

Program Cost Effectiveness
--------------------------

We believe that our program is among the lowest cost platelet production operations in the U.S. despite the facts that we incur significant costs in prescreening donors (a practice not followed by most blood centers), pay the donors, and operate in a relatively high
cost urban environment.   Our cost effectiveness results from several
factors, including the small number of donors in the program (which results in lower regulatory compliance costs), our unusually effective practices of scheduling and processing donations, and our ability to select donors who have high platelet counts in their blood.

We pass on the benefits of cost efficiencies in the form of competitive single donor platelet prices. We believe that single donor platelet prices in Southern California have consistently been among the lowest in the nation despite the fact that the area is a high cost urban environment.

California Legislative Authorization
------------------------------------

In 1974, California enacted legislation effectively banning the trans-fusion of blood products obtained from paid donors by requiring physicians to determine in each transfusion case that no blood products from unpaid volunteer donors were available. This legislation was enacted because there were no effective laboratory tests for detecting hepatitis or other infectious diseases at the time. This legislation also predates the commercialization of the technology to collect apheresis platelets.

Since 1986, our paid donor program has operated under a special provision of California Law that exempts apheresis platelets from the 1974 law. The exemption contains a sunset provision and must be continued by the California legislature periodically to remain effective. California has extended this exemption in 1986, 1989, 1992, 1994 and 2000. The current exemption is scheduled to expire January 1, 2003.

Our hospital customers and the California Medical Association support changing the law to make the exemption under which we operate permanent. However, the American Red Cross and other competitor blood centers vigorously oppose the existing exemption and any further extensions.

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

By all objective measures our paid donor program has been a public health success. In Southern California, unlike many other areas of the nation, transfusing single donor platelets is regarded as the standard of care by most hospitals and pooled platelets are not routinely marketed to hospitals in the area. Additionally, the prices of single donor platelets have been consistently lower than in other areas of the U.S.

We estimate that, generally, the supply of single donor platelets has been adequate to meet more than 95% of Southern California hospital platelet transfusion needs (in contrast to 66% nationwide). We estimate that single donor platelet supply needs in Southern California are met by our production (approximately 30%), production by the ARC in Southern California (approximately 42%) and by significant numbers of platelets imported by the ARC from other parts of the U.S. (approximately 28%).

We believe that there is no objective public policy reason to legally ban our California paid donor operation. Further we believe (and all objective evidence suggests) that a significant shortage of platelets will develop if our program is eliminated. We intend to continue our efforts to change California law to either further extend or make permanent the legal authorization to operate our program. However, there can be no assurance that we will be successful.

In 2001, our paid donor program produced revenues of $5.96 million or 24% of our total operating revenues and $1.2 million of gross profits. The Company's overall financial position will be materially and adversely affected if we are required to close the Southern
California platelet program.

In the event that California law is not amended or a new exemption obtained, we are studying several potential courses of action. These include:

- Commencing the manufacture and sale of pooled platelets derived from whole blood donations. We presently do not produce pooled platelets from whole blood collections in California; however, we believe that a significant market for these less preferred products will develop, similar to other areas of the U.S., if our paid apheresis platelet collection program is eliminated.

- Significantly raising our prices, downsizing the paid donor program, and acting as a backup emergency supplier of single donor platelets whenever there are shortages in the volunteer supply (which we anticipate will be often).

- Exporting our single donor platelet products to areas outside of California.

- Absent significant economic improvement in our volunteer donor blood programs in Southern California, exiting the blood products business in California and focusing on our continued therapeutic apheresis operations in the state and our non-California blood products operations and BMPs.

With the exception of exiting the California blood products market entirely and concentrating on other areas of the U.S., which we believe we can do successfully (although the Company would be much smaller than today), the financial feasibility of the other options discussed above requires further study.

BLOOD PRODUCTS OPERATIONS

Blood Center Operations
-----------------------

Los Angeles, California

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

The Sherman Oaks facility also provides components derived from whole blood, such as red blood cells, fresh frozen plasma and cryoprecipitate, to hospitals other than our BMP customers. Some of these products are purchased by the Company. All purchased product is obtained from blood centers located in the United States. All such suppliers are FDA licensed and accredited by the AABB.

Portland, Maine

We operate a regional blood center, the "Maine Blood Center," located in Scarborough, a suburb of Portland. This regional program has evolved from a BMP program for Maine Medical Center ("MMC"), a 660-bed hospital that is the largest teaching and tertiary hospital in the state.

While our operations were originally operated under MMC's licensure as an outsourcing program, the program has operated under our FDA registration since 1999 and received FDA licensure in 2001.

Prior to 2001, the Portland operation specialized in collecting single donor platelets, although it was capable of providing a full array of blood products to hospitals. Our sales have been primarily limited to MMC as most ARC contracts in Maine require the hospital to purchase blood only from the ARC unless it is unable to deliver product. The Maine Blood Center facility, similar to the Los Angeles facility, supports our mobile blood collection programs for all BMP clients in the area.

0UR BLOOD MANAGEMENT PROGRAMS

A Blood Management Program ("BMP") is an arrangement in which a hospital outsources some or all of its blood procurement and donor center management functions to the Company, while retaining the convenience and efficiencies of an in-house program. A BMP aligns the interests of the Company and its hospital customer, and provides the customer with a "partner" in achieving its financial, regulatory compliance and patient service goals related to blood.

In a BMP arrangement, we generally establish and operate a blood donation center under the name of the sponsoring BMP hospital either on or nearby the hospital's campus. Typically, we provide all the center staff and assume responsibility for regulatory compliance. We supply the BMP customer with blood products from collections at the hospital's donation center, from mobile blood drives collections at other Company donation sites or, to a limited degree, from products purchased by us from other blood centers.

In 2001, we expanded the BMP concept to include arrangements where we operate community mobile blood drives on behalf of hospitals. These arrangements operate similarly to other BMP programs, but do not involve the Company operating a donor room on the hospital's campus.

Aside from economic benefits, each BMP client enjoys a blood collection operation where regulatory compliance matters are managed by an organization with expertise in such matters. All our BMP programs are subject to inspection by the FDA, and we seek AABB accreditation for each such program. The overall regulatory compliance records of the BMP programs described below are very good.

The following briefly describes each of our major BMP programs.

Children's Memorial Hospital of Chicago
---------------------------------------

Children's Memorial Hospital of Chicago ("CMH") is a tertiary and teaching facility affiliated with Northwestern University and dedicated to the treatment of infants and pediatric patients.

In March 2001, we entered a BMP with CMH to operate a blood collection center on the hospital's campus in central Chicago and to provide TA and stem cell services to patients at the hospital. This program became operational in June 2001.

Dartmouth-Hitchcock Medical Center
----------------------------------

Dartmouth-Hitchcock Medical Center ("DHMC") is a 430-bed hospital located in Lebanon, New Hampshire. DHMC is affiliated with Dartmouth College and is the teaching hospital for Dartmouth College Medical School. DHMC is a major research center and serves as the tertiary care center for New Hampshire and adjacent areas of Vermont.

Under the DHMC BMP arrangement, we perform apheresis platelet and plasma collections, autologous and directed donation collection services, therapeutic apheresis and stem cell collection services and blood related research support. During 2001, we added red blood cell collections through the recently approved double red cell apheresis process for DHMC and whole blood collections.

One of the significant benefits of all our BMPs is the ability of the hospital to implement blood safety standards that the hospital medical staff believes are appropriate, but which are more restrictive than the minimum standards mandated by the FDA or generally followed by regional blood centers. DHMC has made several such elections that consist of stricter donor deferral criteria than required by the FDA and AABB donor deferral criteria.

DHMC has also elected to utilize only donor-retested plasma for transfusion. Because plasma has a long shelf life, it can be stored for periods of time sufficient for a donor to make a repeat donation.
Donor-retested plasma is quarantined after collection until the donor again successfully donates plasma after a period of 112 days.

While modern testing methods for both HIV and HCV are excellent, there remains a slight risk that the blood of donors recently exposed to and infected with the HIV and HCV viruses within the "window period" (a short period of time immediately prior to donation and testing) will not be detected. The infectious disease testing of the donor's blood performed at the times of both donations thus minimizing the possibility that the plasma transfused after the quarantine period is infected with HIV and HCV viruses. The BMP arrangement with DHMC began in 1995.

Eastern Maine Medical Center
----------------------------

Eastern Maine Medical Center ("EMMC") is a 411-bed medical and trauma center serving communities throughout central, eastern and northern Maine. The Company recently contracted with EMMC to provide whole blood and apheresis products. The EMMC Blood Donor Program will open April 1, 2002 in Bangor, Maine.

Long Beach Memorial Medical Center
----------------------------------

Long Beach Memorial Medical Center ("LBMMC") is a 726-bed major tertiary teaching hospital facility located in Southern Los Angeles County. LBMMC is the largest hospital in a five-hospital system operating in Los Angeles and Orange Counties.

Under our BMP agreement, we have assumed responsibility for managing LBMMC's pre-existing programs for blood collection and for expanding those programs to include mobile blood drives in the greater Long Beach community. Additionally, we are responsible for providing therapeutic apheresis services to patients requiring this medical treatment.

Mount Auburn Hospital
---------------------

Mount Auburn Hospital is affiliated with CareGroup Healthcare System hospital located in Cambridge, Massachusetts. Mount Auburn is an acute-care, community teaching hospital.

The Company has been operating a blood collection program for the hospital since October 2000.

Presbyterian Intercommunity Hospital
------------------------------------

Presbyterian Intercommunity Hospital ("PIH") is a 339-bed community medical center located in Whittier, California.

Since May 2000, we have been responsible for the management of PIH's pre-existing blood collection programs, and for expanding those programs to include mobile blood drives in the greater Whittier and Los Angeles areas. In addition, we provide the hospital with platelets from our Sherman Oaks facility and provide therapeutic apheresis services to patients.

St. Peter's Hospital
--------------------

St. Peter's Hospital is a 442-bed acute care facility located in Albany, New York, servicing the New York capital area. The hospital is part of St. Peter's Health Care Services in Albany and is affiliated with the Catholic Health East hospital system.

The Company will create and manage a blood donor center for St. Peter's Hospital which is scheduled to open in Spring 2002.

University of California, Irvine Medical Center
-----------------------------------------------

The University of California, Irvine Medical Center ("UCI") is a 462-bed tertiary facility that serves as the teaching hospital for the University of California, Irvine Medical School.

Under this BMP program, we operate a donor center on the UCI hospital campus and conduct blood drives for the hospital in the surrounding communities. The donor center provides directed and autologous donation services to hospital patients, friends and family and supports various research efforts relating to blood. Additionally, we provide single donor platelets to the hospital that are collected at our Sherman Oaks facility and serve as the hospital's primary TA provider.

University of North Carolina
----------------------------

UNC Hospitals in Chapel Hill, North Carolina ("UNC") is a 660-bed teaching and tertiary hospital complex operated by the University of North Carolina in Chapel Hill. UNC is also an active blood-banking research institution.

We have operated the UNC BMP since 1997. Under the original program, we are the primary provider of single donor platelets for UNC and we operate a donor room on the hospital campus and conduct mobile collection drives in the community. We have expanded our program for UNC to include plasma collections and, in 2001, a portion of the therapeutic apheresis services performed at the medical center.

University of Southern California
---------------------------------

The University of Southern California ("USC") operates two hospitals on the campus of USC, Norris Comprehensive Cancer Center and Hospital and USC University Hospital. Together these hospitals comprise a 340-bed tertiary care and research center. Tenet HealthCare manages these hospitals.

Under our BMP, we developed, financed, and now operate, a blood donation center located on the USC hospitals' campus. This center provides research support to hospital physicians and performs autologous and directed donation services. Further, we provide a full array of blood products to USC including platelets collected at our Sherman Oaks center and other blood products collected on mobile drives or purchased by us from other blood centers. Additionally, the Company serves as the hospitals' primary provider of therapeutic apheresis services and stem cell collections. We have operated the BMP at USC since 1995.

Other Smaller BMP Operations and Community Mobile Programs
----------------------------------------------------------

We provide a limited scope of blood management program services to hospitals in Paterson, New Jersey and Los Angeles. These programs do not involve our establishing a full-time presence on the hospital campus. Rather, we perform blood product collection services either on the hospital's campus or we simply conduct mobile drives in the community on behalf of the hospital and provide all products we collect to the sponsoring hospital.

The Community Mobile Programs in Los Angeles are focused on collections of whole blood and are generally supplemented by supplying single donor platelets from our Sherman Oaks facility. Hospital demand for these programs increased dramatically during 2001 in response to the ARC's announced price increase. In response to this increase in demand, we significantly expanded our donor recruitment, collection and processing capabilities. We incurred substantial expenses to expand our capacity and, consequently, these operations were only marginally profitable during 2001. Because of our capability to increase mobile red cell collections, along with escalating prices and blood shortages, we should be positioned for increased profitability of this program in future
periods.    However, there can be no assurance that these expanded
programs will be successful and profitable in the future.

BLOOD SERVICES OPERATIONS

General
-------

Since its inception, we have performed almost 57,000 therapeutic apheresis procedures in the treatment of more than 27 diseases thereby providing us with a substantial and perhaps unparalleled level of experience.

We provide therapeutic apheresis services to all of our BMP hospital customers and we offer such services on a regional basis in a total of 11 states on the east and west coasts of the U.S. Our major operations are located in Los Angeles, New York and Connecticut.

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

Treatments are administered by trained, nurse-specialists acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), under the supervision of a specially trained physician.

The Company provides therapeutic services using all currently recognized treatment methods: 1) plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, 3) stem cell collection, and 4) photopheresis.

Plasma Exchange and Cell Depletion
----------------------------------

The primary blood services provided by the Company, accounting for 90% of therapeutics procedures in 2001, were plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood, using automated blood separation equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids, most commonly albumin, are used to maintain the patient's blood volume.

Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura ("TTP"), myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. A patient may require from four to twenty treatments over a period of time ranging from a few days to several months. Each treatment may last from two to four hours.

When required, in situations where the hospital requests it, we also provide albumin to the hospitals utilizing our therapeutic apheresis services.

Immunoadsorption
----------------

Since 1988, the Company has provided a therapeutic treatment, which uses an in-line immunoadsorption column to modify patients' immune response. During immunoadsorption column therapy, blood is drawn from one arm of the patient, plasma and blood cells are separated and the plasma is filtered through the column to remove unwanted circulating immune complexes and immunoglobulin from the plasma. The plasma is then recombined with the red blood cells and returned to the patient's other arm.

Immunoadsorption column therapy has been approved by the FDA for the treatment of ITP, an immune-mediated bleeding disorder since December 1997.

In 1999, the FDA approved this procedure for the treatment of moderate to severe rheumatoid arthritis ("RA"). RA is a potentially crippling autoimmune disease that is estimated to affect approximately 2.5 million people in the U.S. In RA, the body's immune system inappropriately makes antibodies, called rheumatoid factors that collect in the joints and surrounding soft tissue causing inflammation and tissue damage. Joints, typically those in the hand, become painful and swollen, lose movement, and become deformed. Individuals afflicted with RA not only suffer a significantly reduced quality of life, but also a shortened life expectancy.

This application may significantly increase the demand for immunadsorption column procedures. The typical RA patient treatment involves a series of twelve treatments in a three-month period. Approximately 50% of the treated patients experience a significant decrease in symptoms and are able to function without further drug treatments for a period of approximately one year.

Since the FDA approval of TA treatments for RA in 1999, actual utilization of the procedure for RA treatments has not met expectations. We attribute this to the introduction of certain new drugs that also address severe cases of RA and to unclear policies of insurance carriers, including the Medicare program, as to the amount of reimbursement that will be paid to the hospital and physicians for performing the treatment.

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

Photopheresis
-------------

Photopheresis is a therapeutic technique in which patient's lymphocytes (white blood cells) are collected by a blood separation device. The lymphocytes are then exposed to ultraviolet A light, in combination with the drug 8-mexthoxypsoralen. This drug is a photosensitizing agent, which becomes active when it is exposed to ultraviolet light. After this exposure, the lymphocytes are returned to the patient. The treated cells stimulate the immune system to attack the cells which are causing the disease.

Photopheresis is FDA approved for the treatment of Cutaneous T-Cell Lymphoma ("CTCL"). Research studies are in progress for the approval of photopheresis in the treatment of heart transplant rejection, scleroderma and graft vs. host disease.

DISCONTINUED OPERATIONS

From 1990 through 1995, the Company, through its wholly owned subsidiary HemaBiologics, Inc., conducted research and development activities relating to Immupath, an anti-HIV hyperimmune plasma product. In November 1995, the Company decided to terminate these research and development activities.

In June 1996, the Company agreed to sell most of its research and development assets, including its FDA plasma licenses and a plasma collection center for which the Company received cash and a promissory note, collateralized by certain of the assets sold. The note was repaid in March 1997, resulting in a gain of $120,000 on disposal of discontinued operations in 1997.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath sufficient for the patients still receiving treatment for a limited period of time. There are currently two patients receiving Immupath treatments. In 1997, the Company reviewed and revised its estimate of the remaining costs of discontinued operations, including the costs to treat remaining patients and the other continuing liabilities of the discontinued operations, and recognized an additional gain on disposal of $173,000. The Company does not expect discontinued operations to have a material impact on its future operating performance and has a reserve of $75,000 as of December 31, 2001.

SALES TO MAJOR CUSTOMERS

During 2001 and 2000, no customer accounted for more than 10% of our total sales. Sales of products and services to USC/Norris
Comprehensive Cancer Center and Hospital and USC University Hospital (the "USC Hospitals") comprised 12% of the Company's revenues in 1999. Although the USC Hospitals are not under common ownership, the Company's agreements with these hospitals are interrelated.

COMPETITION

General
-------

We compete on the basis of responsiveness to customer needs, value-based pricing and the high quality of our services and products. Our competitors are generally not-for-profit entities, including the ARC and regional and community blood banks. Many of these organizations have greater financial, technical and personnel resources than we do. Since such competitors are tax exempt, they do not incur costs for many taxes that are levied on our operations and they have access to low cost tax-exempt debt to finance their operations.

Blood Products
--------------

The primary competitor for our single donor platelet and whole blood component business is the ARC. To a lesser extent we also compete with other community based blood centers and hospital-based blood banks.

We have developed several blood product and service programs to respond to our customers' needs. These include a depot system where we assume the risk of platelet products outdating and our BMP outsourcing programs. We believe our strategy of offering blood product and service programs tailored to the requirements of individual customers favorably differentiates us from other suppliers of blood products and services and that outsourcing programs provide opportunities for expansion of the Company's businesses.

We consistently reevaluate and revise our product and BMP outsourcing programs to meet customer needs and respond to marketplace factors. At present we are unaware of any competitors in this field. However, there is no assurance that others blood centers or new market participants will not successfully introduce similar programs that will compete with those of the Company.

Blood Services
--------------

Competitors for our therapeutic blood services business are primarily regional and community blood banks (principally, the New York Blood Center and, in New England, the ARC). Additionally, many larger hospitals maintain their own in-house apheresis service units. Also dialysis companies and local kidney specialists (nephrologists) occasionally supplement acute dialysis services with therapeutic apheresis services. In addition, some of the diseases that are treated by therapeutic apheresis can also be treated by other medical therapies. Since therapeutic apheresis treatment requests are often sporadic and unpredictable, most community hospitals cannot afford to equip, staff and maintain an apheresis unit. Our mobile service enables such hospitals to offer state-of-the-art therapeutic apheresis services to their patients on an "as needed" basis without incurring the fixed costs associated with providing these services from in-house resources. For larger hospitals with in-house programs our mobile programs serve as a back-up or supplemental provider of therapeutic apheresis services.

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

Litigation with the Blood Services Unit of the American Red Cross
-----------------------------------------------------------------

We have filed an antitrust suit against the blood services unit of the ARC for business practices that we believe capitalize on its position as the dominant blood supplier in the U.S. and illegally attempt to prevent or eliminate competition in the blood industry. These practices have significantly restricted our ability to attract and retain customers in areas outside of California and, in California, have severely limited profit margins on existing customers and made many expansion activities uneconomic (See Item 3. Legal Proceedings).

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

HUMAN RESOURCES

At March 18, 2001, the Company had approximately 283 employees including 94 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

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

Blood Products Operations

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

An FDA license allows the license holder to sell licensed products across state lines. Such licensure is extended to a qualifying organization; each blood product produced by that organization and every variation of such product requires separate licensure.

In contrast, an FDA registration permits collection and sales of blood products only within a state. Most hospitals operate their own blood collection programs under FDA registration.

We hold FDA licenses for our operations in Sherman Oaks, California and Portland, Maine. In addition, our USC BMP program is operated under our establishment licensure. Most of the products we produce are licensed for interstate distribution, and it is our practice to apply and obtain such licensure for all products we produce. While we typically do not distribute products produced in California outside of the state, we view such licensure as a part of our overall commitment to quality.

Our present blood management programs (other than USC) are operated under the various hospitals' FDA registrations.

Irrespective of licensed or registered status, the FDA conducts regular inspections of all facilities collecting blood. Most of our operations have been inspected by the FDA within the last 12 months. These inspections are not scheduled in advance and can range from a few days to two weeks depending on the FDA's election as to the scope of the review.

In addition to FDA regulations, various states have regulatory agencies that govern blood product operations. In California, our operations are inspected for compliance at least annually by state representatives.

Aside from government organizations, the AABB is the private-sector, industry-sponsored organization charged with maintaining and improving science, safety, quality and education relating to blood. The AABB publishes extensively on matters pertaining to blood and works closely with the FDA and other government agencies with respect to developing regulations governing blood banking. The AABB also maintains a voluntary accreditation program for organizations desiring such accreditation. Accreditation requires organizations to maintain internal quality plans and procedures to assure blood safety and requires such organizations to undergo periodic inspections for compliance. We are an AABB institutional member and our operations are accredited by the AABB.

We consider our regulatory compliance record with the FDA, the various states and the AABB to be very good.

Laboratory Operations
---------------------

The Company's laboratory is licensed and accredited to perform various tests required by the FDA and State of California to ensure the purity, potency and quality of the blood products that it sells in California. Prior to June 1999, this lab performed infectious disease testing for our California based blood collections. In June 1999, we implemented a new type of infectious disease test, nucleic acid testing or NAT, which required that we outsource the testing function.

NAT testing is a newly developed testing protocol that materially reduces the "window" periods for HIV and Hepatitis C ("HCV"). The "window" period is the period of time, immediately after a person has been infected with either HIV or HCV, when current testing technology cannot detect the infection due to the body producing only limited amounts of antibodies against the virus.

NAT testing has been widely used by most blood centers since 1999 even though it was only under FDA evaluation. Recently, the FDA approved NAT testing and we expect that the FDA will mandate NAT testing very soon. Presently, there are only a few laboratories that perform NAT testing; however, that number is expected to increase now that FDA approval has been obtained.

All blood donations tested by outside laboratories are performed on a contract basis. These laboratories are FDA licensed and the Company regularly audits their operations to assure compliance with stated standards.

Sherman Oaks Paid Apheresis Platelet Donor Program
--------------------------------------------------

Since 1974, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes the latest of which was passed in 2000. Unless a new exemption is obtained, the existing exemption will expire on December 31, 2002, which could have a material adverse effect on the Company's revenue and net income. See discussion under "Donor Recruitment - Our Paid Platelet Donor Operations in Southern California."

Other Matters
-------------

State and Federal laws set forth anti-kickback and self-referral prohibitions and otherwise regulate financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations, will not prohibit or adversely impact the delivery by HemaCare of its services and products.

Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 2%, 2%, and 3% of the Company's total revenues for 2001, 2000 and 1999, respectively. There are no agreements between Dr. Levy, or the Company or the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to the hospital's patients.

Health care reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding hospital reimbursement, health insurance coverage and managed care may materially impact the Company's operations.

PROFESSIONAL AND PRODUCT LIABILITY INSURANCE

The nature of the Company's business is such that it may be subject to substantial liabilities for personal injury. We maintain medical professional liability insurance in the amount of $2,000,000 for a single occurrence and $5,000,000 in the aggregate per year in California, and $1,000,000 for a single occurrence and $3,000,000 in the aggregate per year outside of California. There can be no assurance that potential insurance claims will not exceed present coverage or that additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

RISK FACTORS AFFECTING THE COMPANY

We Operate in a Heavily Regulated Industry
------------------------------------------

Our business consists of the collection, processing and distribution of blood and blood products, all activities that are subject to extensive and complex regulation by the state and federal governments. With regard to the safety of our products, facilities and procedures and the purity and quality of our blood products, we are required to obtain and maintain numerous licenses in different locations and are subject to frequent regulatory inspections. In addition, state and federal laws include anti-kickback and self-referral prohibitions and other regulations that affect the relationships between blood banks and hospitals, physicians and other persons who refer business to them. Health insurers and government payers such as Medicare and Medicaid also cap reimbursement for our products and services and have regulations that must be complied with before reimbursement will be made.

The Company devotes substantial resources to complying with laws and regulations and believes it is currently in compliance.
However, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that we have not complied with a significant existing regulations, which could materially harm our business. Moreover, healthcare reform is continually under consideration by regulators, and we do not know how laws and regulations will change in the future. Some of these changes could require costly compliance efforts or expensive outsourcing of functions we currently handle internally, could make some of the Company's operations prohibitively expensive or impossible to continue.

See "Item 1.  Government Regulation and Blood Safety."

Product Safety and Product Liability
------------------------------------

Blood products carry the risk of transmitting infectious diseases, including hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses the latest available technology to test its blood products for known pathogens and complies with all applicable safety regulations. Nevertheless, the risk that testing and screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims brought against us could exceed our insurance coverage and materially and adversely affect our financial condition.

Environmental Risks
--------------------

HemaCare's operations involve the controlled use of biohazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company and its insurance coverage. The Company may incur substantial costs to maintain compliance with environmental regulations as it develops and expands its business.

Access to Insurance
-------------------

We currently maintain insurance coverage that we believe is appropriate for our products and our industry. However, if we experience losses or the risks associated with the blood products industry increase in the future, insurance may become more expensive or unavailable at reasonable prices or at all. We also cannot assure you that as our business expands or we introduce new products and services we will be able to obtain additional liability insurance on acceptable terms, or that our insurance will provide adequate coverage against any and all potential claims. Also, the limitations of liability contained in agreements to which we are a party may not be enforceable and may not otherwise protect us from liability for damages. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or changes in our insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, could materially and adversely affect our business.

Declining Blood Donations
--------------------------

Our business depends on the availability  of donated  blood.
Only a small percentage of the population donates blood, and the rate continues to decline. In addition, new regulations intended to reduce the risk of introducing infectious diseases in the blood supply have eliminated some groups of potential donors. While the Company has developed strategies to recruit volunteer blood donors, there can be no assurance that these strategies will result in sufficient blood collections to meet hospital needs or to assure profitability.

New Laws May Threaten Our Compensated Donor Program
----------------------------------------------------

In 2001, we realized revenues of $5.96 million, or 24% of total revenues, and gross profits of $1.2 million from the sale in California of platelets obtained from paid apheresis donors.
In 2000, we realized revenues of $5.6 million, or 26% of total revenues, and gross profits of $1.5 million from this program. California law generally prohibits the use of blood products obtained from paid donors, except for apheresis platelets.
This exception will expire on January 1, 2003, unless extended. There is significant opposition to the extension of this exemption from competitor blood centers. If the exemption is not extended, we may be forced to cease selling in California apheresis products obtained from paid donors. The loss of these sales would have a material adverse effect on our business and results of operations.

Not-For-Profit Status Gives Advantages to Our Competitors
---------------------------------------------------------

We believe we are the only significant blood supplier in the U.S. that is operated for profit and investor owned. Our competitors are nonprofit organizations, which are exempt from federal and state taxes, have substantial community support and have access to tax-exempt financing. Although we believe that as a result of our responsibility to operate for the benefit of investors we have consistently achieved lower overhead than our nonprofit competitors, there can be no assurance that we can maintain this advantage. If we do not, we will not be able to compete successfully with nonprofit organizations and our business and results of operations will suffer material adverse harm.

Competition
------------

As a supplier of blood products we compete principally with the ARC and to a lesser degree with community-based blood centers and hospital-based blood banks. As a provider of therapeutic blood services, we compete principally with regional and community blood banks and hospital-based apheresis centers.
We strive to provide cost effective services, but our competitors sometimes have advantages of price or established positions in their communities. Also, the ARC is a much larger organization than HemaCare and has greater resources to sustain periods of unprofitable sales or to adopt aggressive pricing strategies for the purpose of defending or increasing its market share.

We May Have Difficulty Achieving Our Growth Targets
---------------------------------------------------

Our ability to increase profitability depends on the continued growth of our business. Our national expansion strategy is to establish new blood management programs, providing both blood products and blood services to major hospitals in markets where we do not have a local presence. However, our competitors have close, long-term relationships with hospitals in these markets, which may impair our ability to enter new geographic areas. Failure to successfully expand our business could prevent us from increasing our profitability.

We Face Increasing Costs
------------------------

The costs of collecting, processing and testing blood have risen significantly in recent years and will likely continue to rise.
These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated
with recruiting  blood donors.   New testing protocols have required us
to outsource some of our testing. Costs may increase further if the FDA makes pre-storage leukoreduction mandatory. Because competition limits our ability to pass these increased costs on to customers, the increased costs could reduce our profitability and could have a material adverse effect on our business and results of operations.

Increasing Reliance on Outside Laboratories
-------------------------------------------

We maintain laboratories that are licensed and accredited to test blood products for purity, potency and quality. Recently, we have turned to outside laboratories for nucleic acid testing or NAT, a new type of infectious disease test, which we expect to be mandated by the FDA. As other new testing and processing technologies are introduced, we may have to increase our reliance on outside laboratories. In using outside laboratories we will have less control over testing quality. In addition, because laboratory facilities competent in these new technologies are scarce, the loss of an outside laboratory because of competition for capacity would have a material adverse effect on our business.

Obstacles Exist To Expanding Our Apheresis Collection Activities
-------------------------------------------------------------

Our collection of apheresis platelets has concentrated on paid donors in Southern California. If we are to expand our sales of apheresis platelets we will need to increase our apheresis collection activities in other states and increase our voluntary apheresis donors. However, apheresis collection requires much more time than whole blood collection, which significant limits the base of available donors. To date, we have not been successful in recruiting sufficient apheresis donors in all regions. We have had difficulty recruiting sufficient volunteer apheresis donors to meet our objectives in Southern California, New York and Chicago. We can give no assurance that our future recruiting efforts will yield sufficient apheresis donors to meet patient needs or our income objectives.

Our Target Donors Involve Higher Collection Costs
--------------------------------------------------

Our competitors are most active in collecting blood outside of major urban areas at sites where large numbers of potential donors are concentrated, such as schools, large commercial employers and government facilities. We believe that strategy has bypassed the largest portion of the U.S. population and have instead targeted smaller donor groups to raise blood for specific hospitals and their patients. While we believe our donor recruitment and blood collection activities are generally more cost-effective than our competition, our targeted donor community does not offer the same economies of scale as that of our competitors. As we grow we will need to increase our number of donors, and our emphasis on smaller donor organizations could make it more difficult for us to maintain a price advantage over our competition.
                                  28
<PAGE  29

Reimbursement Rates Have Not Kept Pace With Cost Increases
-----------------------------------------------------------

The reimbursement rates for blood products provided to Medicaid and Medicare patients were based on market prices prevailing several years ago, when the ARC reportedly sold red blood cells at below-cost prices. Market prices have increased substantially since that time, but the reimbursement rates have not. At present, the Company's prices are less than the reimbursement rates in its established markets and as a result the Company's products are profitable. But costs may continue to increase in the future, and there can be no assurance that reimbursement rates will increase at that time. If they do not, our profits could be reduced or eliminated.

Market Prices For Blood Do Not Necessarily Reflect Costs
--------------------------------------------------------

In the past our competition, in particular the ARC, has priced blood products at levels below their cost in certain geographic areas. We depend on competitive pricing to gain sales. Our cost management strategy has generally enabled us to profitably sell blood products at or below the prices of our competition. But as our costs increase we will not be able to raise our prices commensurately if our competitors do not. Some of our competitors have greater resources than we have to sustain periods of unprofitable sales. Cost increases may therefore have a direct negative effect on our profits and a material adverse affect on our business.

HemaCare's Business May Face Interruption Due to Terrorism
and Increased Security Measures In Response to Terrorism
------------------------------------------------------------

HemaCare's business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. Recently, in response to terrorist activities and threats aimed at the U.S., transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on HemaCare's business, results of operations and financial condition. Furthermore, HemaCare may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities.
The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

We May Be Unable to Meet Future Capital Needs
---------------------------------------------

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next twelve months. However, the Company had a loss in the fourth quarter which reduced available cash. The Company may need to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

We May Be Unable to Finance Expansion of Our Business
-----------------------------------------------------

Our plans to expand blood collections and blood management programs to new hospital customers will require significant capital investments in equipment for new blood collection centers, bloodmobiles, blood processing laboratories and other supporting facilities. In addition, these new programs will require capital to finance start-up costs and working capital requirements. The amount of these capital needs may exceed our existing sources of capital and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

We Could Lose our Lines of Credit.
-----------------------------------

At December 31, 2001, the Company had an accumulated deficit of $4,638,000. From time to time the Company has failed to comply with the covenants in its bank credit agreements, and has had to seek waivers from its lenders. In particular, the Company has failed in the fourth quarter of 2001 to comply with a covenant that it be profitable in each quarter, and may not comply with that covenant at the end of the first quarter of 2002 as well. Its lenders have waived the default for 2001 and given a limited prospective waiver for any default in the first quarter of 2002. While the lenders have previously granted these waivers when needed, we cannot assure you that they will continue to grant them in the future. Failure to obtain such waivers when and, if needed, could result in acceleration of payment obligations under our credit facilities and severely reduce our liquidity and available cash resources.

We May Be Adversely Affected by Changes in the Healthcare Industry
------------------------------------------------------------------

In the U.S., a fundamental change is occurring in the healthcare system. Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. This trend is expected to continue. In addition, there has been significant consolidation among healthcare providers as providers seek to enhance efficiencies, and this consolidation is expected to continue. As a result of these trends, we may be limited in our ability to increase prices for our products in the future, even if our costs increase. Further, we could be adversely affected by customer attrition as a result of consolidation among healthcare providers.

Future Technological Developments Could Jeopardize Our Business.
----------------------------------------------------------------

Because of the risks posed by blood-borne diseases, many companies are currently seeking to develop synthetic substitutes for human blood products. At present, none of these products is a medically accepted substitute for human blood and its constituents. Nevertheless, because our business consists of collecting, processing and distributing human blood and blood products, the introduction and acceptance in the market of synthetic blood substitutes would cause material adverse harm to our business.

We Depend on Our Key Personnel
-------------------------------

We are highly dependent upon the expertise and services of the principal members of our management and medical staff, in particular, Alan C. Darlington, our Chairman and Chief Executive Officer, Dana E. Belisle, Chief Operating Officer, and Joshua Levy, M.D., our National Medical Director. Our business would be materially and adversely affected if the services of any of them ceases to be available.

In addition, the loss of the services of any of our other senior management and medical personnel also could have a material and adverse effect on us. Our success also depends, in large part, upon our ability to continue to attract and retain highly skilled medical, managerial and marketing personnel. Competition for such personnel is intense. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We cannot assure you that we will be successful in attracting and retaining personnel.

Our Articles of Incorporation and Rights Plan Could Delay
or Prevent an Acquisition or Sale of HemaCare
----------------------------------------------------------

Our Articles of Incorporation empower the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult a change in control of HemaCare, even if such a change in control would be in the interest of a significant number of our shareholders or if such a change in control would provide our shareholders with a substantial premium for their shares over the then-prevailing market price for our common stock.

In addition, the Board of Directors has adopted a Shareholder's Right Plan designed to require a person or group interestd in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of our other shareholders would have the right to purchase securities from us at a discount to the fair market value of our common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, could materially adversely affect our shareholders' ability to realize a premium over the then prevailing market price for our common stock in connection with such a transaction. For a description of the Rights
Plan, see the Company's Current Report on Form 8-K filed with the SEC on March 5, 1998.

Stocks Traded on the OTC Bulletin Board are Subject to
Greater Market Risks than Those of Exchange-Traded and
Nasdaq Stocks
----------------------------------------------------------

Our common stock was delisted from the Nasdaq Small Cap Market on October 29, 1998 because we failed to maintain the market's requirement of a minimum bid price of $1.00. Since November 2, 1998 our common stock has been traded on the OTC Bulletin
Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock
Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of our common stock or to obtain accurate quotations as to its price.

Our Stock Price Could Be Volatile
----------------------------------

The price of our common stock has fluctuated in the past and may be more volatile in the future. The reported sale price in 2001 ranged from a low $.88 to a high of $2.69.
Factors such as the announcements of government regulation, new products or services introduced by us or our competitors, healthcare legislation, trends in the health insurance and HMO industry, litigation, fluctuations in our operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in our common stock makes it more vulnerable to rapid changes in price in response to market conditions.

Future Sales of Equity Securities Could Dilute the Company's
Common Stock.
-------------------------------------------------------------

The Company may seek new financing in the future through the sale of its securities. Future sales of common stock or securities convertible into common stock could result in dilution of the common stock currently outstanding. In addition, the perceived risk of dilution may cause some of our shareholders to sell their shares, which could further reduce the market price of the Common Stock.

We Do Not Expect to Pay Any Dividends
-------------------------------------

The Company intends to retain any future earnings for use in its business, and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the Company's credit agreement prohibits the payment of dividends during the term of the agreement.

ITEM 2.  	PROPERTIES.
-------     -----------

The Company occupies a 12,000-square foot facility in Sherman Oaks, California, where it operates a platelet apheresis center, a blood bank laboratory, a manufacturing facility for whole blood components and a distribution center. The lease on this space expires October 31, 2002.

In December 2001, the Company relocated its corporate offices and part of its distribution center to an 11,250 square foot facility in Woodland Hills, California. The lease on this space expires October 31, 2006.

The Maine Blood Center occupies a 3,600 square foot donor center in Scarborough, Maine. The lease expires October 31, 2004.

In addition, the Company occupies a 1,278 square foot office space in Yonkers, New York which expires August 31, 2006, and a 2,500 square foot office space in Bangor, Maine which expires December 31, 2006.

In connection with each of its blood management programs, the Company occupies space on the campus of its client hospitals. While the arrangements vary, certain of these facilities are formally subject to a lease agreement with the sponsoring hospital for periods concurrent with the blood management program agreement. Other agreements grant the Company the right to utilize space and facilities on the hospital premises during the term the Company continues to provide services to the hospitals without specific lease terms.

ITEM 3.  	LEGAL PROCEEDINGS.
-------     ------------------

In December 2000, HemaCare filed with the United States District Court in the Central District of California an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the ARC in connection with ARC pricing practices in Southern California and other areas of the nation where we operate.

Our lawsuit alleges that the ARC, as part of a publicly announced strategy to increase its market share in the U.S. blood industry, has employed below cost and bundled product pricing to eliminate competition.

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

In 1995, we filed an earlier antitrust lawsuit against the American Red Cross for practices in California that compelled Southern California ARC customers to purchase platelet products from the ARC at prices higher than those offered by the Company. In June 1997, that suit was settled on confidential terms.

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

The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by the OTC Bulletin Board, for the quarters ended March 31, June 30, September 30 and December 31, 2001 and 2000. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                               2001             2000
Quarter ended             High     Low       High     Low
--------------            -----    ----      -----    ----
March 31                  $1.44    $0.88     $3.00    $0.69
June 30                   $2.69    $1.21     $2.25    $1.00
September 30              $2.65    $1.50     $1.94    $1.25
December 31               $1.90    $1.25     $1.81    $1.00


The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.


ITEM 6.    SELECTED FINANCIAL DATA
-------    ----------------------
The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein.


                                                     Years Ended December 31,
                                               (In Thousands, except Per Share Data)
                                         2001       2000        1999       1998       1997
                                       -------    -------     --------    -------    -------
Revenues                               $25,199    $21,512     $19,021     $13,124    $11,101
Gross profit                             4,409      4,850       4,026       3,122      1,907
Income (loss) from continuing
  operations                               323      4,350       1,057         745         37
Provision (benefit) for income
  taxes                                    190     (2,901)         28          23          -
Net income (loss)                      $   323     $4,350     $ 1,057     $   745    $   330

Basic per Share Amounts:
------------------------
Income (loss) from continuing
 operations                            $  0.04    $  0.57     $  0.14      $ 0.10    $  0.01
Net income (loss)                      $  0.04    $  0.57     $  0.14     $  0.10    $  0.05

Diluted Per Share Amounts:
--------------------------
Income (loss) from continuing
  operations                           $  0.04    $  0.50     $  0.13     $  0.10    $  0.01

Net income (loss)                      $  0.04    $  0.50     $  0.13     $  0.10    $  0.05

Total assets                           $13,082    $11,477     $ 7,574     $ 7,662    $ 4,384
Long-term debt and capital
 lease obligations, net of
 current portion                           802         46         541       1,118        209
Shareholders' equity                     8,427      8,203       4,440       3,291      2,402


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
-------     -----------------------------------------------------------

Our business segments include Blood Products and Blood Services.

Our Blood Products segment supplies hospitals with a portion of their blood product needs. We perform blood collection efforts for the benefit of our hospital clients. We also provide apheresis platelets collected in our Sherman Oaks facility and specialty blood components such as cryo poor plasma and cryoprecipitate and donor testing services purchased from other blood centers for hospitals in Southern California.

Blood Services include therapeutic apheresis procedures, stem cell collection and other blood treatments provided to patients, generally in a hospital setting.

As part of our marketing strategy we have entered into Blood Management Programs ("BMP") with many of our hospital customers. Under a BMP arrangement, we provide some or all of the needed blood products under a multiyear contractual agreement. We often operate a donor collection center on or near the hospital campus and recruit donors utilizing the hospital's community reputation. We also conduct blood drives in the community on behalf of the hospital. In addition to providing blood products, often we also provide blood services to our BMP customers.

Previously, we reported our results of operations using three segments: blood management programs, regional blood products and regional blood services. In 2001, we changed our financial reporting to two lines, which more closely reflects our internal financial reporting and our organizational structure. Blood products and blood testing services are reported under our Blood Products segment. All of our blood services are reported under our Blood Services segment. Under the previous reporting structure, revenue and expenses from regional blood services and regional blood products that benefited our blood management programs were allocated to our Blood Management Programs.
We continue to market our blood management programs; however, the revenue and expenses of these programs is reflected as either Blood Products or Blood Services.

All comparisons within the following discussions are to the previous year.

Year ended December 31, 2001 compared to the Year ended December 31,
2000
--------------------------------------------------------------------

Revenue and Gross Profit Overview

Revenue for 2001 was $25,199,000 compared to $21,512,000 in 2000.  The increase of $3,687,000 (17%) reflects the expansion of our blood product operations and an increase in the number of blood service procedures.

Gross profit as a percentage of revenue was 17% ($4,409,000) during 2001, compared to 23% ($4,850,000) in 2000. The decrease reflects lower levels of profitability in our Blood Products segment resulting from our investments to expand the areas served and the range of the products we offer. Our Blood Products segment incurred substantial start-up costs ($260,000) for new programs in Chicago, Illinois, Raleigh, North Carolina and Bangor, Maine. Additionally, we incurred certain costs associated with expanding the scope of our programs to collect larger volumes of whole blood products for both existing and new customers (including an expanded regulatory affairs and quality control function, expanded blood donor recruiting capabilities and expanded laboratory and distribution capabilities). Our Sherman Oaks platelet operations experienced a decline in profitability as a result of several factors, including the delayed implementation of technology to maintain product yield per collections in response to new FDA requirements.

The gross profit of our Blood Services segment increased as a result of higher procedure volumes. Gross profit margins in this segment were comparable between years.

Blood Products
--------------

Revenue for 2001 was $16,466,000 compared to $14,019,000 in 2000, an increase of $2,447,000 (17%).

A breakdown of revenue and certain operational data is summarized in the following table:

                                             2001            2000
                                         ------------   ------------
Revenue
 Platelets                               $  9,559,000   $ 9,014,000
 Whole blood                                3,402,000   $ 1,162,000
 Donor testing                                679,000       502,000
Purchased blood components                    981,000     1,121,000
Fixed price BMP program (discontinued
  in 2001)                                  1,312,000     1,687,000
Other                                         533,000       533,000
                                         ------------   ------------
                                         $ 16,466,000   $ 14,019,000
                                         ============   ============

Units sold
    Platelets                                  22,800        21,500
    Whole Blood                                27,000        14,100

Revenue per unit sold
 Platelets                               $        419   $       419
 Whole blood                             $        126   $        82


In 2001, the ARC announced that, after years of selling red blood cells at prices that were less than cost, it was raising prices. This price increase was in addition to a previously announced new ARC policy of providing exclusively leukoreduced red blood cells to hospitals requesting red blood cells. Leukoreduced red blood cells sell at premium prices relative to red cells that are not leukoreduced. For some hospitals, the combined effect of these ARC price increases and the new policy of supplying only leukoreduced red blood cells resulted in blood costs increasing by as much as 85% to 90%.

Consequently, many hospitals (including our existing customers) began looking for alternative blood vendors, and we have made efforts to significantly increase our whole blood collection capabilities. We hired and trained additional donor recruiters, collection personnel and expanded our laboratory capabilities. We also invested in new capital assets including mobile collection vehicles and laboratory equipment. In Southern California, we expanded our mobile red cell collection program and collected almost 12,000 whole blood donations during 2001 compared to 3,500 during 2000. The increase in the average revenue per whole blood collection reflects several factors including: 1) price increases, 2) increased productivity and sales of fresh frozen plasma and 3) increased sales of leukoreduced red cells. To date, our mobile operations in Southern California have been only marginally profitable. This is due to pricing that does not reflect current prices and the costs associated with expanding our collection capabilities.

The current market price of leukoreduced red blood cells approximates $200 nationally. Additionally, plasma units which can be produced from whole blood collections are priced between $20 to $70 per unit nationally. Several of our existing customers have pricing arrangements that predate the recent market price increases implemented by the ARC. Therefore, our pricing is significantly less than current market prices. We are in the process of negotiating with these hospitals for price increases that reflect the current market price of red cells. These discussions are ongoing and there can be no assurance that we will obtain the requested price increases prior to the expiration of the existing contracts. Blood product prices to our new BMP customers reflect current market prices. Therefore, our pricing reflects a mix of new and old customers. We expect that as contracts with our existing customers are adjusted to reflect current pricing, our average revenue per whole blood collection will increase. This expectation is conditional on the ARC maintaining its current pricing structure for blood products.

One major BMP arrangement was terminated on August 31, 2001. This agreement was a multi-year, fixed price agreement which required the Company to either purchase or collect all of the hospital's requirements for blood products. Revenue from this customer amounted to $1.3 million during 2001 and a loss of $57,000. The loss of this customer has not materially impacted our operations.

Gross profit as a percentage of revenue was 9% ($1,487,000) for 2001 compared to 17% ($2,323,000) in 2000. During 2001, we opened a BMP at Children's Memorial Hospital in Chicago and incurred start-up losses. As discussed above, we expanded our mobile whole blood collection programs and expanded our whole blood collection efforts at certain BMPs that were previously limited to apheresis platelet and plasma collections. We incurred significant costs to expand our collection capabilities, most of which was charged to operations during the second half of 2001. Additionally, our profit margins on apheresis platelets were negatively affected by several factors. These included: 1) a new regulatory requirement that reduced the number of saleable products that we obtained per donor; 2) higher donor recruiting and compensation costs and 3) less than optimum inventory controls over our platelets produced in Sherman Oaks resulting in increased imports of platelets from other blood centers. During the fourth quarter of 2001, we acquired new laboratory technology to improve the average product yield per platelet collection.  The increase in donor
yield is expected to reduce the number of donors required to produce a like number of products and thereby reduce our variable costs of platelet production and reduce our reliance on imported platelets. The new laboratory equipment was placed in service during December 2001 and
our average product yield per donor is increasing.   We can not assure
that these efforts will be successful.

Blood Product Pricing and Litigation against the American Red Cross
-------------------------------------------------------------------

Blood product prices in the United States and in areas we operate are effectively established by the American Red Cross ("ARC"). Nationally, the ARC supplies approximately 50% of total U.S. blood supplies and is the only blood provider with the capabilities of supplying all areas of the U.S. with blood products. In the areas where the Company operates (other than Chicago), the ARC is generally the only other blood supplier that regularly provides blood products to area hospitals.

The profitability of our operations is heavily influenced by ARC pricing practices.

We estimate that we provide approximately 30% of the greater Los Angeles area's single donor platelets and less than 10% of the area's red blood cells. Since 1997, the ARC has lowered its prices for single donor platelets in the Los Angeles area by more than 30%. The ARC price reductions have been implemented despite the increasing costs of producing the product (these costs are associated with new infectious disease testing protocols, consequent shorter product shelf life and higher product expirations) and despite the fact that the ARC reports that its blood product operations generate operating losses in Southern California.

HemaCare has filed a lawsuit against the ARC alleging violation of Federal antitrust laws and unfair competition. Our lawsuit contends that ARC business practices are designed to prevent or eliminate competition in the blood products and services industry. Specific to Southern California, our lawsuit alleges that ARC pricing practices for single donor platelets in the Los Angeles area are predatory and are designed to eliminate HemaCare as a competitor in this market. Our contentions in the lawsuit are supported by the fact that ARC prices for single donor platelets in Los Angeles are lower than ARC prices in all other areas of the U.S., and that Los Angeles is a high cost market for both blood products and other healthcare services relative to most other parts of the U.S.

While the ARC announced major increases in its nationwide pricing structure effective July 1, 2001 for red blood cells, in the Los Angeles area the changes also involved further reductions in prices of single donor platelets. We expect continued pricing and margin pressure in Southern California platelet sales until we can successfully conclude our litigation with the ARC. However, there is no assurance that our litigation will be successful. "See Item 3. Legal Proceedings."

Blood Services
---------------

Revenue for 2001 was $8,733,000 compared to $7,493,000 in 2000.  The increase of $1,240,000 (17%) reflects a higher demand for therapeutic services. During 2000, we began an expanded physician education program designed to familiarize physicians with the benefits of therapeutic apheresis. We believe these efforts resulted in increased procedure volumes. Additionally, during 2001 there was an increase in the disease states where therapeutic apheresis is applicable. During 2001, we provided approximately 7,300 therapeutic apheresis procedures at an average price of $1,201 per procedure compared to approximately 5,900 therapeutic apheresis procedures at an average price of $1,265 per procedure in 2000. The decrease in the average price per procedure reflects lower utilization of albumin (a protein replacement fluid) during 2001.

Gross profit as a percentage of revenue was 33% ($2,922,000) in 2001 compared to 34% in 2000 ($2,527,000). Gross profit margins were negatively impacted by higher recruitment and training costs associated with hiring additional registered nurses needed to perform the additional procedures. These expenses were partially offset by increased operating efficiencies associated with higher procedure volumes.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $3,918,000 in 2001 compared to $3,492,000 in 2000 an increase of $426,000 (12%). The increase is primarily the result of expenditures associated with increased legal fees related to the ARC litigation, increased marketing expenses and expanded staff to support our growing operations. General and administrative expenses as a percentage of revenue were 16% in both years.

Provision for income taxes
--------------------------

Prior to 1997, we incurred operating losses that we used to offset current income for financial reporting and tax purposes. Accordingly, we recognized minimal tax expense in recent years. Prior to December 31, 2000, we accounted for these accumulated losses by determining their future benefit, but did not recognize this benefit as an asset since our ability to use these losses in future periods was uncertain. During the fourth quarter of 2000, we determined that it was more likely than not that we will be able to utilize almost all of the tax benefits associated with these net operating losses. Accordingly, we recorded a deferred tax asset for the expected future tax benefit. The amount of the tax benefit as of December 31, 2000 is $3,093,000. Results for 2001, reflect normal tax expense for financial reporting purposes. The normalized tax expenses will reduce the deferred tax assets. We will continue to use our net operating losses to offset future taxable income and minimize the amount of taxes we pay to the federal and state agencies. This adjustment does not impact our current or future cash flows.

Fourth Quarter Adjustment
-------------------------

During 2001, we acquired and began installation of a blood bank computer system. We have capitalized the cost of the hardware and software associated with the system. During the third quarter of 2001, we expensed the costs of our internal labor and related benefits associated with the validation and implementation of this system.
After review we determined that the appropriate accounting treatment for these costs should be capitalization as part of the cost of the computer system. Therefore, during the fourth quarter of 2001, we capitalized $132,000 of labor costs associated with the validation and installation of this system of which $58,000 relates to the third quarter of 2001.

Year ended December 31, 2000 compared to the Year ended December 31,
1999
-------------------------------------------------------------------

Revenue and Gross Profit Overview
---------------------------------
Revenue for 2000 was $21,512,000 compared to $19,021,000 for 1999.  The increase of $2,491,000 (13%) is primarily due to the increase in the number of customers in our Blood Products segment partially offset by a decline in demand for Blood Services.

Gross profit as a percentage of revenue was 23% ($4,850,000) during 2000, compared to 21% ($4,026,000) in 1999. The increase reflects greater efficiencies in our Blood Services segment.

Blood Products

Revenue for 2000 was $14,019,000 compared to $11,155,000 in 1999.

A breakdown of revenue and certain operational data is summarized in the following table:

                                             2000           1999
                                         ------------   ------------
Revenue
 Platelets                               $  9,014,000   $ 7,409,000
 Whole blood                                1,162,000       310,000
 Donor testing                                502,000       495,000
 Purchased blood components                 1,121,000       847,000
Fixed price BMP program (discontinued
  in 2001)                                  1,687,000     1,381,000
Other                                         533,000       713,000
                                         ------------   ------------
                                         $ 14,019,000   $ 11,155,000
                                         ============   ============

Units sold
    Platelets                                  21,500        17,500
    Whole Blood                                14,100         3,200

Revenue per unit
 Platelets                               $        419   $       423
 Whole blood                             $         82   $        97


The revenue increase of $2,864,000 (26%) is primarily due to the expansion of the California based BMPs. The LBMMC BMP opened in February 2000 and the PIH BMP opened in May 2000. Additionally, 2000 revenues include twelve months of revenue from the UCI BMP, which opened in June 1999. Additionally, we sold more platelets collected in our Sherman Oaks donor center partially offset by a lower price per unit.

Gross profit as a percentage of revenue was 17% ($2,323,000) for 2000, compared to 16% ($1,810,000) in 1999. The increase reflects more product collections at existing donor sites and improvement in operating activities. These improvements were offset by a lower margin on our Sherman Oaks produced platelets. The average selling price per platelet declined slightly from $423 in 1999 to $419 in 2000. The decrease in price reflects aggressive price competition from the ARC, particularly in Southern California. We collected and sold approximately 14,100 whole blood donations with average revenue per collection of $82. This represents an improvement over 1999 where we collected 3,200 whole blood donations. The increase in the number of donations reflects the California-based BMPs opened in 2000 and 1999. However, several of these programs have pricing that is based upon a fixed fee that limited our compensation for whole blood collection activities.

Blood Services

Blood Services revenue for 2000 was $7,493,000 compared to $7,866,000 for 1999, a decrease of $373,000 (5%). The total number of therapeutic apheresis procedures in both years was approximately 6,300. However, the cost of albumin, a protein replacement fluid used in certain therapeutic procedures, and the price we charged our customers, decreased in 2000 compared to 1999.

Gross profit as a percentage of revenue was 34% ($2,527,000) in 2000, compared to 28% ($2,216,000) in 1999. The increase in gross profit is a result of better cost controls, improved efficiencies and changes in the mix of sales from various regions. The cost controls and efficiencies resulted from better labor utilization by reducing overtime and associated payroll expenses.

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

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $3,492,000 for 2000, compared to $3,008,000 for 1999. The increase of $484,000 (16%) reflects additional expenses incurred in connection with our sponsorship of the California legislative initiative to extend the sunset provision of our paid platelet program in California (See Liquidity and Capital Resources) and expanded marketing efforts. As a percentage of revenue general and administrative expenses was 16% of revenue for both years.

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

Quarterly Financial Data
-------------------------

The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2001. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                             UNAUDITED
               In thousands except per share data

                                      2001                                       2000
                                 Quarter Ended                              Quarter Ended
                    ---------------------------------------   ---------------------------------------
                    March 31  June 30   Sept. 30   Dec. 31    March 31   June 30   Sept. 30   Dec. 31
                    --------  -------   --------   --------   --------   -------   --------   -------
Revenues            $ 6,057   $ 6,238   $ 6,440    $ 6,464   $ 4,972    $ 5,373   $ 5,377    $ 5,790
Gross Profit          1,192     1,211     1,145        861     1,231      1,253     1,136      1,230
Pre-tax Income          347       244         7        (85)      340        342       317        450
Income tax Provi-
 sion (benefit)         128        91         2        (31)       15         16        16     (2,948)
Net Income              219       153         5        (54)      325        326       301      3,398

EPS
  Basic             $  0.03    $ 0.02   $     -    $ (0.01)  $  0.04    $  0.04   $  0.04    $  0.45
  Diluted           $  0.03    $ 0.02   $     -    $ (0.01)  $  0.04    $  0.04   $  0.03    $  0.39


Liquidity and Capital Resources
-------------------------------

At December 31, 2001, we had cash and cash equivalents and marketable securities of $1,025,000 and working capital of $4,046,000.

We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (5.0% as of December 31, 2001). The second line of credit provides $1.25 million for equipment purchases. Periodically, we can convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 2.5% (6.5% as of December 31, 2001). As of December 31, 2001, we had net borrowings of $175,000 on the working capital line and $619,000
on the equipment line of credit.   These lines of credit are secured by
substantially all of our unencumbered assets and require us to maintain certain financial covenants. As of December 31, 2001, we were not in compliance with one of these covenants due to our incurring a loss in the fourth quarter of 2001. The bank has waived this covenant
violation.   Additionally, the bank has agreed to waive the
profitability covenant, if necessary, and within certain limits, should the Company incur a loss in the first quarter of 2002.

The following table summarizes our contractual obligations by year (in thousands).

Contractual Obligations                       Payments due by year
------------------------     --------------------------------------------------------
                             Total     2002    2003    2004     2005    2006    thereafter
Operating leases             $1,721    $  572  $  336  $  323   $  267  $  222  $   1
Capitalized leases              247        35      30      70       62      50      -
Long term debt                  794       168     343     168      115       -      -
                             ------    ------  ------  ------   ------  ------  -------
Totals                       $2,762    $  775  $  709  $  561   $  444  $  272  $   1
                             ======    ======  ======  ======   ======  ======  =======


During 2001, net cash used in operations was $93,000. This compares to cash generated from operations of $1,431,000 in 2000 and $990,000 in 1999.

During 2001, we experienced an increase in our accounts receivable balances that exceeded our growth in revenue. As of December 31, 2001 the average number of days revenue in accounts receivable was 77 days compared to 63 days at December 31, 2000. The increase is due to a variety of factors but generally reflects a trend on the part of our hospitals to lengthen the cycle associated with payment processing. We are pursuing a variety of tactics to shorten the amount of time associated with revenue collection, including more frequent customer contacts and stricter adherence to our credit and collection policies.

Cash used in investing activities was $778,000 in 2001, $346,000 in 2000 and $552,000 in 1999. The cash used in investing activities was primarily for the acquisition of plant and equipment. During 2001, we made a significant investment in capital assets ($1,646,000). These additions included mobile blood collection vehicles, a new blood banking computer system that will be operational in 2002, a new and expanded corporate facility and laboratory equipment to accommodate the new levels of production. Many of these additions were financed through our equipment line of credit.

Cash provided by financing activities in 2001 was $534,000. Cash used in financing activities in 2000 was $1,213,000 and $320,000 in 1999. The cash provided in 2001 was primarily net borrowings of $842,000 on our lines of credit discussed above. During 2000, we paid off certain debt of $551,000 and repurchased $697,000 of Company stock. In 1999, we paid down certain debt in accordance with the terms of the agreement.

Our programs to expand whole blood collections for existing customers and to extend our blood collection and blood management programs to new hospital customers will require significant capital investments in new equipment for new blood collection centers, mobile collection units ("bloodmobiles"), blood processing laboratories and other supporting facilities. Additionally, these new programs will require capital to finance start-up costs and working capital requirements. The amounts of such capital needs may exceed our existing sources of capital (operating cash flow and unused borrowing facilities) and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

Our primary sources of liquidity include our cash on hand, available lines of credit and cash generated from operations. Our liquidity is dependent, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect our liquidity. Our liquidity is also dependent on our maintaining compliance with our bank covenants. As previously stated the bank waived the December 31, 2001 covenant violation and has issued a
prospective waiver for the first quarter of 2002.   However, if we are
unable to comply with our loan covenants after March 31, 2002, and the bank does not issue a waiver, then our liquidity could be materially affected.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision of December 31, 2002. This could have a material adverse effect on the Company's revenue and net income. Revenue from paid platelet donors was $5.96 million in 2001. If we are unable to continue our practice of paying platelet donors in our Sherman Oaks operation, it would have a materially adverse affect on our profitability and could have an impact on loan compliance. Absent significant economic improvement in our volunteer donor blood programs in Southern California, we may exit the blood products business and focus on our therapeutic apheresis operations in the state and our non-California blood products operations and BMPs.

We anticipate that our cash on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our needs during the next 12 months, including (i) expansion of Blood Products and Blood Services, (ii) the remaining costs of discontinued operations, and (iii) other working capital requirements, including capital and operating lease commitments.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. We funded the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. As of December 31, 2001, we repurchased 772,000 shares at an average price of $1.41 per share.

Although we incurred a loss during the fourth quarter of 2001, most of our established operations remain profitable. Our losses were primarily due to start-up losses associated with our new BMP in Chicago, expenses associated with the expansion of our whole blood collection program, litigation expense associated with our lawsuit against the ARC and lower donor yields on our platelet program. We anticipate that the continuation of our growth in Blood Products will require the use of capital to fund start-up costs.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, the effects of discontinued operations, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company.
These risks and uncertainties include, but are not limited to, the following: the high degree of government regulation of our business; product safety concerns and potential liability for blood-borne diseases; environmental risks; access to insurance; declining blood donations; new laws that might threaten our paid donor programs; our competitor's advantages as tax-exempt organizations; difficulties in expanding our business; increasing costs; increasing reliance on outside laboratories; our emphasis on single-donor platelet products, which may have limited future growth; difficulty in recruiting new volunteer donors for apheresis collection; our emphasis on smaller donor groups than our competitors; lack on increases in reimbursement rates from Medicare and Medicaid payers; competitive restraints on our ability to pass increased costs on to customers; increased use of fixed price contracts for our services; possible interruptions from terrorist activity; uncertainty about our ability to obtain additional capital when needed in the future or to obtain capital for expansion of our business; defaults on our credit agreements that could lead to a loss of our working capital credit line;
our dependence on key personnel; our Rights Plan and provisions of our Articles of Incorporation, which could discourage a takeover of the Company; the limited market for our stock resulting from our delisting from the Nasdaq Small Cap Market and thin trading volume; possible volatility in our stock price; possible dilution from future issuances of equity securities; and the likelihood that we will not pay dividends in the future.

ITEM 8.  	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------     --------------------------------------------

The Index to Financial Statements and Schedules appears on page F-1, the Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3-15.

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

             3.2 Bylaws of the Registrant, as amended--incorporated by reference to Exhibit 2.0 to Form 10-Q of the Registrant for the quarter ended June 30, 2001.

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

             4.3  Warrant Agreement between the Registrant and Stuart
                  Dinney, dated March 4, 1999 -- incorporated by reference to
                  Exhibit 4.2 to Form 10-Q of the Registrant for the quarter ended March 31, 1999.

             4.4 Warrant Agreement between the Registrant and Lori Terra-Vassalo, dated March 4, 1999 -- incorporated by reference to
                  Exhibit 4.8 to Form 10-K of the Registrant for the year ended December 31, 1999.

             4.5 Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998 -- incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

             4.6  Amended Certificate of Determination dated March 18.
                  1998 -- incorporated by reference to Exhibit 4.8 on Form 10-K of the Registrant for the year ended December 31, 1997.

             4.7  Certificate of Determination of the Registrant's Series
                  B Senior Convertible Preferred Stock between the Registrant and Comdisco Health Care Group dated October 23, 1998-- incorporated by reference to Exhibit 4.1 of Form 8-K of the Registrant dated November 5, 1998.

             4.8 Registration Rights of Shareholders'-- Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996.

            10.1 1996 Stock Incentive Plan, as amended, of the Registrant-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.

            10.2 Office Building Lease dated August 21, 1998 between the Registrant and Tar Asset Addison Place, L.P.--incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998.

            10.3 Revolving Credit Loan and Security Agreement between the Registrant and Comerica Bank dated March 1, 2000 -- incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended March 31, 2000.

            10.4 Settlement Agreement between the Registrant and Medicorp, Inc. -- incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated July 19, 1996.

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

            10.7 Loan Reimbursement Agreement between HemaBiologics, Inc., a wholly owned subsidiary of the Registrant, and Joshua Levy dated January 30, 1998.

            10.8 Foreclosure Sale Agreement between the Registrant and Comdisco Health Care Group, Inc dated October 23, 1998-- incorporated by reference to Exhibit 2.1 of Form 8-K of the Registrant dated November 5, 1998.

            10.9 Employment agreement between the Registrant and William D. Nicely dated June 1, 2000 --incorporated by reference to Form 10-Q for the quarter ended June 30, 2000.

            10.10 Services Agreement between the Registrant and Alan C.
                  Darlington, dated March 10, 1999 -- incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended March 31, 1999.

            10.11 Employment Agreement between the Registrant and Joshua
                  Levy dated March 22, 2000 -- incorporated by reference to
                  Exhibit 10.12 of Form 10-K of the Registrant for the year ended December 31, 2000

            11    Computation of earnings (loss) per common equivalent share

            21    Subsidiaries of the Registrant

            23    Consent of Arthur Andersen LLP

            99    Arthur Andersen LLP's Letter to Company regarding Controls

  (b) 	Reports on Form 8-K.

         	None.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  April 1, 2002                HEMACARE CORPORATION

                                     /s/ David E. Fractor
                                    -----------------------------------
                                    David E. Fractor, Chief
                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 1st day of April, 2002.


          Signature                     Title

\s\  Alan C. Darlington
-----------------------------            Chairman of the Board
Alan C. Darlington			    (Principal Executive Officer)


\s\  David Fractor                       Vice President Finance and Chief
-----------------------------            Financial Officer
David Fractor                            (Principal Financial and Accounting
                                         Officer)

\s\ Stephen Wallace                      Director
-----------------------------
Stephen Wallace


\s\  Julian L. Steffenhagen              Director
-----------------------------
Julian L. Steffenhagen


\s\  Robert L. Johnson                   Director
-----------------------------
Robert L. Johnson

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                             ITEM 14(A) (1) AND (2)


                                                              Sequential
                                                                 Page
                                                                Number
                                                              -----------

Report of Independent Public Accountants....................      F-2

Consolidated balance sheets at December 31, 2001 and
December 31, 2000...........................................      F-3

For the years ended December 31, 2001, 2000 and 1999:

     Consolidated income statements.........................      F-4

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

                Report of Independent Public Accountants


To the Shareholders and Board of Directors of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
-------------------------
  ARTHUR ANDERSEN LLP




Los Angeles, California
March 14, 2002

PART 1. 	FINANCIAL INFORMATION
-------     ---------------------

Item. 1	Financial Statements


                            HEMACARE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31, 2001 AND 2000

                                                    2001              2000
                                                -------------     ------------
		ASSETS

Current assets:
  Cash and cash equivalents.................... $  1,025,000      $  1,362,000
  Marketable securities........................            -           868,000
  Accounts receivable, net of allowance for
   doubtful accounts of $212,000 (2001) and
   $204,000 (2000).............................    5,454,000         3,996,000
  Product inventories and supplies.............      707,000           723,000
  Prepaid expenses.............................      192,000           187,000
  Deferred taxes...............................      498,000         1,239,000
                                                -------------     -------------
           Total current assets................    7,876,000         8,375,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,030,000 (2001) and $1,988,000 (2000)......    2,348,000           799,000
Goodwill, net of amortization of
  $168,000 (2001) and $115,000 (2000)..........      362,000           415,000
Deferred taxes.................................    2,405,000         1,854,000
Other assets...................................       91,000            34,000
                                                -------------     -------------
                                                $  13,082,000      $ 11,477,000
                                                =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $  2,495,000      $  2,044,000
  Accrued payroll and payroll taxes............      948,000           874,000
  Other accrued expenses.......................      113,000           156,000
  Current obligations under capital leases.....       31,000            51,000
  Current notes payable........................      168,000                 -
  Reserve for discontinued operations..........       75,000            76,000
                                                -------------     -------------
           Total current liabilities...........    3,830,000         3,201,000

Obligations under capital leases, net
  of current portion...........................      176,000            46,000
Notes payable, net of current portion..........      626,000                 -
Other long-term liabilities....................       23,000            27,000
Commitments and contingencies..................
Shareholders' equity:
  Common stock, no par value - 20,000,000
    shares authorized, 7,590,205 issued and
    outstanding in 2001 and 7,689,657 issued
    and outstanding in 2000....................   13,065,000        13,164,000
  Accumulated deficit..........................   (4,638,000)       (4,961,000)
                                                -------------     -------------
           Total shareholders' equity..........    8,427,000         8,203,000
                                                -------------     -------------
                                                $ 13,082,000      $ 11,477,000
                                                =============     =============


	      The accompanying notes are an integral part of these
                        consolidated financial statements.
            				     F-3

                    HEMACARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 2001



                                          2001           2000           1999
                                      ------------   ------------   ------------
Revenues:
    Blood products..................  $ 16,466,000   $ 14,019,000   $11,155,000
    Blood services..................     8,733,000      7,493,000     7,866,000
                                      -------------  -------------  ------------
    Total revenue...................    25,199,000     21,512,000    19,021,000

Operating costs and expense:
    Blood products..................    14,979,000     11,696,000     9,345,000
    Blood services..................     5,811,000      4,966,000     5,650,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................    20,790,000     16,662,000    14,995,000


    Gross profit....................     4,409,000      4,850,000     4,026,000

General and administrative expenses.     3,918,000      3,492,000     3,008,000
                                       ------------  -------------  ------------
Income from operations..............       491,000      1,358,000     1,018,000
Other income (expense)..............        22,000         91,000       (33,000)
Gain on sale of Gateway Community
  Blood Program.....................             -              -       100,000
                                      -------------  -------------  ------------
Income before income taxes..........       513,000      1,449,000     1,085,000
Provision (benefit) for income
   taxes............................       190,000     (2,901,000)       28,000
                                      -------------  -------------  ------------
Net income..........................   $   323,000   $  4,350,000   $ 1,057,000
		                          ============= =============  ============

Income per share
 Basic..............................  $       0.04   $       0.57   $      0.14
                                      =============  =============  ============

 Diluted............................  $       0.04   $       0.50   $      0.13
                                      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,534,000      7,567,000     7,393,000
                                      =============  =============  ============

Weighted average shares outstanding
 - diluted..........................     8,298,000      8,776,000     8,158,000
                                      =============  =============  ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.
				        F-4

                    HEMACARE CORPORATION AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


			           Preferred Stock         Common Stock         Accumulated
		               Shares     Amount      Shares       Amount        Deficit        Total
                          --------  ----------  ----------  ------------  -------------   -----------
Balances at December
 31, 1998.............     450,000  $ 75,000     7,281,120  $13,584,000   $(10,368,000)   $ 3,291,000
Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans................          -         -         96,462       44,000              -         44,000
Private placement.....          -         -         97,500        9,000              -          9,000
Non-cash compensation.          -         -              -       39,000              -         39,000
Net income............          -         -              -            -       1,057,000     1,057,000
                          --------  --------    -----------  ------------  -------------   -----------
Balances at December
 31, 1999...........      450,000    75,000      7,475,082    13,676,000     (9,311,000)    4,440,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............                               115,133        75,000              -        75,000
Preferred stock
 conversion.........     (450,000)  (75,000)       500,000        75,000              -             -
Stock repurchased and
 warrants redeemed..                              (439,558)     (697,000)             -      (697,000)
Stock options and
 warrants exercised.            -         -         39,000        35,000              -        35,000
Net income..........            -         -              -             -      4,350,000     4,350,000
                          --------  --------    -----------  ------------  -------------   ------------
Balances at December
 31, 2000...........            -         -      7,689,657    13,164,000     (4,961,000)     8,203,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............            -         -         92,848        93,000              -         93,000
Stock repurchased...            -         -       (332,300)     (391,000)             -       (391,000)
Stock options
 exercised..........            -         -        140,000       199,000              -        199,000
Net income..........            -         -              -             -        323,000        323,000
                          --------  --------    -----------  ------------  -------------   ------------
Balances at December
  31, 2001..........            -   $     -      7,590,205   $13,065,000   $ (4,638,000)   $ 8,427,000
                          ========  ========    ===========  ============  =============   ============


	                           The accompanying notes are an integral part of these
		                              consolidated financial statements.

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 FOR THE THREE YEARS ENDED DEMCEBER 31, 2001

                                                             Years ended December 31,
                                                      2001            2000          1999
                                                   ------------   ------------  -------------
Cash flows from operating activities:
 Net Income......................................  $   323,000    $ 4,350,000   $ 1.057,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Provision for bad debts......................       10,000         21,000             -
    Recognition (use) of deferred tax assets.....      190,000     (3,093,000)            -
    Depreciation and amortization................      299,000        198,000       334,000
    Loss (gain) on disposal of assets............        2,000        (51,000)            -
    Issuance of common stock and options for
     compensation................................       93,000         75,000        83,000

 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable...   (1,468,000)      (927,000)      131,000
    (Increase) decrease in inventories, supplies
     and prepaid expenses........................       11,000         73,000      (110,000)
    (Increase) in other assets...................      (57,000)             -       (10,000)
    Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities.....      505,000        790,000      (467,000)
    (Expenditures for) discontinued
     operations..................................       (1,000)        (5,000)      (28,000)
                                                   ------------   ------------  ------------
    Net cash (used in) provided by operating
     activities..................................      (93,000)     1,431,000       990,000

Cash flows from investing activities:
 Decrease in other assets........................            -         12,000        19,000
 Proceeds from sale of plant and equipment.......            -         17,000             -
 Decrease (increase) in marketable securities....      868,000        (90,000)     (490,000)
 (Purchase) of plant and equipment,net...........   (1,646,000)      (285,000)      (81,000)
                                                   ------------   ------------  ------------
  Net cash (used in) investing activities........     (778,000)      (346,000)     (552,000)

Cash flows from financing activities:
 Proceeds from exercise of stock options.........      199,000         35,000             -
 Repurchase and retirement of common stock.......     (391,000)      (697,000)            -
 Principal payments on notes payable and
  capitalized leases.............................     (116,000)             -             -
 Net borrowings on lines of credit...............      842,000       (551,000)     (320,000)
                                                   ------------   ------------  ------------
 Net cash provided by (used in) financing
  activities.....................................      534,000     (1,213,000)     (320,000)

 (Decrease) increase in cash and cash
  equivalents....................................     (337,000)      (128,000)      118,000
 Cash and cash equivalents at beginning of
   period........................................    1,362,000      1,490,000     1,372,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......  $ 1,025,000    $ 1,362,000   $ 1,490,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    30,000    $    22,000   $    93,000
                                                   ============   ============  ============

 Income taxes paid...............................  $    44,000    $   133,000   $    39,000
                                                   ============   ============  ============

Items not impacting cash flow:
 Increase in capital lease obligations...........  $   151,000    $         -   $   401,000
                                                   ============   ============  ============
 Termination of capital leases...................  $         -    $    94,000   $   769,000
                                                   ============   ============  ============
 Conversion of preferred stock into common stock.  $         -    $    75,000   $         -
                                                   ============   ============  ============


		     The accompanying notes are an integral part of these
				consolidated financial statements.
                                       F-6

                                HEMACARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Organization
---------------------

HemaCare Corporation was incorporated in California in 1978 for the purpose of providing blood products and blood services to hospitals and medical centers primarily in California.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities: Marketable securities consist principally of certificates of deposits which approximate fair market value. Substantially all of the Company's investments are issued by a large financial institution. The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investments as held-to-maturity which are recorded at cost. Realized gains and losses are included in interest and other income. Dividend and interest income is recognized when earned.

Financial Instruments: Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value. The interest rate applied to capital leases is approximated to the Company's borrowing rate, and therefore their carrying value approximates fair value.

Revenues and Accounts Receivable: Revenues are recognized upon acceptance of the blood products or the performance of blood services. Blood services revenues consist primarily of mobile therapeutics sales, while blood product revenues consist primarily of sales of single donor platelets and whole blood components that are manufactured or purchased and distributed by the Company and donor testing. Accounts receivable are reviewed periodically for collectability.

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are accounted for on a first-in, first-out basis.
                                F-7

Plant and Equipment: Plant and equipment is stated at original cost. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over three to ten years. Leasehold improvements are amortized over the lesser of their useful life or the length of the lease, ranging from three to five years. The cost of normal repairs and maintenance are expensed as incurred.

Goodwill: Goodwill is being amortized on a straight-line basis over ten years. It is the Company's policy to periodically evaluate goodwill for recoverability. In the event of a permanent impairment, the goodwill balance would be reduced to net realizable value, and the write down would be charged to expense. Goodwill amortization was $53,000 for each of the years ending December 31, 2001.

Income Taxes: Income taxes are computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Per Share Data: Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, warrants and preferred stock.

Warrants and options to purchase 590,000, 575,000 and 863,800 shares of common stock outstanding at December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.

Concentration of risk: Sales of products and services to an unaffiliated hospital group accounted for $2,221,000 (12%) of the Company's revenues in 1999. During 2001 and 2000, no single customer accounted for more than 10% of the Company's revenues. At December 31, 2001 and 2000, no customer accounted for over 10% of the Company's accounts receivable.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentations (See Note 10).

Recent accounting pronouncements: In June 2001, the FASB issued two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. HemaCare will adopt these statements in January 2002 and is currently reviewing these statements to determine their impact; however, the Company does not expect the adoption of these statements to have a material impact on its financial position or results of operations other than not amortizing goodwill. In August 2001, the FASB issued SFAS No. 144,
"Accounting for the Impairment and Disposal of Long Lived Assets," which supercedes SFAS No. 121 and certain sections of APB Opinion
No. 30. SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. HemaCare will adopt this statement in January 2002 and is currently reviewing this statement to determine its impact; however, the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Note 3 - Plant and Equipment

Plant and equipment consists of the following:

                                                   December 31,
                                            ---------------------------
                                              2001            2000
                                            ------------   ------------

Furniture, fixtures and equipment           $ 4,000,000    $ 2,584,000
Leasehold improvements                          378,000        203,000
                                            ------------   ------------
                                              4,378,000      2,787,000
Less accumulated depreciation and
 amortization                                (2,030,000)    (1,988,000)
                                            ------------   ------------
                                            $ 2,348,000    $   799,000
                                            ============   ============

During 2001, the Company entered into an agreement to acquire a blood bank computer system that will benefit the Blood Products segment. The Federal Food and Drug Administration ("FDA") rules require the
Company to validate the blood bank computer system before it may be used in operations. This validation and installation process had not been completed as of year end. The Company expects to complete the validation and installation process and begin initial operation of the system during 2002. As of December 31, 2001, the Company has capitalized all software and hardware costs to acquire the system along with its internal costs to validate and install the system. The total amount capitalized as of December 31, 2001 was $235,000. Since the system was not placed in service as of December 31, 2001, no depreciation expense has been recorded.

Depreciation on expense for 2001, 2000 and 1999 was $246,000, $145,000 and $297,000, respectively.

Note 4 - Line of Credit and Note Payable
----------------------------------------

Line of Credit

The Company has a working capital line of credit with a bank whereby the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus .25% (5.0% as of December 31, 2001). As of December 31, 2001, the Company's net borrowings on this line of credit were $175,000. There were no borrowings as of December 31, 2000. This line of credit matures in June 2003, and is including in notes payable, net of current portion on the balance sheet.

In addition, the Company has a credit facility with the same bank which provides for $1.25 million to be used to acquire vehicles and equipment. Payments are made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5% (6.5% as of December 31, 2001). This loan is collateralized by substantially all of the Company's assets and is cross defaulted with the Company's working capital line of credit. At December 31, 2001 the total amount financed under the equipment line of credit is $619,000 and requires 48 monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6% per annum. Interest expense for 2001, 2000 and 1999 was $30,000, $22,000, and $93,000, respectively.

These two lines of credit are collateralized by substantially all of the Company's assets and are cross defaulted. They also require the maintenance of certain financial covenants. As of December 31, 2001, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the fourth quarter of 2001, the Company incurred a loss. The bank has waived this violation.

Note 5 - Leases
---------------

The Company has entered into several capital leases for equipment, expiring on various dates through 2006. Included in property and equipment are the following assets held under capital leases.

   Year ending December 31,     2001       2000
                              ---------   --------
    Equipment                 $ 315,023   $ 245,512
    Accumulated Depreciation    (86,242)   (108,991)
                              ----------  ----------
                              $ 228,781   $ 136,521
                              ==========  ==========

The Company leases its facilities and certain equipment under operating leases that expire through the year 2007. Future minimum rentals under capitalized and operating leases are as follows:

Year Ending December 31,
                               Capital    Operating
                              ---------   ----------
2002                          $ 35,000    $  572,000
2003                            30,000       336,000
2004                            70,000       323,000
2005                            62,000       267,000
2006                            50,000       222,000
Thereafter                          --         1,000
                              ---------   ----------
                               247,000    $1,721,000
                                          ==========
Less: Interest                 (40,000)
                              ---------
Present value                  207,000
Less: Current portion          (31,000)
                              ---------
                              $176,000
                              =========

Total rent expense under all operating leases was $517,000, $497,000 and $463,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 6 - Income Taxes
---------------------

The Provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                       2001           2000          1999
                   -----------    ------------    ----------
Current taxes:
   Federal.......  $     5,000    $    29,000     $   9,000
   State.........       12,000         56,000        19,000
                   ------------   ------------    ----------
                        17,000         85,000        28,000

Deferred taxes:
   Federal.......      146,000     (2,633,000)           --
   State.........       27,000       (353,000)           --
                   ------------   ------------    ----------
                       173,000     (2,986,000)           --

Provision (bene-
 fit) for income
 taxes...........  $   190,000    $(2,901,000)    $  28,000
                   ============   ============    ==========


Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                      2001        2000          1999
                                   ----------   ---------     ----------
Income tax expense at federal
  statutory rate.................  $   174,000  $   493,000   $ 369,000
State income taxes, net of
  federal benefit................       30,000       87,000      65,000
Change in valuation allowance....           --   (3,650,000)   (531,000)
Permanent differences............       34,000      146,000     120,000
Other............................      (48,000)      23,000       5,000
                                   ------------ ------------  ----------
Income tax expense (benefit).....  $   190,000  $(2,901,000)  $  28,000
                                   ============ ============  ==========

The Company has recorded a net deferred tax asset of $2,903,000 at December 31, 2001. The components of the net deferred tax asset at December 31, 2001 and 2000 are as follows:



                                      2001           2000
                                   -----------     -----------
Current:
Reserves.......................... $   75,000      $    76,000
Accrued expenses and other........    223,000          238,000
Net operating loss................    200,000          925,000
Valuation allowance...............          -                -
                                   ----------      ------------
Total deferred tax asset.......... $  498,000      $ 1,239,000
                                   ==========      ============
Noncurrent:
Net operating loss................ $1,673,000      $ 1,176,000
Depreciation and amortization.....    233,000          199,000
Tax credit carryforward...........    866,000          866,000
Other.............................     33,000           13,000
Valuation allowance...............   (400,000)        (400,000)
                                   -----------     ------------
                                   $2,405,000      $ 1,854,000
                                   ===========     ============

A valuation allowance is recorded if the weight of available evidence suggests it is more likely that not that some portion or all of the deferred tax asset will not be recognized. The Company provided a valuation allowance against all of its deferred tax assets through September 30, 2000. A determination was made in the fourth quarter of 2000 that, based on recent historical and expected future operating results it is more likely than not that the Company will be able to realize a significant portion of its deferred tax assets.

At December 31, 2001, the Company had net operating loss carryforwards available for Federal income and state tax purposes totaling $5,400,000 which expire through 2010. At December 31, 2001, the Company had federal income tax credit carryforwards of approximately $550,000 expiring through 2010, and state tax credit carryforwards of approximately $300,000 which are not subject to expiration.

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

Note 7 - Shareholders' Equity
------------------------------

Stock Options

In July 1996, the Company's Board of Directors approved and adopted a new stock incentive plan (the "1996 Plan") which provides for grants of both stock options and shares of restricted stock. Prior to that date, options were granted under the Company's 1986 Stock Option Plan, as amended (the "1986 Plan"). A total of 2,000,000 shares may be granted under the terms of the 1996 Plan. The term of the options granted is determined by the Company's Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees generally vest at a rate of at least 20% per year. The 1986 Plan expired in July 1996. At December 31, 2001, there were no options outstanding under the 1986 Plan.

The table below summarizes transactions in the 1986 Plan and the 1996 Plan (together, the "Plans").

                                       2001               2000                1999
                               ------------------   ----------------  -----------------
                               Shares       Price   Shares    Price   Shares     Price
                               ---------   ------  ---------  ------  --------   ------

Outstanding at beginning
  of year....................  1,365,000   $0.86   1,321,300  $0.89     923,300  $1.12
Granted......................    345,000    1.32     145,000   1.85     505,000   0.55
Exercised....................   (140,000)  (1.42)    (26,500) (0.63)          -      -
Canceled.....................    (94,000)  (1.07)    (74,800) (0.63)   (107,000) (2.38)
                               ----------          ----------         ----------
Outstanding at end of year...  1,476,000   $0.91   1,365,000  $0.86   1,321,300  $0.89
                               ==========  ======  ========== ======  ========== ======
Exercisable at end of year...    894,000   $0.78     862,800  $0.85     520,800  $1.12
                               ==========  ======  ========== ======  ========== ======

The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2001:



                                 Options Outstanding        Options Exercisable
                             ----------------------------   -------------------
Range of  Exercise Price       Shares      Life     Price     Shares    Price
------------------------     ---------   --------   -----    --------  -------
$0.41 to $0.75                 971,000   6.7 years  $0.57    723,000  $0.57
$0.76 to $1.50                 320,000   8.9 years   1.22    101,000   1.22
$1.51 to $2.44                 185,000   8.3 years   2.35     70,000   2.35
                             ---------                       -------
                             1,476,000              $0.91    894,000  $0.78
                             =========              =====    =======  =====

The Company grants stock options to employees and others in accordance with the terms of its Plans. Warrants are granted upon the Board of Directors' approval. The Company has elected to adopt SFAS 123 "Accounting for Stock-Based Compensation" for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company recognized $39,000 of compensation expense related to consulting options in 1999. The Company did not recognize any compensation expense related to the issuance of stock options in 2001 or 2000. Had compensation expense for all options granted to employees been recognized in accordance with SFAS 123, the Company's net income and net income per share would have been as follows:

                                        Years ended December 31,
                                    2001          2000        1999
                                 -----------  -----------  ----------
Pro forma net income...........  $  171,000   $4,184,000   $ 870,000
Pro forma basic net income
 per share.....................  $    0.02    $    0.55    $    0.12
Pro forma diluted net income
 per share.....................  $    0.02    $    0.48    $    0.11


The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:


                                       Years ended December 31,
                                    2001         2000         1999
                                ------------  -----------  -----------
Expected life.................  4 Years        3 Years     3 Years
Expected volatility...........    40%            60%         80%
Interest rate.................   6.2%           6.2%        5.5%
Dividend yield................    0 %            0 %         0 %


Warrants
--------

At December 31, 2001, 2000 and 1999, the Company had a total of 520,000, 540,000 and 600,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $4.60, $4.54 and $4.17, respectively. All of the warrants outstanding at December 31, 2001 and 2000 were exercisable.

At December 31, 2001, 2000 and 1999, 30,000, 50,000 and 50,000 warrants for consulting services were outstanding, respectively. The warrants outstanding at December 31, 2001, were exercisable at a price of $3.69 and expire in June 2002.

In 1993, the Company issued warrants to purchase 400,000 shares of stock at $5.50 per share in connection with an acquisition of a license (See Note 11). These options expire in February 2003.

During 2000, 12,500 warrants previously issued for consulting services were exercised with an average price of $1.33 per share. No warrants were exercised in 2001 or 1999.

Preferred Stock
---------------

In October 1998 as part of the purchase price of an acquisition, 450,000 shares of no par value Senior Convertible Series B preferred stock ("Series B Preferred") were issued to the seller. The Series B Preferred was convertible into 500,000 shares of HemaCare common stock, at the option of the holder at any time after one year from the date of issuance. In December 2000, the holder of the Series B Preferred converted all of the preferred stock into 500,000 shares of HemaCare common stock.

Note 8 - Employee Salary Deferral Plan
---------------------------------------

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

During 2001, 2000 and 1999, HemaCare issued 92,848 shares ($93,000),
115,133 shares ($75,000) and 96,462 shares ($44,000) of common stock as matching contributions for the 2000, 1999 and 1998 plan years, respectively. The Company intends to issue 78,365 shares ($122,000) in 2002 as matching contributions for the 2001 plan year.

Note 9 - Commitments and Contingencies
--------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks Center's paid donors, are exempted from this law by a series of state statutes, which, will expire on January 1, 2003. Unless existing California law is modified, the exemption will expire, which could have a material adverse effect on the Company's revenue and net income. The California State Legislature is currently considering modifications to existing law to preserve this program. During 2001, 2000 and 1999 revenues from apheresis platelets were $5,956,000, $5,593,000 and $4,764,000 respectively. Gross profit from apheresis platelet sales were $1,195,000, $1,497,000 and $1,329,000 for the years ended
December 31, 2001, 2000 and 1999.

State and federal laws set forth anti-kickback and self-referral prohibitions and otherwise regulate financial relationships between blood banks and hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations will not prohibit or adversely impact the delivery by HemaCare of its services and products.

Healthcare reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company's operations.

In December 2000, the Company filed with the United States District Court in the Central District of California an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the ARC in connection with ARC pricing practices in Southern California and other areas of the nation where the Company operates. The lawsuit alleges that the ARC as part of a publicly announced strategy to increase its market share in the U.S. blood industry has employed below cost and bundled product pricing to eliminate competition. The lawsuit also contains other allegations, which we believe constitute unfair competition by the ARC.

The Company is also party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

The Company entered into a long-term commitment with a vendor to purchase kits used to produce blood products from blood donors and to provide blood services to patients. Under the terms of the agreement, the Company is obligated to purchase $12,500,000 of kits at established prices through July 2006.

Note 10 - Segment and Related Party Information
------------------------------------------------

Business Segments

The Company operates in two business segments as follows:

- Blood Products: Collection, processing and distribution of apheresis and whole blood derived products and donor testing.
- Blood Services: Therapeutic apheresis and stem cell collection procedures and other therapeutic services provided to patients.

Previously, the Company reported its results of operations using three segments: blood management programs, regional blood products and regional blood services. During 2001, the Company reorganized its operations and accordingly changed its segment reporting to conform to the new organization structure.

Management uses more than one criterion to measure segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:


                                Blood Products   Blood Services
                                --------------   --------------
2001
----
Depreciation and amortization   $  109,000      $   27,000
Expenditures for fixed assets    1,097,000         145,000

2000
----
Depreciation and amortization   $   65,000       $  26,000
Expenditures for fixed assets      154,000          31,000

1999
----
Depreciation and amortization   $  171,000       $ 114,000
Expenditures for fixed assets       14,000           3,000


Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.

Related Party Loan
-------------------

In 1995 and 1994, the Company made a series of personal loans to Dr. Joshua Levy, then an officer and director of the Company totaling $98,000. The proceeds of these loans were used to refinance existing debt that was collateralized by HemaCare stock owned by Dr. Levy. In January 1996, these individual notes were consolidated into a promissory note, collateralized by HemaCare stock owned by Dr. Levy, which accrued interest at a rate equal to the rate paid by the Company under its line of credit. The Company received installment payments in accordance with the terms of this note of $15,000 in January 1996 and January 1997. Effective July 31, 1997, the Company entered into an agreement with Dr. Levy that superceded the 1996 note. Under the terms of this agreement, the Company agreed to forgive the remaining balance of Dr. Levy's note, including interest accrued at a 10% annual rate, over a five-year period so long as Dr. Levy remains employed by the Company. As of December 31, 2001, the balance remaining on this note receivable was $13,000.

Note 11 - Discontinued Operations
---------------------------------

In November 1995, the Company discontinued the operations of HBI, including the research and development of Immupath and the associated specialty plasma business.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath to supply the patients still receiving treatment for a limited period of time. There are currently two patients receiving Immupath treatments. The Company has a reserve of $75,000 at December 31, 2001, for costs relating to the two patients receiving Immupath treatments. The Company does not expect discontinued operations to have a material impact on future operating results.

                Report of Independent Public Accountants on
                       Financial Statement Schedule



To the Shareholders and Board of Directors of HemaCare Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in HemaCare Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 14, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ Arthur Andersen LLP
------------------------
ARTHUR ANDERSEN LLP




Los Angeles, California
March 14, 2002

                     HEMACARE CORPORATION AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


For The Years Ended December 31, 2001, 2000 and 1999




                                                  Additions
                                            ----------------------
                              Balance at    Charged to   Charged to                 Balance
                              beginning     costs and      other                    at end of
Description                   of period     expenses      accounts     Write-offs    period
---------------------------   ----------    -----------  ----------    -----------  ----------

Year ended December 31,
2001 - Allowance for
uncollectible accounts        $ 204,000     $ 10,000                   $  (2,000)   $ 212,000

Year ended December 31,
2000 - Allowance for
uncollectible accounts        $ 256,000     $ 21,000                   $ (73,000)   $ 204,000

Year ended December 31,
1999 - Allowance for
uncollectible accounts        $ 596,000     $     --     $(183,000)(1) $(157,000)   $ 256,000


1)   Represents goodwill adjustment of acquired receivables.

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

 4.3    Warrant Agreement between the Registrant and Stuart Dinney, dated March 4, 1999--incorporated by reference to Exhibit
        4.2 to Form 10-Q of the Registrant for the quarter ended
        March 31, 1999.............................................

 4.4    Warrant Agreement between the Registrant and Lori Terra-
        Vasslo, dated March 4, 1999 -- incorporated by reference
        to Exhibit 4.8 to Form 10-K of the Registrant for the
        year ended December 31, 1999...............................

 4.5    Rights Agreement between the Registrant and U.S. Stock
        Transfer Corporation dated March 3, 1998--incorporated
        by reference to Exhibit 4 to Form 8-K of the Registrant
        dated March 5, 1998.......................................

 4.6    Amended Certificate of Determination, dated March 18,
        1998--incorporated by reference to Exhibit 4.8 on Form
        10-K for the Registrant for the year ended December 31,
        1997.....................................................

 4.7    Certificate of Determination of the Registrant's Series B
        Senior Convertible Preferred Stock between the Registrant
        and Comdisco Health Care Group dated October 23, 1998--
        incorporated by reference to Exhibit 4.1 of Form 8-K
        of The Registrant dated November 5, 1998.................

 4.8    Registration Rights of Shareholders'--Incorporated by
        reference to Exhibit 4.9 To the Current Report on Form
        8-K of the Registrant dated August 19, 1996..............

10.1    1996 Stock Incentive Plan of the Registrant, as amended--
        incorporated by reference to Exhibit 4.1 to Form 10-Q of
        the Registrant for the quarter ended September 30, 1996....

10.2    Office Building Lease dated August 21, 1998 between the
        Registrant and Tar Addison Place, LP--incorporated by
        reference to Exhibit 10.1 to  Form 10-Q of the Registrant
        for the quarter ended September 30, 1998...................

10.3    Revolving Credit Loan and Security Agreement between the
        Registrant and Comerica Bank dated March 1, 2000 -- incorp-
        orated by reference to Exhibit 10.1 to Form 10-Q for the
        quarter ended March 31, 2000...............................

10.4    Settlement Agreement between the Registrant and Medicorp,
        Inc. -- incorporated by reference to Exhibit 10.1 to the
        Current Report on Form 8-K of the Registrant dated
        July 19, 1996.............................................

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

10.8    Foreclosure Sale Agreement between the Registrant and
        Comdisco Health Care Group, Inc., dated October 23, 1998
        --incorporated by reference to Exhibit 2.1 of Form 8-K of
        the Registrant dated November 5, 1998.......................

10.9    Employment Agreement between the Registrant and William
        D. Nicely, dated June 1, 2000 -- incorporated by reference to Form 10-Q for the quarter ended June 30, 2000............

10.10   Services Agreement between the Registrant and Alan C.
        Darlington, dated March 10, 1999--incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the
        quarter ended March 31, 1999................................

10.11   Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000 -- incorporated by reference to
        Exhibit 10.12 of Form 10-K of the Registrant for the year
        ended December 31, 2000.....................................

11      Computation of earnings (loss) per common equivalent share..Filed herewith
                                                                    Electronically

21      Subsidiaries of the Registrant............................. Filed herewith
                                                                    Electronically

23      Consent of Arthur Andersen LLP............................. Filed herewith
                                                                    Electronically

99      Arthur Andersen LLP's Letter to Company regarding Controls. Filed herewith
                                                                    Electronically