Form 10-Q
period 2002-03-31
HEMACARE CORP /CA/
filed 2002-05-15
CIK 801748

=========================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-Q


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                  OR
[   ] TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                         HEMACARE CORPORATION
        (Exact Name of Registrant as Specified in Its Charter)

    California                               95-3280412
------------------------                -----------------------
State or Other                           I.R. S. Employer I.D.
Jurisdiction of                          Number
Incorporation or
Organization

       4954 Van Nuys Boulevard
      Sherman Oaks,  California                        91403
(Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code: (818) 986-3883


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  YES  X   NO
___

As of May 10, 2002, 7,591,175 shares of Common Stock of the registrant were issued and outstanding.

=======================================================================

                                INDEX

                HEMACARE CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets-March 31, 2002 (unaudited) and December 31, 2001

          Consolidated statements of operations-Three ended March 31, 2002 and 2001 (unaudited)

          Consolidated statements of cash flows-Three months ended March 31, 2002 and 2001 (unaudited)

          Notes to consolidated financial statements-March 31, 2002

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
                                        2

PART 1.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements



                           HEMACARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS


                                                            March 31,	   December 31,
                                                              2002             2001
                                                          ------------     -----------
							  (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,196,000      $ 1,025,000
  Accounts receivable, net of allowance for
    doubtful accounts - $208,000 (2002) and $212,000
    (2001).............................................     4,833,000        5,454,000
  Product inventories and supplies.....................       852,000          707,000
  Prepaid expenses.....................................       228,000          192,000
  Deferred income taxes................................       498,000          498,000
                                                          ------------     ------------
              Total current assets.....................     7,607,000        7,876,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,126,000 (2002) and $2,030,000 (2001)..............     2,637,000        2,348,000
Goodwill, net of amortization of $168,000..............       362,000          362,000
Deferred taxes.........................................     2,486,000        2,405,000
Other assets...........................................        48,000           91,000
                                                          ------------     ------------
                                                          $13,140,000      $13,082,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 2,348,000      $ 2,495,000
  Accrued payroll and payroll taxes....................     1,148,000          948,000
  Other accrued expenses...............................       117,000          113,000
  Current obligations under capital leases.............        54,000           31,000
  Current obligations under notes payable..............       176,000          168,000
  Reserve for discontinued operations..................        74,000           75,000
                                                          ------------     ------------
              Total current liabilities................     3,917,000        3,830,000

Obligations under capital leases, net
  of current portion...................................       269,000          176,000
Notes payable, net of current portion..................       584,000          626,000
Other long-term liabilities............................        21,000           23,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,595,175 issued and outstanding in
    2002 and 7,590,205 in 2001.........................    13,125,000       13,065,000
  Accumulated deficit..................................    (4,776,000)      (4,638,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,349,000        8,427,000
                                                          ------------     ------------
                                                          $13,140,000      $13,082,000
                                                          ============     ============

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                           Three months ended March 31,
                                               2002            2001
                                           ------------   ------------
Revenues:
     Blood products....................     4,389,000     3,936,000
     Blood services....................     1,932,000     2,121,000
                                           -----------   -----------
      Total revenue....................     6,321,000     6,057,000

Operating costs and expenses:
     Blood products....................     4,151,000     3,486,000
     Blood services....................     1,260,000     1,379,000
                                           -----------   -----------
     Total operating costs and
        expenses.......................     5,411,000     4,865,000
                                           -----------   -----------

     Gross profit......................       910,000     1,192,000

General and administrative
   expenses............................     1,129,000       845,000
                                           -----------   -----------
(Loss) income before income taxes......      (219,000)      347,000
(Benefit) provision for income
  taxes................................       (81,000)      128,000
                                           -----------   -----------
   Net (loss) income...................    $ (138,000)    $  219,000
                                           ===========   ===========


Basic and diluted per share amounts....    $    (0.02)    $     0.03
                                           ===========   ===========

Weighted average shares
    outstanding - basic................     7,591,000     7,505,000
                                           ===========   ===========
Weighted average shares
    outstanding - diluted..............     7,591,000     8,036,000
                                           ===========   ===========

            The accompanying notes are an integral part of these
                    consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three months ended Mar. 31
                                                                 2002           2001
         UPDATE THIS                                         ------------    ------------
Cash flows from operating activities:
  Net (loss) income......................................... $ (138,000)    $  219,000
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
     Depreciation and amortization..........................     96,000         70,000
     Non cash compensation related to employee severence....     56,000              -
     Deferred income taxes used to offset current period
      income................................................    (81,000)       121,000

Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............    621,000       (807,000)
      (Increase) decrease in inventories, supplies and
       prepaid expenses.....................................   (181,000)        85,000
      Decrease in other assets..............................     43,000              -
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilities.......................     55,000       (245,000)
      Expenditures for discontinued operations..............     (1,000)        (1,000)
                                                             -----------    -----------
      Net cash provided by (used in) operating activities...    470,000       (558,000)

Cash flows from investing activities:
  Decrease in other assets..................................          -         10,000
  Decrease in marketable securities.........................          -        388,000
  Purchase of plant and equipment, net......................   (354,000)       (91,000)
                                                             -----------    -----------
  Net cash (used in) provided by investing activities.......   (354,000)       307,000

Cash flows from financing activities:
  Proceeds from exercise of stock options...................      4,000              -
  Principal payments on line of credit, capital leases
   and notes payable........................................    (49,000)       (13,000)
  Proceeds from capitalized leases..........................    100,000              -
  Repurchase of common stock................................          -       (332,000)
                                                             -----------    -----------
  Net cash provided by (used in) financing activities.......     55,000       (345,000)
                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents............    171,000       (596,000)
Cash and cash equivalents at beginning of period............  1,025,000      1,362,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,196,000     $  766,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   10,000     $    3,000
                                                             ===========    ===========
  Income taxes paid......................................... $        -     $    7,000
                                                             ===========    ===========
Items not affecting cash flow:
  Notes and capitalized leases issued in connection with
   acquisition of plant and equipment....................... $   31,000     $  116,000
                                                             ===========    ===========


                   The accompanying notes are an integral part of
                        these consolidated financial statements.

                           HemaCare Corporation
                 Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information

     The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Line of Credit and Notes Payable

     The Company has a working capital line of credit whereby the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus .25% (5.0% as of March 31, 2002). As of March 31, 2002, the Company's net borrowings on this line of credit were $175,000. This line matures on June 30, 2003 and is included in notes payable, net of current portion on the balance sheet.

     In addition the Company has a credit facility with the same bank which provides for $1.2 million to be used to acquire vehicles and equipment. Payments will be made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5% (6.83% as of March 31, 2002). At March 31, 2002 the total amount financed under the equipment line of credit is $585,000 and requires 48 monthly principal payments of $13,000 plus interest at a weighted average fixed rate of 6.6% per annum. As of March 31, 2002, $760,000 was outstanding.

     The two lines of credit are collateralized by substantially all of the Company's assets and are cross defaulted. They also require the maintenance of certain financial covenants. As of March 31, 2002, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended March 31, 2002, the Company incurred a loss. The bank has waived this violation.

Note 3 - Capitalized Lease

     During the quarter ended March 31, 2002, the Company entered into a capitalized lease in the amount of $131,000 to finance the acquisition of certain equipment. The lease requires monthly payments of $3,265 including interest at the rate of 8.8% per annum and expires in January 2006.
                                       6

Note 4 - Commitments and Contingencies

     Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors have been exempted from this law by a series of state statutes the latest of which expires on January 1, 2003. Unless existing California law is modified the exemption will expire, which could have a material adverse effect on the Company's revenue and net income.

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

Note 5 - Business Segments

     HemaCare operates in two business segments as follows:
     - Blood Products - Collection, processing and distribution of apheresis and whole blood derived products and donor testing.
     - Blood Services - Therapeutic apheresis and stem cell collection procedures and other therapeutic services to patients.

     Previously, the Company reported its results of operations using three segments: blood management programs, regional blood products and regional blood services. During 2001, the Company reorganized its operations and accordingly changed its segment reporting to conform to the new organizational structure.

     Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare's consolidated financial statements, which present revenue from external customers and operating income for each segment.

Note 6 - Goodwill

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets, " of SFAS 142. In accordance with SFAS 142, the Company discontinued amortizing goodwill and other intangible assets with indefinite lives. The Company will complete the first step of the transitional goodwill impairment test during the second quarter of 2002 and will continue to test goodwill and other intangible assets not subject to amortization for impairment at least annually.

     Goodwill was $362,000 as of March 31, 2002 and was unchanged since December 31, 2001. There was no impairment loss recorded during the quarter. The Company does not have any other intangible assets, other than goodwill.
                                          7

     The following table presents net income on a comparable basis after adjustment for amortization of goodwill, for the three months ended March 31:

                                            2002            2001
                                          ----------     ----------
     Reported net (loss) income           $(138,000)     $ 219,000
     Goodwill amortization                        -         13,000
                                          ----------     ----------
     Adjusted net (loss) income           $(138,000)     $ 232,000
                                          ==========     ==========

     Basic and diluted per share amounts:
       Reported net (loss) income         $   (0.02)     $    0.03
       Goodwill lamortization                     -              -
                                          ----------     ----------
       Adjusted net (loss) income         $   (0.02)     $    0.03
                                          ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------    ---------------------------------------------------------------

Our business segments include Blood Products and Blood Services.

Our regional Blood Products segment supplies hospitals with a portion of their blood product needs. We perform blood collection efforts for the benefit of our hospital clients. We also provide apheresis platelets collected in our Sherman Oaks facility and specialty blood components and donor testing services purchased from other blood centers for hospitals in Southern California.

Our Blood Services segments include therapeutic apheresis procedures, stem cell collection and other blood treatments provided to patients, generally in a hospital setting.

As part of our marketing strategy we have entered into Blood Management Programs ("BMP") with many of our hospital customers. Under a BMP arrangement, we provide the hospital with some or all of the needed blood products and services under a multiyear contractual agreement.
We often operate a donor collection centers either on or near the hospital campus and recruit donors utilizing the hospital's community reputation. We also conduct blood drives in the community on behalf of the hospital. In addition, under our BMP arrangements, we assume responsibility for blood donor recruiting, providing appropriately trained professional staff and regulatory compliance of the blood collection programs and the blood services.

RESULTS OF OPERATIONS

Three-months ended March 31, 2002 compared to the three-months ended March 31, 2001

Revenue, Gross Profit and Net Income Overview
---------------------------------------------

Revenue for the three-months ended March 31, 2002, was $6,321,000 compared to $6,057,000 in the same period of 2001. The increase of $264,000 (4%) reflects the continued expansion of our Blood Products segment partially offset by a decrease in demand for Blood Services and the loss of revenue ($484,000) from a terminated BMP agreement.

Gross profits were $910,000 (14% of revenues) in 2002 compared to $1,192,000 (20% of revenues) in 2001. The decrease in gross profit margins primarily resulted from continuing start-up losses for our new BMPs in Chicago and Wake Medical Center and pre-opening expenses associated with our new BMPs in Vermont, Albany, New York and Bangor, Maine along with the expansion of our California based mobile collection program. Additionally, the decline in demand for therapeutic apheresis negatively affected our gross profits. The decline in gross profit margin associated with these factors was partially offset by financial improvements in our Sherman Oaks based platelet collection program.

General and administrative expenses increased in 2002 as compared to 2001 as a result of increased costs relating to litigation with the American Red Cross, and increased levels of infrastructure to support our expanded operations. In 2002, general and administrative expenses also includes a non-cash charge of approximately $60,000 associated with the alteration of terms of the stock options of a form company executive.
                                  8

For the three-months ended March 31, 2002, we incurred a net loss of $138,000, or $0.02 per share basic and diluted, compared to net income of $219,000, $0.03 per share basic and diluted, during the same period of 2001.

Blood Products

The Company has made significant efforts to expand its mobile and fixed site whole blood collection program conducted for its hospital clients since mid 2001. While we have conducted whole blood collection services for hospitals for several years, our activities in this area prior to 2001 were primarily viewed as necessary part of our service agreements with hospital clients rather than a significant source of earnings. Nationwide increases in the prices charged for red blood cells and other products produced from whole blood, which became effecitve mid year 2001, have now made this activity attractive economically.

Since mid 2001, we have made significant efforts to expand our capabilities to collect large volumes of whole blood products in new blood centers and in mobile drive dettings.

Blood Products revenue during the three-months ended March 31, 2002, was $4,389,000 compared to $3,936,000 in the same period of 2001, an increase of $453,000 (12%). The increase is primarily attributable to the expansion of the Southern California mobile whole blood collection program that contributed revenue of $1.2 million in the first quarter of 2002 compared to $234,000 in the same period of 2001.

Our program in Chicago began operations in June 2001, and contributed revenue of $90,000 in the first quarter of 2002. The additional revenue from these programs was offset by the loss of the St. Vincent's BMP that terminated in August of 2001 and contributed revenue of $484,000 during the quarter ended March 31, 2001.
(The St. Vincent BMP arrangement was terminated since it required the Company to purchase all blood products on behalf of the hospital in addition to providing the products collected from our activities. The Company no longer offers BMP programs which require it to purchase blood products from other blood suppliers irrespective of the cost of such products.)

Gross profit for the three months ended March 31, 2002, was $238,000 (5% of revenue) compared to $450,000 (11% of revenue) during the three months ended March 31, 2001. The decrease in gross profit percentage is primarily due to start-up losses associated with opening new BMPs and costs associated with the expansion of the Southern
California whole blood collection program.

During the quarter ended March 31, 2002, our mobile whole blood collection program in California collected approximately 7,400 whole blood donations compared to 1,900 during the same period of 2001 and revenue from this program increased to $1.2 million from $234,000. While whole blood collections continue to increase, this activity continues to operate on a break-even or loss basis. Some of our customers have pricing that pre-dates the market price adjustment that occurred in 2001. Currently, we are adjusting our prices to market levels. During the quarter ended March 31, 2002, we obtained price increases from certain hospital customers that will go into effect in April and May. During the quarter ended March 31, 2002, we averaged $145 per red cell with prices that range from $120 to $180. The market price for red cells in Southern California is approximately $200. We expect that our average revenue per collection will increase as our existing contracts are renewed. All contracts with new hospitals reflect current market prices. Recently, we added two new customers to our mobile collection program. The addition of these new customers should allow us to spread our fixed costs over a larger revenue base thereby decreasing our average cost per collection and increasing our gross profit margin.

The profitability of our fixed site donor centers declined in the three months ended March 31, 2002 compared to the same period in 2001. Several fixed site donor centers were previously focused on apheresis platelet collections. We have been asked by our hospital customers to expand our whole blood collections and we continue to incur substantial costs to expand these programs. Like our mobile whole blood collection program, some of these customers have prices that predate the increase in red cell prices that occurred during 2001. We have renegotiated prices with certain hospital customers that will take affect during the second and third quarters of 2002. These price increases should increases the revenue per collection and increase our profitability. We are in the process of negotiating with these hospitals for price increases that reflect the current market price of red cells. These discussions are ongoing and there can be no assurance that we will obtain the requested price increases prior to the expiration of the existing contracts. Additionally, our BMP in Portland, Maine was negatively affected by aggressive competition for donors from the ARC. Consequently, collections were significantly less than expected.
                                  9

Our donor center in Chicago lost $90,000 during the quarter ended March 31, 2002 as collections continue to develop slower than expected. During the second or third quarter of 2002, we expect to begin mobile platelet collections to increase our sales volumes. We are also negotiating a new pricing schedule with the hospital. Additionally, we incurred approximately $96,000 of start-up expenses from our other new programs in Vermont, Albany, New York and Bangor, Maine.

During the fourth quarter of 2001, we began using new laboratory equipment that increased the number of saleable products we obtain per donor in our Sherman Oaks platelet program. As a result of this change in laboratory equipment, we collected a similar number of platelets from fewer platelet donors thereby reducing our cost per platelet and increasing our gross profit margin. The increase in donor yield has significantly reduced our need for imported platelets.

Blood Services

Revenue for the three months ended March 31, 2002, was $1,932,000 compared to $2,121,000 in the same period last year. The decrease of $189,000 (9%) was primarily due to a slowdown in demand for therapeutic apheresis services in Southern California. Demand for therapeutic apheresis services in other regions was consistent with the prior year. The Company continues to sponsor a physician education program that began in 2000. That program, along with an increase in the diseases that require therapeutic apheresis, increased demand for our blood services in 2001. We are continuing our physician education program, however, the incidence of diseases requiring therapeutic apheresis in Southern California decreased in the first quarter of 2002 compared to 2001. The gross profit margins were 35% in both periods. During the three months ended March 31, 2002, we performed 1,707 therapeutic procedures compared to 1,876 procedures in the first quarter of 2001. The average revenue per procedure was $1,131 for both periods.

General and administrative
--------------------------

General and administrative expenses were $1,129,000 for the three months ended March 31, 2002 compared to $845,000 for the three months ended
March 31, 2001. The increase of $284,000 (34%) is primarily attributable to increased legal fees associated with the ARC litigation, increased marketing expenses, expanded staff and corporate facilities. Additionally, we incurred $60,000 of non cash compensation expense related to employee stock options.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, we had cash and cash equivalents of $1,196,000 and working capital of $3,690,000.

We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (5.0% as of March 31, 2002). The second line of credit provides $1.25 million for equipment purchases. Periodically, we can convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 2.5% (6.83% as of March 31, 2002). As of March 31, 2002, we had net borrowings of $175,000 on the working capital line and $577,000 on the
equipment line of credit.   These lines of credit are secured by
substantially all of our unencumbered assets and require us to maintain certain financial covenants. As of March 31, 2002, we were not in compliance with one of these covenants due to our incurring a loss in the first quarter of 2002. The bank has waived this covenant violation.

Cash flow provided from operations was $470,000 for the three months ended March 31, 2002, compared to cash used in operations of $558,000 during the same period of 2001. During 2001, we experienced a slowdown in our accounts receivable collections. Beginning in late 2001, we increased the frequency of our customer contacts and tightened our credit policies. Consquently, we were able to reduce the number of days sales outstanding from 77 days at December 31, 2001, to 70 days as of March 31, 2002.

Cash used in investing activities during the three months ended March 31, 2002, was $354,000 compared to $307,000 of cash generated from investing activities during the three months ended March 31, 2001. All of the cash used in investing activities during the three months ended March 31, 2002 represents the acquisition of plant and equipment. During the most recent quarter we continued our investment in our blood bank computer system and capitalized approximately $70,000 of internal costs associated with the system's testing and validation.

Cash provided from financing activities for the three months ended March 31, 2002 was $55,000 compared to cash used from financing activities of $345,000 for the same period of 2001. The cash provided from financing activities during the three months ended March 31, 2002, was primarily from the proceeds of a capitalized lease obligation, partially offset by principal payments on notes payable and capitalized leases. During the three months ended March 31, 2002, we used $332,000 to repurchase company stock.

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

Our primary sources of liquidity include our cash on hand, available lines of credit and cash generated from operations. Our liquidity is dependent, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect our liquidity. Our liquidity is also dependent on our maintaining compliance with our bank covenants. As previously stated the bank waived the March 31, 2002 covenant violation. If in the future we are unable to comply with our loan covenants and the bank does not issue a waiver, then our liquidity could be materially affected.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision of December 31, 2002. This could have a material adverse effect on the Company's revenue and net income. Revenue from paid platelet donors during the quarter ended March 31, 2002 was $1,433,000. If we are unable to continue our practice of paying platelet donors in our Sherman Oaks operation, it would have a materially adverse affect on our profitability and could have an impact on loan compliance. Absent significant economic improvement in our volunteer donor blood programs in Southern California, we may exit the blood products business and focus on our therapeutic apheresis operations in the state and our non-California blood products operations and BMPs.

We anticipate that our cash on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our needs during the next 12 months, including (i) expansion of Blood Products and Blood Services, (ii) the remaining costs of discontinued operations, and (iii) other working capital requirements, including capital and operating lease commitments.
                                   11

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. We funded the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. As of March 31, 2002, we repurchased 772,000 shares at an average price of $1.41 per share. No purchases were made during the first quarter of 2002.

Although we incurred a loss during the first quarter of 2002, most of our established operations remain profitable. Our losses were primarily due to start-up losses associated with the expansion of our blood management programs, expenses associated with the expansion of our whole blood collection program and litigation expense associated with our lawsuit against the ARC.

Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, the effects of discontinued operations, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, the following: the high degree of government regulation of our business; product safety concerns and potential liability for blood-borne diseases; environmental risks; access to insurance; declining blood donations; new laws that might threaten our paid donor programs; our competitor's advantages as tax-exempt organizations; difficulties in expanding our business; increasing costs; increasing reliance on outside laboratories; our emphasis on single-donor platelet products, which may have limited future growth; difficulty in recruiting new volunteer donors for apheresis collection; our emphasis on smaller donor groups than our competitors; lack on increases in reimbursement rates from Medicare and Medicaid payers; competitive restraints on our ability to pass increased costs on to customers; increased use of fixed price contracts for our services; possible interruptions from terrorist activity; uncertainty about our ability to obtain additional capital when needed in the future or to obtain capital for expansion of our business; defaults on our credit agreements that could lead to a loss of our working capital credit line; our dependence on key personnel; our Rights Plan and provisions of our Articles of Incorporation, which could discourage a takeover of the Company; the limited market for our stock resulting from our delisting from the Nasdaq Small Cap Market and thin trading volume; possible volatility in our stock price; possible dilution from future issuances of equity securities; and the likelihood that we will not pay dividends in the future


Item 3.   Qualitative and Quantitative Disclosures About Market Risk
-------   ----------------------------------------------------------

          None.


                      PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

          See disclosure in Form 10-K for the year ended December 31, 2001.

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

          None.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------

          a.   Exhibits

               11   Net Income per Common and Common Equivalent Share

          b. HemaCare did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 2002                     HEMACARE CORPORATION
                                         (Registrant)


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