Form 10-Q
period 2002-06-30
HEMACARE CORP /CA/
filed 2002-08-14
CIK 801748

=========================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-Q


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                  OR
[   ] TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                         HEMACARE CORPORATION
        (Exact Name of Registrant as Specified in Its Charter)

    California                               95-3280412
------------------------                -----------------------
State or Other                           I.R. S. Employer I.D.
Jurisdiction of                          Number
Incorporation or
Organization

       4954 Van Nuys Boulevard
      Sherman Oaks,  California                        91403
----------------------------------------             ----------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code: (818) 986-3883


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

As of August 12, 2002, 7,738,060 shares of Common Stock of the registrant were issued and outstanding.

=======================================================================

                              INDEX

                HEMACARE CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets - June 30, 2002 (unaudited) and December 31, 2001

          Consolidated statements of operations - Three and six months ended June 30, 2002 and 2001 (unaudited)

          Consolidated statements of cash flows - Six months ended June 30, 2002 and 2001 (unaudited)

          Notes to consolidated financial statements - June 30, 2002

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                            June 30,	   December 31,
                                                              2002             2001
                                                          ------------     -----------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,079,000      $ 1,025,000
  Accounts receivable, net of allowance for
    doubtful accounts - $208,000 in 2002 and $212,000
    in 2001............................................     4,454,000        5,454,000
  Product inventories and supplies.....................       805,000          707,000
  Prepaid expenses.....................................       268,000          192,000
  Deferred income taxes................................       498,000          498,000
                                                          ------------     ------------
              Total current assets.....................     7,104,000        7,876,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,217,000 in 2002 and $2,030,000 in 2001............     2,786,000        2,348,000
Goodwill...............................................       362,000          362,000
Deferred taxes.........................................     2,498,000        2,405,000
Other assets...........................................        47,000           91,000
                                                          ------------     ------------
                                                          $12,797,000      $13,082,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 2,409,000      $ 2,495,000
  Accrued payroll and payroll taxes....................       880,000          948,000
  Other accrued expenses...............................       114,000          113,000
  Current obligations under capital leases.............        50,000           31,000
  Current obligations under notes payable..............       168,000          168,000
  Reserve for discontinued operations..................        73,000           75,000
                                                          ------------     ------------
              Total current liabilities................     3,694,000        3,830,000

Obligations under capital leases, net
  of current portion...................................       257,000          176,000
Notes payable, net of current portion..................       375,000          626,000
Other long-term liabilities............................        20,000           23,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, not par value - 20,000,000 shares
    authorized, 7,671,590 issued and outstanding in
    2002 and 7,590,205 in 2001.........................    13,246,000       13,065,000
  Accumulated deficit..................................    (4,795,000)      (4,638,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,451,000        8,427,000
                                                          ------------     ------------
                                                          $12,797,000      $13,082,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)


                                           Three months ended June 30,    Six months ended June 30,
                                               2002            2001          2002          2001
                                           ------------  ------------    -----------   -----------
Revenues:
     Blood products....................    $4,742,000    $3,979,000      $ 9,131,000   $ 7,915,000
     Blood services....................     2,198,000     2,259,000        4,130,000	 4,380,000
                                           -----------   -----------     ------------  -----------
      Total revenue....................     6,940,000     6,238,000       13,261,000    12,295,000

Operating costs and expenses:
     Blood products....................     4,471,000     3,586,000        8,772,000     7,072,000
     Blood services....................     1,482,000     1,441,000        2,742,000     2,820,000
                                           -----------   -----------     ------------  ------------
     Total operating costs and
        expenses.......................     5,953,000     5,027,000       11,514,000     9,892,000
                                           -----------   -----------     ------------  ------------

     Gross profit......................       987,000     1,211,000        1,747,000     2,403,000

General and administrative
   expenses............................     1,018,000       967,000        1,997,000     1,812,000
                                           -----------   -----------     ------------  ------------
Income (loss) before income taxes......       (31,000)      244,000         (250,000)      591,000
Provision (benefit) for income taxes...       (12,000)       91,000          (93,000)      219,000
                                           -----------   -----------     ------------  ------------
   Net income (loss)...................    $  (19,000)   $  153,000      $  (157,000)  $   372,000
                                           ===========   ===========     ============  ============


Income per share

   Basic...............................    $        -    $     0.02      $     (0.02)  $      0.05
                                           ===========   ===========     ============  ============

   Diluted............................     $        -    $     0.02      $     (0.02)  $      0.04
                                           ===========   ===========     ============  ============


Weighted average shares
    outstanding - basic................     7,611,000     7,431,000        7,601,000     7,508,000
                                           ===========   ===========     ============  ============
Weighted average shares
    outstanding - diluted..............     7,611,000     8,119,000        7,601,000     8,297,000
                                           ===========   ===========     ============  ============


                           The accompanying notes are an integral part of these
                                     consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Six months ended June 30,
                                                                 2002           2001
                                                             ------------    ------------
Cash flows from operating activities:
  Net (Loss) Income......................................... $ (157,000)    $  372,000
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization..........................    192,000        141,000
     Compensation expense related to stock options..........     56,000              -
     Issuance of common stock to 401-K plan.................    122,000         93,000
     Deferred income taxes..................................    (93,000)       181,000

Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............  1,000,000       (539,000)
      Increase in inventories, supplies and
       prepaid expenses.....................................   (174,000)       (36,000)
      Decrease in accounts payble, accrued expenses
        and other liabilitiess..............................   (156,000)      (269,000)
      (Expenditures) for discontinued operations............     (2,000)        (1,000)
                                                             -----------    -----------
      Net cash provided by (used in) operating activities...    788,000        (58,000)

Cash flows from investing activities:
  Decrease in other assets..................................     44,000         15,000
  Decrease in marketable securities.........................          -        572,000
  Proceeds from dispostion of plant and equipment...........     10,000              -
  Purchases of equipment, net...............................   (609,000)      (396,000)
                                                             -----------    -----------
  Net cash (used in) provided by investing activities.......   (555,000)       191,000

Cash flows from financing activities:
  Proceeds from exercise of stock options...................      3,000              -
  Principal payments on line of credit, capital leases
   and notes payable........................................   (282,000)       (31,000)
  Borrowings from equipment line of credit..................          -        116,000
  Proceeds from capitalized leases..........................    100,000              -
  Repurchase of common stock................................          -       (386,000)
                                                             -----------    -----------
  Net cash used in financing activities.....................   (179,000)      (301,000)
                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents............     54,000       (168,000)
Cash and cash equivalents at beginning of period............  1,025,000      1,362,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,079,000     $1,194,000
                                                             ===========    ===========

Supplemental and non-cash disclosure:
  Interest paid............................................. $   31,000     $    8,000
                                                             ===========    ===========
  Income taxes paid......................................... $        -     $   46,000
                                                             ===========    ===========

Items not affecting cash flow:
  Notes and capitalized leases issued in connection with
   acquisition of plant and equipment....................... $   31,000     $        -
                                                             ===========    ===========

                   The accompanying notes are an integral part of
                       these consolidated financial statements.

Note 1 - Basis of Presentation and General Information
------------------------------------------------------

    The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended December 31, 2001.

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

    Certain amounts from the first quarter of 2002 have been reclassified to conform to current period presentation.

Note 2 - Line of Credit and Notes Payable
-----------------------------------------

     The Company has a working capital line of credit whereby the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus .25% (5.0% as of June 30, 2002). As of June 30, 2002, the Company did not have any borrowings outstanding on this working capital line of credit. This line matures on June 30, 2003.

     In addition, the Company has a credit facility with the same bank which provides for $1.25 million to be used to acquire vehicles and equipment. Payments are made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5% (6.05% as of June 30, 2002). At
     June 30, 2002, the total amount financed under the equipment line of credit is $543,000 and requires 48 monthly principal payments of $13,000 plus interest at a weighted average fixed rate of 6.6% per annum.

     The two lines of credit are collateralized by substantially all of the Company's assets and are cross defaulted. They also require the maintenance of certain financial covenants. As of June 30, 2002, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended June 30, 2002, the Company incurred a loss. The bank has waived this violation.

Note 3 - Capitalized Lease
--------------------------

     During the six months ended June 30, 2002, the Company entered into a capitalized lease in the amount of $131,000 to finance the acquisition of certain equipment. The lease requires monthly payments of $3,265 including interest at the rate of 8.5% per annum and expires in January 2006.

Note 4 - Commitments and Contingencies
--------------------------------------

     Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors have been exempted from this law by a series of state statutes the latest of which expires on January 1, 2003. Unless existing California law is modified by legislation currently being considered by the California legislature, the exemption will expire, which could have a material adverse effect on the Company's revenue and net income. Revenue from paid platelet donors during the six months ended June 30, 2002 was $2,773,000.

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

Note 5 - Business Segments
--------------------------

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

Note 6 - Goodwill
-----------------

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets," (SFAS 142). In accordance with SFAS 142, the Company discontinued amortizing goodwill and other intangible assets with indefinite lives. The Company completed the transitional goodwill impairment test during the second quarter of 2002 and will continue to test goodwill and other intangible assets not subject to amortization for impairment at least annually.

     Goodwill was $362,000 as of June 30, 2002 and was unchanged since December 31, 2001. There was no impairment loss recorded during the quarter. The Company does not have any other intangible assets, other than goodwill.

     The following table presents net income (loss) on a comparable basis after adjustment for amortization of goodwill, for the six months ended June 30:

                                        2002          2001
                                    ------------   -----------
     Reported net (loss) income     $  (157,000)   $  372,000
     Goodwill amortization                    -        26,000
                                    ------------   -----------
     Adjusted net (loss) income     $  (157,000)   $  398,000
                                    ============   ===========

     Income per share
     Basic
      Reported net (loss) income    $     (0.02)   $     0.05
      Goodwill amortization                   -             -
                                    ------------   -----------
      Adjusted net (loss) income    $     (0.02)   $     0.05
                                    ============   ===========

      Diluted
      Reported net (loss) income    $     (0.02)   $     0.04
      Goodwill amortization                   -             -
                                    ------------   -----------
      Adjusted net (loss) income    $     (0.02)   $     0.04
                                    ============   ===========

Note 7 - Equity
---------------

     Options and warrants totaling 5,000 and 7,000 were exercised for the three and six months ended June 30, 2002 and 2001 respectively. Additionally, the company contributed 76,385 and 92,848 shares of stock to the 401-K plan during the quarters ended June 30, 2002 and 2001, respectively.

Note 8 - Earnings per Share
---------------------------

     The following table provides a reconciliation of the numerator and denominator for earnings per share:

                                         Three months ended         Six months ended
                                             June 30,                   June 30,
                                     -------------------------  -------------------------

                                          2002          2001        2002          2001
                                     ------------  -----------  ------------  -----------
     Net income (loss)               $ (  19,000)  $  153,000   $  (157,000)  $  372,000
                                     ============  ===========  ============  ===========

     Shares outstanding                7,611,000    7,431,000     7,601,000    7,508,000
     Net effect of diluted options             -      688,000             -      789,000
                                     ------------  -----------  ------------  -----------
     Dilutive shares outstanding       7,611,000    8,119,000     7,601,000    8,297,000
                                     ------------  -----------  ------------  -----------


     Options and warrants outstanding of 2,226,000 and 725,000 for the three months and 2,226,000 and 575,000 for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the above calculation because they were not considered common share equivalents or because their effect would have been anti-dilutive.

Note 9 - Provision for income taxes
-----------------------------------

     The tax rate used to compute the provision for income taxes is based upon the Company's estimate for the full year and is subject to change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------    ----------------------------------------------------------------

Our business segments include Blood Products and Blood Services.

Our Blood Products segment supplies hospitals with a portion of their blood product needs. We operate blood collection programs for the benefit of our hospital clients. We also provide apheresis platelets collected in our Sherman Oaks facility, specialty blood components and donor testing services to hospitals in Southern California.

Our Blood Services segment includes therapeutic apheresis procedures, stem cell collection and other blood treatments provided to patients, generally in a hospital setting.

As part of our marketing strategy we have entered into Blood Management Programs ("BMP") with many of our hospital customers. Under a BMP arrangement, we provide blood products and services under a multiyear contractual agreement.

RESULTS OF OPERATIONS

Three-months ended June, 2002 compared to the three-months ended June 30,
2001
-------------------------------------------------------------------------


Revenue, Gross Profit and Net Income
------------------------------------

Overview

Revenue for the three-months ended June 30, 2002, was $6,940,000 compared to $6,238,000 in the same period of 2001. The increase of $702,000 (11%) reflects the continued expansion of our Blood Products segment, including a greater number of collections and price increases to certain customers, partially offset by a decrease in demand for Blood Services and the loss of revenue of $470,000 from a terminated BMP agreement.

Gross profits were $987,000 (14.2% of revenues) in 2002 compared to $1,211,000 (19.4% of revenues) in 2001. The decrease in gross profit margins primarily resulted from start-up losses for our new BMPs and pre-opening expenses associated with our new BMPs in Vermont, Albany, New York and Bangor, Maine. Additionally, the decline in demand for therapeutic apheresis negatively affected our gross profits.

Our BMP in Chicago, which began operations in June of 2001, provided revenue from its Blood Products and Blood Services of $187,000 and an operating loss of $35,000. During the quarter we continued to emphasize our collection efforts and our losses have narrowed from previous quarters.

General and administrative expenses increased in 2002 as compared to 2001 as a result of increased costs relating to litigation with the American Red Cross, and increased levels of infrastructure to support our expanded operations.

During the quarter ended June 30, 2002, we incurred a net loss of $19,000, or $0.00 per share basic and diluted compared to net income of $153,000, or $0.02 per share basic and diluted in the same period of 2001.

Blood Products

The Company has made significant efforts to expand its mobile and fixed site whole blood collection program conducted for our hospital clients since mid 2001. While we have conducted whole blood collection services for hospitals for several years, our activities in this area prior to 2001 were primarily viewed as necessary part of our service agreements with hospital clients rather than a significant source of earnings. Nationwide increases in the prices charged for red blood cells and other products produced from whole blood, which became effective mid year 2001, have now made this activity attractive economically.

For the three months ended June 30, 2002, revenue from Blood Products was $4,742,000 compared to $3,979,000 in the same period of 2002. The increase of $763,000 (19%) was the result of several factors including;
1) continued expansion of the Southern California mobile whole blood collection program, 2) collection of an increased number of red cells from our East Coast BMPs, 3) opening of new BMPs and 4) price increases for whole blood derived products at some of our West Coast BMP customers. The increased revenue from these activities was partially offset by a slowdown in the collection and sale of platelets derived from the Sherman Oaks paid platelet program and the loss of the St. Vincent's BMP that terminated in August 2001. The St. Vincent's BMP contributed $470,000 of revenue during the second quarter of 2001.

Gross profits from Blood Products were $271,000 (6% of revenue) for the three months ended June 30, 2002, compared to $393,000 (10% of revenue) during the second quarter of 2001, a decrease of $122,000. The decrease was primarily attributed to start up costs and pre-opening expenses at our new BMPs and limited recruiting success of whole blood donors at our Southern California mobile collection program and at our East Coast BMPs. These decreases were partially offset by price increases for whole blood derived products at our West Coast BMPs, which increased profits at these programs.

During the second quarter of 2002, we continued the expansion of our whole blood collection program in our donor centers and our Southern California mobile program. During the three months ended June 30, 2002, we collected 12,000 whole blood donations compared to 5,600 during the same period last year. We implemented certain price increases for whole blood derived products at certain donor centers and for some of our mobile customers. Some of these price increases took affect during the second quarter and some will take effect during the third quarter. Although we collected 114% more whole blood units over the prior period, we increased our infrastructure to support an even greater number of collections. Since those have not yet materialized (but are expected to do so), our profitability was negatively impacted. We collected 5,600 platelets during the three months ended June 30, 2002 compared to 5,800 during the same period in 2001. Effective August 1, 2002, we terminated our operation of the Long Beach Memorial Medical Center donor center. This donor center provided $111,000 in revenue and $22,000 in profits during the three months ended June 30, 2002. We will continue to collect whole blood products for this hospital as part of our Southern California mobile collectiono program.

We currently have four new programs that are in various start up stages in North Caorlina, Vermont and Maine. Together, these programs contri-buted revenue of $97,000 during the three months ended June 30, 2002, and incurred start up and pre-opening losses of $93,000.

Blood Services

Revenue for the three months ended June 30, 2002, was $2,198,000 compared to $2,259,000 during the three months ended June 30, 2001. The decrease of $61,000 (3%) was due to a slowdown in demand for therapeutic apheresis services in Southern California partially offset by an increase in demand in other regions. We performed 1,824 procedures during the second quarter of 2002, compared to 1,894 during the same period of 2002. We continue to sponsor a physician education program that was started in 2000. The success of that program along with an increase in the disease states that require therapeutic apheresis, caused a greater demand for our Blood Services in the three months ended June 30, 2001 as compared to the same period of 2002. The gross profit margin was 33% during the three months ended June 30, 2002, compared to 36% during the same period last year. The decrease was primarily due to increases in labor costs in the Southern California region.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $1,018,000 for the three months ended June 30, 2002, compared to $967,000 for the three months ended June 30, 2001. The increase of $51,000 (5%) is primarily due to increased legal fees associated with the American Red Cross litigation and expanded staff and corporate facilities.

Six months ended June 30, 2002 compared to June 30, 2001
--------------------------------------------------------

Revenue, Gross Profit and Net Income
------------------------------------

Overview

Revenue for the six months ended June 30, 2002 was $13,261,000 compared to $12,295,000 in the same period of 2001. The increase of $966,000 (8%) reflects the continued expansion of our Blood Products segment partially offset by a decrease in demand for Blood Services and the loss of $954,000 from a terminated BMP agreement.

Gross profits were $1,747,000 (13.2% of revenue) in the six months ended June 30, 2002 compared to $2,403,000 (19.5% of revenue) in the same period of 2001. The decrease in gross profit margins primarily resulted from start-up losses for our new BMPs in Chicago, Illinois, Bangor, Maine and Durham, North Carolina and pre-opening expenses associated with our new BMPs in Vermont and Albany, New York along with the expansion of our California based mobile collection program. Additionally, the decline in demand for therapeutic apheresis negatively affected our gross profits.

Our BMP in Chicago, which began operations in June of 2001, provided revenue from its Blood Products and Blood Services of $303,000 and in-curred an operating loss of $127,000. Other new programs in the start up stage contributed $106,000 in revenue and incurred losses of $221,000.

General and administrative expenses were $1,997,000 for the six months ended June 30, 2002, compared to $1,812,000 for the six months ended June 30, 2001. The increase of $185,000 (5%) is primarily due to increased legal fees associated with the American Red Cross litigation and expanded staff and corporate facilities.

For the six months ended June 30, 2002, we incurred a net loss of $157,000, or $0.02 per share basic and diluted, compared to net income of $372,000, or $0.05 per share basic and $0.04 per share diluted, during the same period of 2001.

Blood Products

Revenue from Blood Products was $9,131,000 for the six months ended June 30, 2002, compared to $7,915,000 for the same period of 2001. The increase of $1,216,000 (15%) was the result of several factors including
1) expansion of our Southern California mobile whole blood collection program, 2) the collection of red cells in our East Coast BMPs, 3) revenue from new programs and 4) price increases in our west coast donor centers. The increased revenue from these activities was partially offset by the loss of the St. Vincent's BMP which was terminated in August 2001 and contributed revenue of $954,000 during the six months ended June 30, 2002.

Gross profits from Blood Products declined to $359,000 (4% of revenue) during the six months ended June 30, 2002, compared to $843,000 (11% of revenue) during the six months ended June 30, 2001. The decrease was primarily attributed to start up losses at our new BMPs and limited recruiting success of whole blood donors at our Southern California mobile collection program and at our east coast BMPs. These decreases were partially offset by price increases for whole blood products at our west coast BMPs.

During the first six months of 2002, we continued the expansion of our whole blood collection program in our donor centers and our Southern California mobile program. During the six months ended June 30, 2002, we collected 23,200 whole blood donations compared to 10,400 during the same period last year. We implemented certain price increases for whole blood derived products at certain donor centers and for some of our mobile customers. Some of these price increases took affect during the second quarter and some will take effect during the third quarter. Although we collected 123% more whole blood units over the prior period, we increased our infrastructure to support an even greater number of collections. Since those collections have not yet materialized (but are expected to do so), our profitability was negatively impacted.

We collected 11,500 platelets during the six months ended June 30, 2002 compared to 11,900 during the same period in 2001. Some of our hospital customers' demand for platelets decreased during the six months ended June 30, 2002. Accordingly, we reduced our collection efforts for those programs.

Effective August 1, 2002, we terminated our operatin of the Long Beach Memorial Medical Center donor center. This donor center provided $198,000 in revenue and $21,000 in profits during the six months ended June 30, 2002. We will continue to collect whole blood products for this hospital as part of our Southern California mobile program.

Blood Services

Revenue for the six months ended June 30, 2002 was $4,130,000 compared to $4,380,000 during the six months ended June 30, 2001. The decrease of $250,000 (6%) was due to a slowdown in demand for therapeutic apheresis services in Southern California partially offset by an increase in demand in other regions. We performed 3,500 procedures during the first six months of 2002, compared to 3,700 during the same period of 2002. We continue to sponsor a physician education program that was started in 2000. The success of that program along with an increase in the disease states that require therapeutic apheresis, increased demand for our Blood Services in 2001. The gross profit margin was 34% during the six months ended June 30, 2002, compared to 36% during the same period last year. The decrease was primarily due to increases in labor costs in the Southern California region.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $1,997,000 for the six months ended June 30, 2002, compared to $1,812,000 during the same period in the prior year. The increase of $185,000 (10%) is primarily due to increased legal fees associated with the ARC litigation and costs associated with lobbying efforts to change the legislation affecting our paid platelet
program.   Additionally, we incurred $56,000 of  non  cash  compensation expense related to the extension of certain employee stock options as part of an employee severance arrangement.

Liquidity and Capital Resources
--------------------------------

As of June 30, 2002, we had cash and cash equivalents of $1,079,000 and working capital of $3,410,000.

We have two lines of credit with a commercial bank. The first line of credit is a working capital line. We can borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (5.0% as of June 30, 2002). The second line of credit provides $1.25 million for equipment purchases. Periodically, we can convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 2.5% (6.05% as of June 30, 2002). As of June 30, 2002, we had outstanding borrowings of $543,000 on the equipment line of credit and no borrowings on the working capital line of credit. These lines of credit are secured by substantially all of our unencumbered assets and require us to maintain certain financial covenants. As of June 30, 2002, we were not in compliance with one of these covenants due to our incurring a loss in the second quarter of 2002. The bank has waived this covenant violation.

Cash flow provided from operations was $788,000 for the six months ended June 30, 2002, compared to cash used in operations of $58,000 during the same period of 2001. During 2001, we experienced a slowdown in our accounts receivable collections. Beginning in late 2001, we increased the frequency of our customer contacts and tightened our credit policies. Consequently, the number of days sales outstanding was reduced from 77 days at December 31, 2001 to 59 days as of June 30, 2002.

Cash used in investing activities primarily represents the acquisition of plant and equipment. We acquired various assets to support our continued expansion of our Blood Products segment.

Cash used in financing activities for the six months ended June 30, 2002 was $179,000 compared to $301,000 for the same period of 2001. The cash used in financing activities for the six months ended June 30, 2002 was primarily the principal payments on our working capital and equipment
lines  of  credit.   We  also  received  $100,000  in  proceeds  from   a
capitalized lease. The cash used in financing activities during the six months ended June 30, 2001, was primarily to repurchase $386,000 of company stock.

We anticipate that our cash on hand and borrowing from the bank lines of credit will be sufficient to provide funding for our needs during the next 12 months for (i) existing operations, (ii) the remaining costs of discontinued operations, (iii) bringing existing start-up programs to maturity and (iv) other working capital requirements including capital and operating lease commitments. Our future programs to extend our blood collection and blood management programs to new hospital customers may require significant capital investments in new equipment for new blood collection centers, mobile collection units ("bloodmobiles"), blood processing laboratories and other supporting facilities. The amounts of such capital needs may exceed our existing sources of capital (operating cash flow and unused borrowing facilities) and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

Our primary sources of liquidity include our cash on hand, available lines of credit and cash generated from operations. Our liquidity is dependent, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect our liquidity. Our liquidity is also dependent on our maintaining compliance with our bank covenants. As previously stated the bank waived the June 30, 2002 covenant violation. If in the future we are unable to comply with our loan covenants and the bank does not issue a waiver, then our liquidity could be materially affected.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Unless a new exemption is obtained, the existing exemption will expire under its sunset provision of December 31, 2002. This could have a material adverse effect on the Company's revenue and net income. Revenue from paid platelet donors during the six months ended June 30, 2002 was $2,773,000. If we are unable to continue our practice of paying platelet donors in our Sherman Oaks operation, it would have a materially adverse effect on our profitability and could have an impact on loan compliance. Absent significant economic improvement in our volunteer donor blood programs in Southern California, we may exit the blood products business and focus on our therapeutic apheresis operations in the state and our non-California blood products operations and BMPs.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. We funded the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. In 2001, we repurchased 772,000 shares at an average price of $1.41 per share. No purchases were made during the first six months of 2002.

Although we incurred a loss during the first six months of 2002, most of our established operations remain profitable. Our losses were primarily due to start-up losses associated with the expansion of our blood management programs, expenses associated with the expansion of our whole blood collection program and litigation expense associated with our lawsuit against the American Red Cross.

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

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

          a. The Company's annual meeting of shareholders (the "Meeting") held on June 13, 2002 was adjourned and reconvened on July 1, 2002.

          b. The following table shows the tabulation of votes for all matters put to vote at the Meeting.

                                                              Against\
                    Matters Put to Vote            For        Withheld    Abstain
                -----------------------------  -----------   ----------  ----------
                1.  Election of Six Directors
                     Alan C. Darlington....... 6,244,338      242,904         -
                     Stephen P. Wallace....... 6,244,338      242,904         -
                     Julian L. Steffenhagen... 6,244,338      242,904         -
                     Robert L. Johnson........ 6,244,338      242,904         -
                     Ronald O. Gilcher........ 6,244,338      242,904         -
                     Dana E. Belisle.......... 6,244,338      242,904         -
                     Thomas M. Asher.......... 3,373,632            -         -


Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               11   Net Income per Common and Common Equivalent Share

               99 Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.   Reports on Form 8-K

               The Company filed a Form 8-k with the Securities and Exchange Commission on July 18, 2002 regarding the change in accountants.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 14, 2002                   HEMACARE CORPORATION
                                     ----------------------------
                                             (Registrant)

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