Form 10-Q/A
period 2002-06-30
HEMACARE CORP /CA/
filed 2002-08-29
CIK 801748

=========================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-QA


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                  OR
[   ] TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-15223

                         HEMACARE CORPORATION
        (Exact Name of Registrant as Specified in Its Charter)

    California                               95-3280412
------------------------                -----------------------
State or Other                           I.R. S. Employer I.D.
Jurisdiction of                          Number
Incorporation or
Organization

       21101 Oxnard Street
    Woodland Hills,  California                        91367
----------------------------------------             ----------
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

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Six months ended June 30,
                                                                 2002           2001
                                                             ------------    ------------
Cash flows from operating activities:
  Net (Loss) Income......................................... $ (157,000)    $  372,000
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization..........................    192,000        141,000
     Compensation expense related to stock options..........     56,000              -
     Issuance of common stock to 401-K plan.................    122,000         93,000
     Deferred income taxes..................................    (93,000)       181,000

Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............  1,000,000       (539,000)
      Increase in inventories, supplies and
       prepaid expenses.....................................   (174,000)       (36,000)
      Decrease in accounts payble, accrued expenses
        and other liabilitiess..............................   (156,000)      (269,000)
      Decrease in reserve for discontinued operations.......     (2,000)        (1,000)
                                                             -----------    -----------
      Net cash provided by (used in) operating activities...    788,000        (58,000)

Cash flows from investing activities:
  Decrease in other assets..................................     44,000         15,000
  Decrease in marketable securities.........................          -        572,000
  Proceeds from dispostion of plant and equipment...........     10,000              -
  Purchases of equipment....................................   (609,000)      (396,000)
                                                             -----------    -----------
  Net cash (used in) provided by investing activities.......   (555,000)       191,000

Cash flows from financing activities:
  Proceeds from the exercise of stock options...............      3,000              -
  Principal payments on line of credit, capital leases
   and notes payable........................................   (282,000)       (31,000)
  Borrowings from equipment line of credit..................          -        116,000
  Proceeds from capitalized leases..........................    100,000              -
  Repurchase of common stock................................          -       (386,000)
                                                             -----------    -----------
  Net cash used in financing activities.....................   (179,000)      (301,000)
                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents............     54,000       (168,000)
Cash and cash equivalents at beginning of period............  1,025,000      1,362,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,079,000     $1,194,000
                                                             ===========    ===========

Supplemental and non-cash disclosure:
  Interest paid............................................. $   31,000     $    8,000
                                                             ===========    ===========
  Income taxes paid......................................... $        -     $   46,000
                                                             ===========    ===========

Items not affecting cash flow:
  Notes and capitalized leases issued in connection with
   acquisition of plant and equipment....................... $   31,000     $        -
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

     HemaCare and its subsidiary, Coral Blood Services, Inc., filed an antitrust action against the American Red Cross alleging that the business practices of the Red Cross relating to its blood products operations are illegal under antitrust laws and designed to eliminate or prevent competition in the blood industry.

     The courts elected to treat the litigation as two separate actions,
     1) HemaCare v. the American National Red Cross (relating to matters in Southern Calfornia) under the jurisdiction of the Federal Court in Los Angeles, and 2) Coral Blood Services, Inc. v. the American National Red Cross (relating to matters outside of Californa) under the jurisdiction of the Federal Court in Boston. The HemaCare litigation, relating to matters in California, has been dismissed with prejudice, pursuant to a mutual agreement between HemaCare and the Red Cross. The Coral litigation, pertaining to matters outside of California, remains active and is in the discovery stage.

Note 5 - Business Segments
--------------------------

     HemaCare operates in two business segments as follows:

     - Blood Products - Collection, processing and distribution of blood products and donor testing.

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


     Options and warrants outstanding of 2,226,000 and 725,000 for the three months and 2,226,000 and 575,000 for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

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

During the second quarter of 2002, we continued the expansion of our whole blood collection program in our donor centers and our Southern California mobile program. During the three months ended June 30, 2002, we collected 12,000 whole blood donations compared to 5,600 during the same period last year. We implemented certain price increases for whole blood derived products at certain donor centers and for some of our mobile customers. Some of these price increases took affect during the second quarter and some will take effect during the third quarter. Although we collected 114% more whole blood units than in the prior period, we increased our infrastructure to support an even greater number of collections. Since those have not yet materialized (but are expected to do so), our profitability was negatively impacted. We collected 5,600 platelets during the three months ended June 30, 2002 compared to 5,800 during the same period in 2001. Effective August 1, 2002, we terminated our operation of the Long Beach Memorial Medical Center donor center. This donor center provided $111,000 in revenue and $22,000 in profits during the three months ended June 30, 2002. We will continue to collect whole blood products for this hospital as part of our Southern California mobile collectiono program.

We currently have four new programs that are in various start up stages in North Caorlina, Vermont and Maine. Together, these programs contri-buted revenue of $97,000 during the three months ended June 30, 2002, and incurred start up and pre-opening losses of $93,000.

Blood Services

Revenue for the three months ended June 30, 2002, was $2,198,000 compared to  $2,259,000 during the three months ended June 30, 2001.  The decrease of $61,000 (3%) was due to a slowdown in demand for therapeutic apheresis services in Southern California partially offset by an increase in demand
in  other  regions.   We  performed 1,824 procedures  during  the  second
quarter  of 2002, compared to 1,894 during the same period of  2001.   We
continue  to  sponsor a physician education program that was  started  in
2000.   The success of that program along with an increase in the disease states that require therapeutic apheresis, resulted in a greater demand for our Blood Services in the three months ended June 30, 2001 as compared to the same period of 2002. The gross profit margin was 33% during the three months ended June 30, 2002, compared to 36% during the same period last year. The decrease was primarily due to increases in labor costs in the Southern California region.

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

Blood Products

Revenue from Blood Products was $9,131,000 for the six months ended June 30, 2002, compared to $7,915,000 for the same period of 2001. The increase of $1,216,000 (15%) was the result of several factors including
1) expansion of our Southern California mobile whole blood collection program, 2) the collection of red cells in our East Coast BMPs, 3) revenue from new programs and 4) price increases in our west coast donor centers. The increased revenue from these activities was partially offset by the loss of the St. Vincent's BMP which was terminated in August 2001 and contributed revenue of $954,000 during the six months ended June 30, 2001.

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

Blood Services

Revenue for the six months ended June 30, 2002 was $4,130,000 compared to $4,380,000 during the six months ended June 30, 2001. The decrease of $250,000 (6%) was due to a slowdown in demand for therapeutic apheresis services in Southern California partially offset by an increase in demand in other regions. We performed 3,500 procedures during the first six months of 2002, compared to 3,700 during the same period of 2001. The decrease reflects a lower incidence of disease states requiring therapeutic apheresis. The gross profit margin was 34% during the six months ended June 30, 2002, compared to 36% during the same period last year. The decrease was primarily due to increases in labor costs in the Southern California region.

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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

          None.


                         PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

           For a description of pending litigation, see disclosure in Form 10-K for the year ended December 31, 2001. For a description of recent developments in the Company's litigation with the American Red Cross, see Note 4 in Notes to Consolidated Financial Statements.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

          a. The Company's annual meeting of shareholders (the "Meeting") held on June 13, 2002.

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



Date: August 28, 2002                   HEMACARE CORPORATION
                                     ----------------------------
                                             (Registrant)

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