Form 10-Q
period 2002-09-30
HEMACARE CORP /CA/
filed 2002-11-14
CIK 801748

=========================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-Q


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___

As of November 10, 2002, 7,751,090 shares of Common Stock of the registrant were issued and outstanding.

=======================================================================

                                 INDEX

                HEMACARE CORPORATION AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.
                                                           Page Number
	  Consolidated balance sheets - September 30, 2002
          (unaudited) and December 31, 2001                       3

          Consolidated statements of operations - Three and
          nine months ended September 30, 2002 and 2001
          (unaudited)                                             4

          Consolidated statements of cash flows - Nine months
          ended September 30, 2002 and 2001 (unaudited)           5

          Notes to consolidated financial statements - September
          30, 2002                                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   10

Item 3.   Qualitative and Quantitative Disclosures About
          Market Risk.                                           24

Item 4.   Controls and Procedures.                               25


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.                                     25

Item 2.   Changes in Securities and Use of Proceeds.             25

Item 3.   Defaults Upon Senior Securities.                       25

Item 4.   Submission of Matters to a Vote of Security Holders.   26

Item 5.   Other Information.                                     26

Item 6.   Exhibits and Reports on Form 8-K.                      26

SIGNATURES                                                       26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                          September 30,	   December 31,
                                                              2002             2001
                                                          ------------     -----------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,206,000      $ 1,025,000
  Accounts receivable, net of allowance for
    doubtful accounts - $208,000 in 2002 and $212,000
    in 2001............................................     4,643,000        5,454,000
  Product inventories and supplies.....................       838,000          707,000
  Prepaid expenses.....................................       271,000          192,000
  Deferred income taxes................................       498,000          498,000
                                                          ------------     ------------
              Total current assets.....................     7,456,000        7,876,000

Plant and equipment, net of accumulated
  depreciation $2,324,000 in 2002 and $2,030,000 in
  2001.................................................     2,954,000        2,348,000
Goodwill...............................................             -          362,000
Deferred taxes.........................................     2,563,000        2,405,000
Other assets...........................................        61,000           91,000
                                                          ------------     ------------
                                                          $13,034,000      $13,082,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 2,163,000      $ 2,495,000
  Accrued payroll and payroll taxes....................     1,470,000          948,000
  Other accrued expenses...............................        99,000          113,000
  Current obligations under capital leases.............        57,000           31,000
  Current obligations under notes payable..............       169,000          168,000
  Reserve for discontinued operations..................        73,000           75,000
                                                          ------------     ------------
              Total current liabilities................     4,031,000        3,830,000

Obligations under capital leases, net
  of current portion...................................       172,000          176,000
Notes payable, net of current portion..................       774,000          626,000
Other long-term liabilities............................        18,000           23,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,751,090 issued and outstanding in
    2002 and 7,590,205 in 2001.........................    13,296,000       13,065,000
  Accumulated deficit..................................    (5,257,000)      (4,638,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,039,000        8,427,000
                                                          ------------     ------------
                                                          $13,034,000      $13,082,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Three months ended September 30,   Nine months ended September 30,
                                               2002            2001               2002            2001
                                           ------------    ------------       -----------    -----------
Revenues:
     Blood products....................    $4,979,000      $4,230,000       $14,110,000      $12,145,000
     Blood services....................     2,202,000       2,210,000         6,332,000	       6,590,000
                                           -----------     -----------      ------------     -----------
      Total revenue....................     7,181,000       6,440,000        20,442,000       18,735,000

Operating costs and expenses:
     Blood products....................     4,699,000       3,784,000        13,471,000       10,856,000
     Blood services....................     1,460,000       1,511,000         4,202,000        4,331,000
                                           -----------     -----------      ------------     ------------
     Total operating costs and
        expenses.......................     6,159,000       5,295,000        17,673,000       15,187,000
                                           -----------     -----------      ------------     ------------

     Gross profit......................     1,022,000       1,145,000         2,769,000        3,548,000

General and administrative
   expenses............................     1,187,000       1,138,000         3,184,000        2,950,000
Write off of impaired goodwill.........       362,000               -           362,000                -
                                           -----------     -----------      ------------     ------------
Income (loss) before income taxes......      (527,000)          7,000          (777,000)         598,000
Provision (benefit) for income taxes...       (65,000)          2,000          (158,000)         221,000
                                           -----------     -----------      ------------     ------------
   Net income (loss)...................    $ (462,000)     $    5,000       $  (619,000)     $   377,000
                                           ===========     ===========      ============     ============


Income per share

   Basic and diluted...................    $    (0.06)     $     0.00       $     (0.08)     $      0.05
                                           ===========     ===========      ============     ============


Weighted average shares
    outstanding - basic................     7,738,000       7,541,000         7,647,000        7,509,000
                                           ===========     ===========      ============     ============
Weighted average shares
    outstanding - diluted..............     7,738,000       8,426,000         7,647,000        8,247,000
                                           ===========     ===========      ============     ============


                           The accompanying notes are an integral part of these
                                     consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine months ended September 30,
                                                                  2002           2001
                                                              ------------    ------------
Cash flows from operating activities:
  Net (loss) income......................................... $ (619,000)     $  377,000
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization..........................    299,000         214,000
     Compensation expense related to stock options..........     56,000               -
     Issuance of common stock to 401-K plan.................    122,000          93,000
     Impaired goodwill......................................    362,000               -
     Deferred income taxes..................................   (158,000)        197,000

Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............    811,000      (1,277,000)
      Increase in inventories, supplies and
       prepaid expenses.....................................   (210,000)        (35,000)
      Increase in accounts payble, accrued expenses
        and other liabilities...............................    171,000         327,000
      Decrease in reserve for discontinued operations.......     (2,000)         (1,000)
                                                             -----------     -----------
      Net cash provided by (used in) operating activities...    832,000        (105,000)

Cash flows from investing activities:
  Decrease (increase) in other assets.......................     30,000         (25,000)
  Decrease in marketable securities.........................          -         668,000
  Proceeds from dispostion of plant and equipment...........     10,000               -
  Purchases of equipment, net...............................   (870,000)     (1,067,000)
                                                             -----------     -----------
  Net cash used in investing activities.....................   (830,000)       (424,000)

Cash flows from financing activities:
  Proceeds from the exercise of stock options...............     53,000         194,000
  Principal payments on capital leases and notes payable....   (149,000)        (49,000)
  Borrowings from lines of credit...........................    275,000         584,000
  Repurchase of common stock................................          -        (386,000)
                                                             -----------     -----------
  Net cash provided by financing activities.................    179,000         343,000
                                                             -----------     -----------

Increase (decrease) in cash and cash equivalents............    181,000        (186,000)
Cash and cash equivalents at beginning of period............  1,025,000       1,362,000
                                                             -----------     -----------
Cash and cash equivalents at end of period.................. $1,206,000      $1,176,000
                                                             ===========     ===========

Supplemental and non-cash disclosure:
  Interest paid............................................. $   44,000      $   15,000
                                                             ===========     ===========
  Income taxes paid......................................... $        -      $   74,000
                                                             ===========     ===========

Items not affecting cash flow:
  Notes and capitalized leases issued in connection with
   acquisition of plant and equipment....................... $  131,000      $  144,000
                                                             ===========     ===========


                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                        HEMACARE CORPORATION
              Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information

     The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Line of Credit and Notes Payable

     The Company has a working capital line of credit whereby the Company may borrow the lesser of 75% of eligible accounts receivable or $2.0 million at an interest rate of prime plus .25% (5.0% as of September 30, 2002). As of September 30, 2002, the Company had net borrowings of $450,000 outstanding on this working capital line of credit. This line matures on June 30, 2003.

     In addition, the Company has a credit facility with the same bank which provides for $1.25 million to be used to acquire vehicles and equipment. Payments are made on a straight-line basis over a period of four years including interest equal to the bank's internal cost of funds plus 2.5% (5.0% as of September 30, 2002). At September 30, 2002, the total amount financed under the equipment line of credit is $493,000 and the line of credit requires 48 monthly principal payments of $14,000 plus interest at a weighted average fixed rate of 6.6% per annum.

     The  two lines of credit are collateralized by substantially  all
     of  the  Company's assets and are cross  defaulted.   They  also
     require the maintenance of certain financial covenants. As of September 30, 2002, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended September 30, 2002, the Company incurred a loss. The bank has waived this violation.

     The Company is currently in negotiations with the bank to revise the terms of the working capital line of credit. If negotiations are successful, the new line of credit will have an availability equal to the lesser of $2.5 million or 75% of eligible accounts receivable. The maximum availability will be reduced by the outstanding balance of the notes payable under the equipment line of credit. Interest will be payable monthly at a rate of prime plus one half percent per annum. Until this line of credit becomes effective, the bank has indicated that it will continue to make advances under the existing working capital line of credit; however, it will not make any additional advances under the equipment line of credit.


Note 3 - Capitalized Lease

     During the nine months ended September 30, 2002, the Company entered into two capitalized leases in the amount of $131,000 to finance the acquisition of certain equipment. The leases require monthly payments of $4,264 including interest at the weighted average rate of 9.2% per annum through January 2006 when they expire.

Note 4 - Commitments and Contingencies

     Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors have been exempted from this law by a series of state statutes, the latest of which expires on January 1, 2003. Despite our lobbying efforts and support from our hospital customers and the medical community, the California Legislature did not extend our paid platelet program. Consequently, we will be unable to offer cash compensation to our donors after January 1, 2003. The Sherman Oaks paid donor program provided revenue of $4,083,000, or 20% of total revenue, during the nine months ended September 30, 2002 and gross profits of $1,094,000. The Company is in the process of attempting to convert its paid donors to volunteer donors. However, the ultimate success of this conversion can not be determined. In the event the Company is unable to successfully convert its paid donors to volunteer donors, it will close this program and may terminate some other Blood Product activities in Southern California whose profitability depends on the paid donor program. The loss of this program will have a material adverse financial affect on the Company. Additionally, the blood donor center at the University of Irvine Medical Center is also dependent on paid platelet donations. The Company gave the hospital a 90-day notice of closure on October 15, 2002. Accordingly, the Company will no longer operate this donor center after January 15, 2003. This program provided $374,000 in revenue and $35,000 in gross profits during the nine months ended September 30, 2002.

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

    HemaCare and its subsidiary, Coral Blood Services, Inc. filed an antitrust action against the American Red Cross alleging that the business practices of the Red Cross relating to its blood products operations are illegal under antitrust laws and designed to eliminate or prevent competition in the blood industry.

    The courts elected to treat the litigation as two separate actions, 1) HemaCare v. the American National Red Cross (relating to matters in Southern California) under the jurisdiction of the

    Federal  Court  in Los Angeles, and 2) Coral Blood Services,  Inc.
    v. the American National Red Cross (relating to matters outside of California) under the jurisdiction of the Federal Court in Boston. The HemaCare litigation, relating to matters in California, has been dismissed with prejudice, pursuant to a mutual agreement between HemaCare and the American Red Cross. The Coral litigation, pertaining to matters outside of California, remains active and is in the discovery stage.

    During the quarter ended September 30, 2002, the Company's Chairmen and Chief Executive Officer resigned. Pursuant to the terms of his employment contract, the Company is obligated to make certain severance payments. Although negotiations are on-going, the Company has estimated that the value of the severance payments to be $247,000.

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

Note 6  - Goodwill

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets," (SFAS 142). In accordance with SFAS 142, the Company discontinued amortizing goodwill that was recorded as part of the Coral Blood Services, Inc. transaction in 1998. The Company completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no
     impairment.   During  the third quarter of  fiscal  2002,  due  to
     continued economic declines and decrease is stock price, management determined there was a possible impairment of goodwill. As a result, the Company completed an interim test for impairment during the third quarter and concluded that the existing goodwill was impaired. The Company recorded an adjustment to write-off all of remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets, other than goodwill.

     The following table presents net income (loss) on a comparable basis after adjustment for amortization of goodwill, for the nine months ended September 30:


                                            2002           2001
                                         ------------   -----------
    Reported net (loss) income           $  (619,000)   $   377,000
    Goodwill amortization                          -	     39,000
    Goodwill impairment                      362,000              -
                                         ------------   ------------
    Adjusted net (loss) income           $  (257,000)   $   416,000
                                         ============   ============

    Income per share
    Basic
     Reported net (loss) income          $     (0.08)   $      0.05
     Goodwill amortization                         -           0.01
     Goodwill impairment                        0.05              -
                                         ------------   ------------
    Adjusted net (loss) income           $     (0.03)   $      0.06
                                         ============   ============

    Diluted
     Reported net (loss) income          $     (0.08)   $      0.05
     Goodwill amortization                         -              -
     Goodwill impairment                        0.05              -
                                         ------------   ------------
    Adjusted net (loss) income           $     (0.03)   $      0.05
                                         ============   ============


  Note 7 - Equity

     Options and warrants totaling 79,500 and 84,500 were exercised for the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2001, 133,000, and 140,000 options and warrants were exercised. Additionally, the Company contributed 76,385 and 92,848 shares of stock to the 401-K plan during the nine months ended September 30, 2002 and 2001, respectively.

  Note 8 - Earnings per Share

     The following table provides the calculation methodology for the numerator and denominator for earnings per share:

                                    Three months ended             Nine months ended
                                        September 30,                 September 30,
                                   2002            2001            2002           2001
                               ------------   -------------   -------------   ------------

Net income (loss).............  $  (462,000)   $     5,000     $   (619,000)   $   377,000
                                ============   ============    =============   ============

Shares outstanding............    7,738,000      7,541,000        7,647,000      7,509,000
Net effect of diluted options.            -        885,000                -        738,000
                                ------------   ------------    -------------   ------------
Dilutive shares outstanding...    7,738,000      8,426,000        7,647,000      8,247,000
                                ============   ============    =============   ============



     Options and warrants outstanding of 2,034,000 for the three and nine months ended September 30, 2002 and 575,000 options and warrants for the three and nine months ended September 30, 2001 have been excluded from the above calculation because their effect would have been anti-dilutive.

  Note 9 - Provision for income taxes

     The Company believes that it is more likely than not that it will be able to utilize the deferred tax assets to offset taxable income in future periods. However, if the Company does not achieve profitability, then this asset may require a write off.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   ------------------------------------------------------------

The matters addressed in this Item 2 that are not historical information constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-
looking statements are reasonable, such statements are inherently subject to risks and uncertainties and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading "Factors Affecting Forward Looking Information." The Company undertakes no obligation to revise or update its forward-looking statements to reflect events or circumstances after the date of this report.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under
Item 1 - Financial Statements above.

CRITICAL ACCOUNTING POLICIES

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

GENERAL

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

Although we incurred a loss during the first nine months of 2002, most of our established operations remain profitable. Our losses were primarily due to start-up losses associated with the expansion of our blood management programs, expenses associated with the expansion of our whole blood collection program, litigation expense associated with our lawsuit against the American Red Cross, severance to the former CEO and the write off of goodwill.

Loss of Paid Platelet Programs

Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors have been exempted from this law by a series of state statutes, the latest of which expires on January 1, 2003. Despite our lobbying efforts and support from our hospital customers and the medical community, the California Legislature did not extend our paid platelet program. Consequently, we will be unable to offer cash compensation to our donors after January 1, 2003. We obtain platelets from paid donors in our Sherman Oaks and University of Irvine Medical Center donor programs.

We are in the process of converting our Sherman Oaks paid donors to volunteers by offering non-cash compensation. The Food and Drug Administration has donor incentive guidelines that provide a vast array of incentives that we can offer to our donors. We will offer these incentives with the expectation that we can retain a sufficient number of donors to remain profitable. If successful, this program will continue to collect single donor platelets; however, we expect to have significantly fewer donations. If this volunteer platelet program is unsuccessful, we may have to terminate this program and some other blood product activities in Southern California. Revenue from the Sherman Oaks paid platelet program was $4,083,000 for the nine months ended September 30, 2002 and the gross profits were $1,094,000. For the three months ended September 30, 2002, revenue from this program was $1,310,000 and gross profits were $332,000. Since the blood donor center at the University of Irvine significantly relies on donors that are paid by the medical center and this donor center has been only marginally profitable, we gave a 90 day notice of closure to the hospital on October 15, 2002. We will terminate this program on January 15, 2003. This blood center provided $374,000 in revenue and $35,000 in gross profits during the nine months ended September 30, 2002. The termination of these programs will result in our reducing our labor force accordingly and we expect to incur the cost of severance payments to the affected employees. Some employees will be offered positions in other parts of the Company; however, we will not reassign employees unless additional staff is needed in other departments. The amount of the severance payments will depend upon the number of paid platelet donors that can be converted to volunteers and the continued expansion of the California mobile program.


RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Revenue, Gross Profit and Net Income
------------------------------------

Overview

Revenue for the three months ended September 30, 2002 was $7,181,000 compared to $6,440,000 in the same period last year. The increase of $741,000 (12%) resulted from the expansion of our blood products segment. During the most recent quarter we operated more BMPs, expanded our California mobile program, experienced a greater number of collections and increased prices for certain products. These increases were partially offset by the termination of our St. Vincent's BMP, which provided $320,000 in revenue during the quarter ended September 30, 2001.

Gross profits were $1,022,000 (14.2% of revenue) during the quarter ended September 30, 2002, compared to $1,145,000 (17.8% of revenue) during the prior period. The decline is primarily due to start- up losses at our new BMPs in Chicago, Vermont, Bangor, Albany, and Durham and low margins attributable to our whole blood collection programs.

General and administrative expenses were $1,187,000 during the most recent quarter compared to $1,138,000 during the same period last year. The increase of $49,000 (4%) reflects the severance accrual to former Chief Executive Officer Alan C. Darlington ($247,000), partially offset by the salary and other related expenses of our former president of West Coast Productions who resigned during the third quarter of 2001 and was not replaced.

During the quarter ended September 30, 2002, we incurred a net loss of $462,000, or $0.06 per share basic and diluted compared to net income of $5,000 or $0.00 per share basic and diluted during the same quarter of 2001. Without the severance to Alan C. Darlington and the goodwill impairment charge, our net income would have been $49,000, or $0.01 per share basic and diluted. The financial results for the quarter include $1,310,000 of revenue and $332,000 of gross profits from our paid platelet program that will be transitioned to a volunteer program in 2003 (See "Loss of Paid Platelet Programs" above).

BLOOD PRODUCTS

Our revenues and expenses are summarized in the following table.

                                                       (In Thousands)

                      Mature Programs   California Mobiles      New Programs          Total
                      2002      2001     2002       2001       2002      2001      2002     2001
                    -----------------   ------------------  ------------------   -----------------
Revenue............ $ 3,220   $ 3,689   $1,447   $   496    $   312   $    45    $ 4,979  $ 4,230
Gross Profit....... $   493   $   486   $   49   $     0    $  (262)  $   (49)   $   280  $   446
GP%................    15.3%     13.2%     3.4%      1.9%     -84.1%    -107.9%      5.6%    10.5%
Collections*
  SDP..............   5,404     5,195        -         -        292        23      5,696    5,218
  WB...............   3,157     4,797    7,572     2,942      1,020       428     11,749    8,167


SDP - Single Donor Platelet
WB - Whole Blood

* Excludes products from our St. Vincent's BMP, because that BMP was a combination of collections and product purchased from other blood.

The Company continues to make significant efforts to expand its mobile and fixed-site whole blood collection programs. Prior to 2001, our efforts in this area were primarily considered a necessary part of our service agreements with our hospital customers rather than a significant source of earnings potential. Nationwide increases in the price of red cells, which became effective in mid-year 2001, have now made this activity economically attractive.

Mature programs
---------------

Revenue from our mature programs (those that have been open for more than 18 months) decreased to $3,220,000 during the three months ended September 30, 2002, compared to $3,688,000 during the same period of 2001. The decrease of $468,000 (13%) was primarily due to the termination of the St. Vincent's BMP on August 31, 2001. This program provided $320,000 of revenue during the third quarter of 2001. We collected more platelets from most donor centers with the exception of our Sherman Oaks platelet program (See "Loss of Paid Platelet Programs" above). Whole blood collections during the third quarter of 2001 reflected a significant increase in donations in the aftermath of the events of September 11. Additionally, our donor center at Long Beach Memorial Medical Center was terminated on August 1, 2002. These factors were partially offset by an increase in red cell prices during the quarter ended September 30, 2002.

The gross profit margin of our mature programs increased to 15.3% during the three months ended September 30, 2002 compared to 13.2% in the same period of 2001. The St. Vincent's program, which closed on August 31, 2001, had a gross profit margin of only 5%. Our margins were also helped by new technology in the Sherman Oaks platelet operations that increased the number of saleable products obtained from each platelet donor. This technology change reduced the cost per platelet and improved the gross profit percentage partially offset by a 21% decrease in donations. Most of our BMP customers had red cell prices that were contractually established prior to the increase in the market price that occurred during mid-2001. Over the past year, we have raised red cell prices either through contract renegotiation or by raising prices when these contracts were renewed. Consequently, we have raised red cell prices over the last year, thereby improving our profit margins. Excluding the increase in donations in the aftermath of September 11, 2001, we increased our whole blood collections during the most recent quarter over the prior year. However, we increased our labor staff in many locations to support an even greater number of collections. The extra labor reduced our efficiency in these locations. On August 1, 2002, our operation of the Long Beach Memorial Medical Center donor center was terminated. During the quarter, this program provided $64,000 in blood products revenue and $31,000 in gross profits. We will continue to collect whole blood products for this hospital as part of our Southern California mobile collection program.

California Mobiles
------------------

Revenue from mobiles increased to $1,447,000 during the three months ended September 30, 2002, compared to $496,000 during the three months ended September 30, 2001. The increase of $951,000 (192%) reflects an increase in the number of whole blood collections and improved red cell pricing. Our average revenue per mobile red blood cell increased to $183 in the most recent quarter compared to $139 in the same period of 2001. The increase in price reflects the continued efforts to bring our red cell prices in line with current market prices in Southern California. Our gross profit from California mobiles were $49,000 (3.4% of revenue) in the third quarter of 2002, compared to $9,000 (1.9% of revenue) in the same period of 2001. Our collection costs, particularly our labor and benefits costs, continue to be higher than expected. Although we collected a record number of whole blood donations, we have staffed to anticipate an even higher number of collections in the fourth quarter of 2002 and beyond.
Consequently, this program's labor efficiency continues to be less than optimal, which reduces our gross profit margin. We continue to make progress in manufacturing fresh frozen plasma from whole blood donations. During the third quarter of 2002, we manufactured fresh frozen plasma from 83% of our California mobile whole blood donations compared to 77% during the same period in 2001. The extra plasma provides additional revenue per collection, thereby increasing our gross profit margin.

New Programs
------------

We operate new programs in Chicago, Vermont, Bangor, Albany and Durham. Together, these programs provided revenue of $312,000 and losses of $262,000 during the three months ended September 30, 2002. The Chicago program is the oldest, as it began collections in June 2001. The programs in Bangor and Durham began collections prior to the start of the third quarter of 2002. Vermont collections began in September and Albany has not started collections as of the end of the most recent quarter. We are committed to making these programs profitable by focusing on new recruiting initiatives that include a national recruitment training program and expanding our recruitment staff. Until these programs are profitable, we will not open programs in new markets. If these programs are unable to achieve profitability within certain time frames they will be shut down.

BLOOD SERVICES

Revenue from Blood Services during the quarter ended September 30, 2002 was $2,202,000 compared to $2,210,000 during the same period last year. We experienced a decrease in demand for services in California, offset by an increase in demand in the East Coast. During the most recent quarter we performed 1,895 therapeutic apheresis procedures compared to 1,903 during the three months ended September 30, 2001. Our gross profits slightly increased to $742,000 (33.7% of revenue) during the three months ended September 30, 2002, compared to $699,000 (31.6% of revenue) during the same period in 2001. The increase reflects a modest change in the geographic mix of customers to regions with lower operating costs. We continue to operate a physician education program that began in California and are in the process of expanding that program to other targeted geographic markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense increased to $1,187,000 during the three months ended September 30, 2002, compared to $1,138,000 during the same period of 2001. The increase of $49,000 (4%) was primarily due to the contractual severance to former Chief Executive Officer Alan C. Darlington ($247,000), partially offset by the salary and other related expenses of our former President of West Coast Products who resigned during the third quarter of 2001 and was not replaced.

IMPAIRED GOODWILL

During  the  first quarter of 2002, we adopted Statement  of  Financial
Accounting   Standards  Number  142, "Goodwill  and  Other  Intangible
Assets," (SFAS  142).   In accordance with SFAS 142,  we  discontinued
amortizing  goodwill  that was recorded as  part  of  the  Coral  Blood
Services, Inc. transaction in 1998. We completed the transitional goodwill impairment test during the second quarter of 2002 and determined that there was no impairment. During the third quarter of fiscal 2002, due to continued economic declines and decrease is stock price, we determined there was a possible impairment of goodwill. As a result, we completed the additional testing for impairment during the third quarter and concluded that the existing goodwill was impaired. We recorded an adjustment to write-off all of remaining goodwill in the amount of $362,000. We do not have any other intangible assets, other than goodwill.

Nine months ended September 30, 2002 compared to 2001
-----------------------------------------------------

Revenue, Gross Profit and Net Income
------------------------------------

Overview

Revenue for the nine months ended September 30, 2002 was $20,442,000 compared to $18,735,000 in the same period of 2001. The increase of $1,707,000 (8%) was due to the expansion of our Blood Products segment, including new BMPs and expansion of our California mobile operations, partially offset by the loss of one BMP in August of 2001. The revenue increase was also partially offset by a decline in overall demand for Blood Services during the nine months ended September 30, 2002.

Gross profits during the nine months ended September 30, 2002 were $2,769,000 or (13.5% of revenue) compared to $3,548,000 (18.9% of revenue) during 2001. The decline was principally due to start up losses at our new programs in Chicago, Vermont, Bangor, Albany and Durham.

General and administrative expenses were $3,184,000 during the nine months ended September 30, 2002, compared to $2,950,000 during the same period last year. The increase of $234,000 (8%) was primarily due to the accrual of a severance to the former Chief Executive Officer.

For the nine months ended September 30, 2002, we incurred a loss of $619,000 or $0.08 per share basic and diluted compared to net income of $377,000 or $0.05 per share basic and diluted during the nine months ended September 30, 2001.

BLOOD PRODUCTS

Our revenues and expenses are summarized in the following table.

                                                     (In Thousands)

                      Mature Programs   California Mobiles      New Programs          Total
                      2002      2001     2002       2001       2002      2001      2002     2001
                    -----------------   ------------------  ------------------   -----------------
Revenue............ $ 9,478   $11,078   $ 3,976   $  1,016  $   656   $    51    $14,110   $12,145
Gross Profit....... $ 1,356   $ 1,373   $   (94)  $     14  $  (623)  $   (98)   $   639   $ 1,289
GP%................    14.3%     12.4%     -2.4%       1.4%    -95.1%    -191.2%      4.5%     10.6%
Collections*
  SDP..............  16,409    17,470         -          -      750        28     17,159    17,498
  WB...............  10,078    11,012    22,774      7,102    2,089       473     34,941    18,587



* Excludes products from our St. Vincent's BMP, because that BMP was a combination of collections and product purchased from other blood providers.

Mature Programs
---------------

Revenue from our mature programs (those that have been open for more than 18 months) decreased to $9,478,000 during the nine months ended September 30, 2002, compared to $11,078,000 in the same period of 2001. The decrease of $1,600,000 (14%) was primarily due to the termination of the St. Vincent's BMP on August 31, 2001. This program provided revenue of $1,273,000 during the nine months ended September 30, 2001. Additionally, we collected fewer platelets from our Sherman Oaks paid platelet program (See "Loss of Paid Platelet Programs" below). Our donor center at Long Beach Memorial Medical Center was terminated on August 1, 2002. These decreases were partially offset by increased prices on red cells during the nine months ended September 30, 2002.

Gross profit margins of our mature programs increased to 14.3% during the nine months ended September 30, 2002, compared to 12.4% during the prior year. The termination of the St. Vincent's BMP helped our margins as this program operated with a 2% loss during the first nine months of 2001. Our margins were also helped by new technology in the Sherman Oaks platelet operations that increased the number of saleable products obtained from each platelet donor. This technology change reduced the cost per platelet and improved the gross profit percentage (albeit with fewer donors). Over the past year, we have raised red cell prices either through contract renegotiation or by raising prices when these contracts were renewed. Consequently, we have raised red cell prices over the last year, thereby improving our profit margins. Excluding the increase in donations in the aftermath of September 11 2001, we increased our whole blood collections during the nine months ended September 30, 2002 compared to the same period in the prior year. However, we increased our labor staff in many locations to support an even greater number of collections. The extra labor reduced our efficiency in these locations. Our operation of the Long Beach Memorial Medical Center donor center was terminated on August 1, 2002. This program provided revenue of $282,000 and gross profit of $47,000 during the nine months ended September 30, 2002. We will continue to collect whole blood for this hospital as part of our California mobile program.

California Mobiles
------------------

Revenue from mobiles increased to $3,976,000 during the nine months ended September 30, 2002, compared to $1,016,000 during the same period in 2001. The increase of $2,960,000 (291%) was due to the expansion of this program in late 2001 and resulted in an increase in the number of whole blood collections. Our average revenue per red blood cell increased to $166 during the first nine months of 2002 compared to $125 in the same period of 2001. The current market price of a red cell in Southern California is approximately $215. The increase in price reflects the continued efforts to bring our red cell prices in line with current market prices in Southern California. We incurred a loss of $94,000 (2% of revenue) for the nine months ended 2002, compared to gross profits of $14,000 (1% of revenue) in the same period of 2001. Our collection costs, particularly our labor and benefit costs, continue to be higher than expected. Although we collected a record number of whole blood donations, we have staffed to anticipate an even higher number of collections in the fourth quarter of 2002 and beyond. Consequently, this program's labor efficiency continues to be less than optimal, which reduces our gross profit margin. We continue to make progress in manufacturing fresh frozen plasma from whole blood donations. During the nine months ended September 30, 2002, we manufactured fresh frozen plasma from 82% of our California mobile whole blood donations compared to 75% during the same period in 2001. The extra plasma provides additional revenue per collection, thereby increasing our gross profit margin.

New Programs
-------------

We operate new programs in Chicago, Vermont, Bangor, Albany and Durham. Together, these programs provided revenue of $656,000 and losses of $623,000 during the nine months ended September 30, 2002. The Chicago program is the oldest, as it began collections in June 2001. The programs in Bangor, Durham and Vermont began during the nine months ended September 30, 2002. The program in Albany has not started collections as of the end of the most recent quarter. We are committed to making these programs profitable by focusing on new recruiting initiatives that include a national recruitment training program and expanding our recruitment staff in selected markets.
Until these programs are profitable, we will not open programs in new markets. If these programs are unable to achieve profitability within certain time frames they will be shut down.

BLOOD SERVICES

Revenue from Blood Services for the nine months ended September 30, 2002 was $6,332,000 compared to $6,590,000 during the same period of 2001. We experienced a decrease in demand for services in California offset by an increase in demand in the East Coast. For the nine months ended September 30, 2002, we provided 5,413 therapeutic apheresis procedures compared to 5,892 during the same period of 2001. Our gross profits declined to $2,130,000 (33.6% of revenue) during the nine months ended September 30, 2002 compared to $2,259,000 (34.3% of revenue) in the same period of 2001. The decrease in gross profit margin reflects a decline in procedures in high margin geographic locations. We continue to operate a physician education program that began in California and we are in the process of expanding that program to other targeted geographic markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $3,184,000 during the nine months ended September 30, 2002, compared to $2,950,000 during the same period in 2001. The increase of $234,000 (8%) primarily resulted from a contractual severance payment of $247,000 to the former Chief Executive Officer.

LIQUDITY AND CAPTIAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents of $1,206,000 and working capital of $3,425,000.

As of September 30, 2002, we have two lines of credit with a commercial bank. The first line of credit is a working capital line. We are able to borrow the lesser of 75% of eligible accounts receivable or $2.0 million. Interest is payable monthly at a rate of prime plus 0.25% (5% as of September 30, 2002). The second line of credit provides $1.25 million for equipment purchases. Periodically, we are able to convert equipment purchase loans into a long-term, fully amortized note payable. The note requires monthly payments including interest equal to the bank's internal cost of funds plus 2.5% (5% as of September 30, 2002). As of September 30, 2002, we had outstanding borrowings of $493,000 on the equipment line of credit and net borrowings of $450,000 on the working capital line of credit. These lines of credit are secured by substantially all of our unencumbered assets and require the maintenance of certain financial covenants. As of September 30, 2002, we were not in compliance with a covenant requiring us to be profitable each quarter. The bank has waived this covenant violation.

Currently, we are negotiating a new loan agreement with the bank. If negotiations are successful, the new line of credit will have an availability equal to the lesser of $2.5 million or 75% of eligible accounts receivable. The maximum availability will be reduced by the outstanding balance of the notes payable under the equipment line of credit. Interest will be payable monthly at a rate of prime plus one half percent per annum. Until this line of credit becomes effective, the bank has indicated that it will continue to make advances under the existing working capital line of credit; however, it will not make any additional advances under the equipment line of credit.

The following table summarizes our contractual obligations by year.

                                                Payments Due by Period
                                -------------------------------------------------------
                                            Less Than                          After
Contractual Obligations           Total     One Year   1-3 Years   4-5 Years   5 Years
------------------------------  ---------   ---------  ----------  ---------  ---------
Long-Term Debt................  $  943,000  $ 169,000  $  317,000   $  7,000   $450,000
Capital Lease Obligations.....     229,000     57,000     127,000     12,000     33,000
Operating Leases..............   1,885,000    486,000     863,000    536,000
                                ----------  ---------  ----------   --------   --------
Total Contractual Cash
  Obligations.................  $3,057,000  $ 712,000  $1,307,000   $555,000   $483,000
                                ==========  =========  ==========   ========   ========


Additionally, we are committed to purchase approximately $10.5 million of blood collection kits at established prices through 2006.

Cash flow provided from operations was $832,000 for the nine months ended September 30, 2002, compared to cash used in operations of $105,000 during the same period of 2001. During 2001, we experienced a slowdown in our accounts receivable collections. Beginning in late 2001, we increased the frequency of our customer contacts and tightened our credit policies. Consequently, the number of days sales outstanding was reduced from 77 days at December 31, 2001 to 62 days as of September 30, 2002.

Cash used in investing activities primarily represents the acquisition of plant and equipment. We acquired various assets to support our continued expansion of our Blood Products segment.

Cash provided by financing activities for the nine months ended September 30, 2002 was $179,000 compared to $343,000 for the same period of 2001. The cash provided by financing activities for the nine months ended September 30, 2002 was primarily the results of borrowings on our working capital line of credit. The cash provided by financing activities during the nine months ended September 30, 2001, was primarily due to $584,000 of notes payable issued to the bank that were used to finance equipment purchases. This was partially offset by the repurchase of $386,000 of company stock.

During the third quarter of 2002, we placed an order for five new collection buses. These buses are scheduled to arrive during the fourth quarter of 2002 at a total cost of approximately $450,000. We are in the process of obtaining financing with a leasing company to fund these buses. The terms of this lease have not been finalized.

We anticipate that our cash on hand, borrowing from the bank line of credit and the equipment financing will be sufficient to provide funding for our needs during the next 12 months for (i) existing operations, (ii) the remaining costs of discontinued operations, (iii) bringing existing start-up programs to maturity and (iv) other working
capital   requirements   including  capital and operating lease
commitments.   We will not open any new programs in new geographic
regions until our current start-up operations are profitable. Future programs to extend our blood collection and blood management programs to new hospital customers may require significant capital investments in new equipment for new blood collection centers, mobile collection units ("bloodmobiles"), blood processing laboratories and other supporting facilities. The amounts of such capital needs may exceed our existing sources of capital (operating cash flow and unused borrowing facilities) and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

Our primary sources of liquidity include our cash on hand, available line of credit and cash generated from operations. Our liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect our liquidity. Our liquidity also depends on our maintaining compliance with our loan covenants. From time to time we have failed to comply with these covenants and have obtained a waiver from our lender. If in the future we are unable to comply with our loan covenants and the bank does not issue a waiver, then our liquidity could be materially affected.

In July 2000, we announced our intention to repurchase up to 15% of our outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. We funded the purchases from cash and cash equivalents and marketable securities along with profits generated in the normal course of business. In 2001, we repurchased 772,000 shares at an average price of $1.41 per share. No purchases were made during the nine months ended September 30, 2002.

FACTORS AFFECTING FORWARDING-LOOKING INFORMATION

The  Private Securities Litigation Reform Act of 1995 provides a "safe
harbor" from  liability  for  forward-looking  statements.   Certain
information included in this Form 10-Q and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products, the effects of discontinued operations, demand for our Company's products and services, and the anticipated outcome of litigated matters. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, the following: the high degree of government regulation of our business; product safety concerns and potential liability for blood-borne diseases; environmental risks; access to insurance; declining blood donations; our competitor's advantages as tax-exempt organizations; difficulties in expanding our business; increasing costs; increasing reliance on outside laboratories; our emphasis on single-donor platelet products, which may have limited future growth; difficulty in recruiting new volunteer donors for apheresis collection; our emphasis on smaller donor groups than our competitors; lack of increases in reimbursement rates from Medicare and Medicaid payers; competitive restraints on our ability to pass increased costs on to customers; possible interruptions from terrorist activity; uncertainty about our ability to obtain additional capital when needed in the future or to obtain capital for expansion of our business; defaults on our credit agreements that could lead to a loss of our working capital credit line; our dependence on key personnel; our Rights Plan and provisions of our Articles of Incorporation, which could discourage a takeover of the Company; the limited market for our stock resulting from our delisting from the NASDAQ Small Cap Market and thin trading volume; possible volatility in our stock price; possible dilution from future issuances of equity securities; and the likelihood that we will not pay dividends in the future.

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

The Company devotes substantial resources to complying with laws and regulations and believes it is currently in compliance. However, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that we have not complied with significant existing regulations, which could materially harm our business. Moreover, healthcare reform is continually under consideration by regulators, and we do not know how laws and regulations will change in the future. Some of these changes could require costly compliance efforts or expensive outsourcing of functions we currently handle internally could make some of the

Company'soperations prohibitively expensive or impossible to continue.

Product Safety and Product Liability
------------------------------------

Blood products carry the risk of transmitting infectious diseases, including hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses the latest available technology to test its blood products for known pathogens and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims brought against us could exceed our insurance coverage and materially and adversely affect our financial condition.

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

Declining Blood Donations
-------------------------

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

Competition
-----------

As a supplier of blood products we compete principally with the American Red Cross and to a lesser degree with community-based blood centers and hospital-based blood banks. As a provider of therapeutic blood services, we compete principally with regional and community blood banks and hospital-based apheresis centers. We strive to provide cost effective services, but our competitors sometimes have advantages of price or established positions in their communities. Also, the American Red Cross is a much larger organization than HemaCare and has greater resources to sustain periods of unprofitable sales or to adopt aggressive pricing strategies for the purpose of defending or increasing its market share.

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

Our Target Donors Involve Higher Collection Costs
-------------------------------------------------

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

Reimbursement Rates Have Not Kept Pace With Cost Increases
----------------------------------------------------------

The reimbursement rates for blood products provided to Medicaid and Medicare patients were based on market prices prevailing several years ago, when the American Red Cross reportedly sold red blood cells at below-cost prices. Market prices have increased substantially since that time, but the reimbursement rates have not. At present, the Company's prices are less than the reimbursement rates in its established markets and as a result the Company's products are profitable. But costs may continue to increase in the future, and there can be no assurance that reimbursement rates will increase at that time. If they do not, our profits could be reduced or eliminated.

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

We Could Lose our Lines of Credit
---------------------------------

From time to time the Company has failed to comply with the covenants in its bank credit agreements, and has had to seek waivers from its lenders. In particular, the Company has failed in the last four quarters to comply with a covenant that it be profitable in each quarter. While the lenders have previously granted these waivers when needed, we cannot assure you that they will continue to grant them in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under our credit facilities and severely reduce our liquidity and available cash resources.

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

Our Articles of Incorporation and Rights Plan Could Delay or Prevent an Acquisition or Sale of HemaCare
---------------------------------------------------------------------

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

In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of our other shareholders would have the right to purchase securities from us at a discount to the fair market value of our common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, could materially adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. For a description of the Rights Plan see the Company's Current Report on Form 8-K filed with the SEC on March 5, 1998.

Stocks Traded on the OTC Bulletin Board are Subject to Greater Market Risks than Those of Exchange-Traded and NASDAQ Stocks
---------------------------------------------------------------------

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

We Do Not Expect to Pay Any Dividends
--------------------------------------

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


Item 3.  Qualitative and Quantitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Because some of the Company's obligations under its credit agreement bear interest at floating rates (primarily prime interest rate), the Company is sensitive to changes in prevailing interest rates. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S.

interest rates affect interest paid on the Company's debt. A majority of the Company's credit facilities are at variable interest rates.

Item 4.  Controls and Procedures
-------  -----------------------

Within 90 days prior to the filing date of this report, the Chief Operating Office and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes in intentional circumvention of the established process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Operating Officer or Chief Financial Officer, subsequent to the date of the evaluation.


                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

For a description of pending litigation, see disclosure in Form 10-K for the year ended December 31, 2001. For a description of recent developments in the Company's litigation with the American Red Cross, see Note 4 in Notes to Consolidated Financial Statements.

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company's insurance coverage.

Item 2. Changes in Securities and Use of Proceeds
------- -----------------------------------------
        None.

Item 3. Defaults Upon Senior Securities
------  -------------------------------
        None.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
        None


Item 5. Other Information
------- -----------------
        None.


Item 6. Exhibits and Reports on Form 8-K
------- ---------------------------------
        a.   Exhibits

             11   Net Income per Common and Common Equivalent Share

             99.1 Certification Pursuant to 18 U.S.C. 1350 Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002


         b. The Company filed a Form 8-K with the Securities and Exchange Commission on (i) July 18, 2002 regarding the change in accountants and (ii) August 26, 2002 regarding the potential termination of its paid donor program.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 13, 2002             HEMACARE CORPORATION
                                         (Registrant)


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