Form 10-K
period 2002-12-31
HEMACARE CORP /CA/
filed 2003-03-31
CIK 801748

========================================================================
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-K

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the transition period from  ___________ to _____________

                   Commission file number: 0-15223

                         HEMACARE CORPORATION
          (Exact name of registrant as specified in its charter)

        California                                95-3280412
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or                            Identification Number)
organization)


 21101 Oxnard Street
Woodland Hills, California                           91367
  (Address of principal                            (Zip Code)
   executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   /x/ YES  ___ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

As of March 24, 2003, 7,751,060 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on that date (based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board) was approximately $4,398,154.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule12b-2 of the Act). / / YES    /x/ NO

===========================================================================

                           TABLE OF CONTENTS

                                PART I.

		                                             Page
                                                            Number
Item 1.  Business
         General.............................................  1
         Our Business Strategy...............................  1
         Recent Developments.................................  2
         Blood Products Operations...........................  4
         Blood Services Operations...........................  6
         Competition.........................................  8
         Sales to Major Customers............................  9
         Marketing...........................................  9
         Human Resources.....................................  9
         Suppliers...........................................  9
         Government Regulation and Blood Safety.............. 10
         Professional and Product Liablity Insurance......... 11
         Risk Factors Affecting the Company.................. 11
         Additional Information.............................. 16
Item 2.  Properties.......................................... 16
Item 3.  Legal Proceedings................................... 17
Item 4.  Submission of Matters to a Vote of Security Holders. 17

                               PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters......................... 17
Item 6.  Selected Financial Data............................. 18
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................. 19
Item 7a. Quantitative and Qualitative Disclosures about
         Market Risk......................................... 28
Item 8.  Financial Statements and Supplementary Data......... 28
Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosures................ 28

                               PART III

Item 10.  Directors and Executive Officers of the Registrant. 29
Item 11.  Executive Compensation............................. 30
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management..................................... 36
Item 13.  Certain Relationships and Related Transactions..... 37
Item 14.  Controls and Procedures............................ 38

                               PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 10-K............................... 38
Signatures................................................... 41
Certifications............................................... 42
Index to Consolidated Financial Statements and Schedules..... F-1

                             PART I

ITEM 1. 	BUSINESS

This 2002 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See Risk Factors).

General
-------

HemaCare Corporation collects, processes and distributes blood products to hospitals in the United States. Additionally, we provide blood related services including therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Our blood related services are usually provided in the hospital setting under contractual arrangements with the hospital as an outside purchased service.

As part of our marketing strategy, we have entered into blood management programs ("BMP") with many of our hospital customers. Under a BMP arrangement, a hospital, or a group of hospitals, contracts with us to provide management services which may include operation of a donor center, mobile blood drives and blood services. A BMP provides our hospital customers with a safe and reliable source of blood products and services at a reasonable cost, as well as assistance in achieving their financial, regulatory compliance and patient service goals related to blood products and services.

We have provided blood products and services in Southern California since 1979. In 1998, we began to expand our operations in the eastern U.S. Our operations now cover 14 states throughout the nation. We market our products and services as HemaCare Corporation ("HemaCare") in California and Coral Blood Services, Inc. ("Coral") in other states. Coral is a wholly owned subsidiary of HemaCare.

In the U.S., the American Red Cross ("ARC") is the largest provider of blood products, accounting for approximately 50% of the total blood supply. Approximately 90 privately organized blood centers, generally operating in limited geographic regions, provide another 40% of U.S. blood requirements. The remaining blood supply is collected by hospitals. HemaCare provides less than 1% of the total blood supply. Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all charge fees for blood products. These fees are set at levels designed to recover the costs of blood center operations and provide sufficient profit margins to finance continued operations.

We believe we are the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S. Our programs provide red cells, plasma and aphersis platelets to hospitals at charges that are competitive with or lower than those charged by other blood providers.

In recent years, most areas of the U.S. have experienced recurring blood
product shortages.   We believe our programs offer hospitals an effective
tool to address these shortages and present a significant opportunity for growth of the Company and expansion of our activities throughout the United States.

Our Business Strategy
---------------------

The key objectives of our strategy are profitability and growth. In the short term, we plan to focus on improving the profitability of our blood products segment, by focusing on donor recruitment and streamlining operations, while maintaining our commitment to quality. After achieving acceptable profitability, we plan to expand in areas consistent with our core competencies and that offer the opportunity to profitably leverage our existing infrastructure.

Recent Developments
-------------------

     Termination of California Exemption

Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors were exempted from this law by a series of state statutes, the latest of which expired on January 1, 2003. Consequently, we are no longer able to offer cash compensation to our apheresis platelet donors. In 2002, the Sherman Oaks paid donor program provided revenue of $5.4 million, or 19% of total revenue, and gross profits of $1.4 million. The Company converted its paid program to a 100% volunteer program as of January 1, 2003. The ultimate success of this conversion cannot be determined. In the event the Company is unable to maintain a substantial donor base, it will close this program and may terminate some other blood product activities in Southern California whose profitability depends on sharing overhead with the paid donor program. The loss of this program will have a material adverse financial affect on the Company. Early indications, based on the results in January and February 2003, are that the program is operating at approximately 75% of 2002 collection volume.

     Settlement of ARC litigation

In the fourth quarter of 2002, we settled our anti-trust litigation with the ARC. We believed that the ARC was capitalizing on its position as the dominant blood supplier in the U.S. and bundling products and services to prevent or eliminate competition in the blood industry. Pursuant to the terms of the settlement, the ARC has agreed not to bundle blood-related products and services in the New England or the Carolinas regions in a manner that would constrain lawful competition. In the third quarter of 2002, litigation with the ARC relating to what we believed to be anticompetitive business practices in California was settled without the payment of cash to either party.

      New BMPs

Nationally, in 2001, the prices for red blood cells increased 35% to 45%.
As a result of the price increases, combined with chronic product shortages in many parts of the U.S., we significantly expanded our programs for collection of whole blood. We added one new BMP in 2001 and four new BMPs in 2002. Our expansion efforts have resulted in new clients and additional blood product revenues. However, to date, our costs relating to blood products operations have increased in amounts greater than our revenues resulting in a decline in profitability in 2002. During 2002, these new programs generated revenue of $1.1 million and losses of $862,000.

     Other

We have also closed two BMPs; the University of Irvine in January 2003, and the Long Beach Memorial Medical Center in August 2002. These operations provided $780,000 in revenue and $95,000 in gross profits in 2002.

In December 2002, Judi Irving was appointed the Company's President and Chief Executive Officer, succeeding Alan Darlington who left the Company in September 2002.

Blood Product Facts
-------------------

The practice of modern medicine depends on the availability of a safe and adequate blood supply and upon the capability of treating a medical deficiency in one or more blood components by transfusion. A variety of blood products are used for this purpose. Most of these products must be matched to the blood type of the patient and all must be stored under appropriate conditions. All blood products have a limited therapeutic life.

     Whole Blood

A summary of major whole blood components and their therapeutic applications follows:
                                  2


   Product       Shelf Life                Function and Medical Applications
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

Plasma           Frozen:         Transports red blood cells and other cellular components,
                 1 year          contains several factors useful in treating diseases.
                 Thawed:         Transfused to replace fluid losses and treat specific
                 24 hours        disease applications.  The supply of plasma most often
                                 exceeds demand, and excess is sold to biological product
                                 manufacturers.

Cryoprecipitate  Frozen:         Treatment of Hemophilia, Factor VIII deficiency, and
                 1 year          other conditions.


Most blood product collections consist of single units of whole blood. The actual collection process is simple and completely safe for the donor. Whole blood may only be donated once every eight weeks.

After collection, whole blood units are generally tested, processed in a laboratory, typed, separated into the various components and then distributed to hospitals for transfusion.

Significant progress has been made in the development of artificial or synthetic substitutes for human blood components. Such substitutes, however, offer no near term solution to the transfusion needs of most patients.

     Apheresis or Single Donor Platelets

The apheresis collection process permits the separation of blood components during the donation process through the use of a cell separator. This process allows for the collection of only the desired component of a donor's blood and returns the other blood components to the donor blood stream.

Apheresis blood product collection is considerably more complex and more expensive than whole blood collection and processing. Automated apheresis equipment is costly and requires specialized collection single use disposables for each donation and longer donation times involve increased labor costs. The complexity of the donation process and longer donation time makes recruiting donors for apheresis procedures more difficult than recruiting whole blood donors. Apheresis platelets may be donated twice a week up to a maximum of 24 times a year.

Apheresis platelets serve the same medical purpose as platelets manufactured from a whole blood donation and have the same five-day life. However, a single apheresis platelet donation can yield between one and three therapeutic transfusion dosages, depending on the donor's platelet count. The use of platelets derived from whole blood to achieve the same therapeutic effect would require combining or pooling the platelets obtained from between 6 and 30 individual whole blood donations of different donors.

Every transfusion involves certain risks to the patient. These risks include a slight chance of infectious disease transmission and the chance that the patient will have an adverse reaction to the transfused material. The lower number of donors involved with a transfusion of apheresis or single donor platelets materially reduces these risks. Additionally, patients receiving multiple platelet transfusions from different donors often become resistant to the therapeutic effect of the transfusions. Utilization of single donor platelets reduces the instances of patient refractory reactions. We believe that medical trends, including the growth of aggressive cancer therapies, will result in a rate of growth in platelet transfusions that will exceed the growth of other blood products.

Blood Products Operations
-------------------------

Our Blood Products segment collects, processes and distributes blood products to hospitals. Our programs specialize in red cells, plasma and platelets. Additionally, we offer testing services and specialized blood products to hospitals in the Greater Los Angeles area. We recruit donors to either a fixed collection site or on mobile blood drives primarily at churches, schools and businesses. The blood products collected are processed into their primary components, tested and distributed to customers.

     Blood Management Programs

The Company's platelet collection programs in our mature blood management programs (those that have been open for more than 18 months) have operated profitably. Whole blood collection activities at both our mature and new blood management programs have not been profitable as we have not collected sufficient volumes to cover labor and other costs associated with these fixed sites.

As part of our BMP strategy with our California hospital customers, we began our mobile program in 2001. This program collects whole blood units at sponsoring organizations such as schools, businesses and churches and became profitable during 2002.

Our new BMPs (those in operation less than 18 months) have experienced significant start up losses. In 2002, our new BMPs did not generate sufficient donations and revenue to cover their costs of operations. There is no assurance that these operations will achieve anticipated economies of scale or that pricing of these programs can be successfully adjusted to generate profitability.

We believe our programs are attractive to hospitals because they directly address three major areas of concern:

- Adequacy of blood supplies. Our programs provide a dedicated, local blood supplier to supplement products available from regional blood providers
- Cost of such blood supplies. Contract pricing and inventory management expertise reduce customer blood procurement costs
- Regulatory compliance. Regulatory responsibilities for blood operations are transferred to the Company, an organization that is knowledgeable in FDA compliance.

Other benefits may include:

- On campus donor rooms. Autologous (blood self-donation by a patient usually before surgery) and directed blood collections from patients' friends and families can be collected in a convenient location.
- Community relations. Community blood drives complement the hospital's public relations and programs and increase the visibility of the hospital and the importance of its mission in the local community.
- Therapeutic procedures. Access to therapeutic blood nurses and physicians with significant expertise in addition to cost savings in providing these services.
- Research Assistance. Technical assistance in research projects relating to blood.

We operate our blood products operations in the following locations:

                                                                            Year
      Location                          Hospital Customer                   Opened
-----------------------      -----------------------------------------     --------
Albany, New York             St. Peter's Hospital                          2002
Bangor, Maine                Eastern Maine Medical Center                  2002
Chapel Hill, North Carolina  University of North Carolina                  1997
Cambridge, Massachusetts     Mount Auburn Hospital                         2000
Chicago, Illinois            Children's Memorial Hospital of Chicago       2001
Durham, North Carolina       Univeristy of North Carolina                  2002
Lebanon, New Hampshire       Dartmouth-Hitchcock Medical Center            1995
Los Angeles, California      University of Southern California             1995
Portland, Maine              (A)                                           1994
Sherman Oaks, California     (B)                                           1979
Whittier, California         Presbyterian Intercommunity Hospital          2000
Williston, Vermont           (C)                                           2002


(A) - This program serves various hospitals in Maine.
(B) - This program serves various hospitals in the Greater Los Angeles area. This facility also serves as the principal processing location for most whole blood products collected as part of our California mobile whole blood collection program.
(C) - This program serves various hospitals in Vermont.

     Recruiting Blood Donors

On average, only about 5% of the United States population donates blood and a much smaller subset of this group is apheresis platelet donors. Recruiting and retaining donors is critical to the success of our blood products operations.

Apheresis platelet donors are recruited from the most dedicated and committed subset of our whole blood donor population. On average such donors donate platelets between four and six times a year, compared to twice a year for whole blood donors. Apheresis platelet donation is a more demanding process than the process for donating whole blood. Donation times are much longer, ranging from 60 to 150 minutes and pre-donation requirements are more rigorous than for whole blood donation. In addition, since apheresis procedures are most efficiently performed in a blood center with large automated collection units that are not easily transportable, most donors must commute to a blood center to donate.

We believe that donor recruitment is the factor that will determine the success of our programs by increasing revenue while decreasing the cost per donation.

We recently expanded our recruitment staff and developed and implemented new donor recruiting initiatives. To ensure the consistency and success of our donor recruitment programs, we developed a national recruitment training program. Our collection staff also plays a key role in recruiting and retaining donors by making the actual donation a friendly and pleasant process. A donor-friendly collection staff is essential to the long-term effectiveness of initial recruiting efforts by securing repeat donations.

Our apheresis platelet donor recruitment programs involve significant one-on-one donor education and telerecruiting programs. Our donor retention programs involve creating a friendly, inviting environment. We provide movies and other entertainment while donating, and donor appreciation events to encourage repeat donations. Prior to 2003, our Sherman Oaks program also paid its platelet donors. In response to a change in California law that prohibited the transfusion of apheresis platelet products obtained from paid donors after January 1, 2003, the Sherman Oaks program began converting its donors to a volunteer program in late 2002. The volunteer donors program offers a incentives consistent with FDA guidelines.

While the Company has developed what we believe are cost effective strategies to recruit blood donors, there can be no assurance that such strategies will in fact result in sufficient donations to meet client hospital needs or to assure profitability. In particular, we compete with major blood centers (such as the ARC) that have significantly greater financial resources and donor name recognition than the Company.

     Quality Control

Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration ("FDA") is the agency principally responsible for regulation of the blood product industry in the U.S. Our entire blood product operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel. Additionally, our operations are licensed, regulated and inspected by various state agencies. We consider our regulatory record and our relationships with the FDA and the various state regulatory agencies to be good.

The American Association of Blood Banks ("AABB") is the blood industry sponsored organization responsible for maintaining and improving science, safety, quality and education relating to blood. We are an AABB institutional member, and our operations are accredited by the AABB.

The Joint Commission for Accreditation of Healthcare Organizations ("JCAHO") is the private sector accreditation organization for hospitals and medical centers. Our hospital based blood product programs and our therapeutic operations meet or exceed JCAHO standards.

Blood Services Operations
-------------------------

     General

Since its inception, we have performed approximately 64,000 therapeutic apheresis procedures in the treatment of more than 27 diseases thereby providing us with a substantial level of experience.

We provide therapeutic apheresis services to many of our blood products customers, and we offer such services on a regional basis in a total of 11 states on the east and west coasts of the U.S. Our major operations are located in Los Angeles, New York and Connecticut.

Therapeutic apheresis is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile units operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutics equipment includes a blood cell separator and the disposables and supplies needed to perform the procedure. Treatments are administered by trained, nurse-specialists acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), under the supervision of a specially trained physician.

Since requests for therapeutic apheresis treatment are often sporadic and unpredictable, most community hospitals cannot afford to equip, staff and maintain an apheresis unit. Our mobile service enables such hospitals to offer therapeutic apheresis services to their patients on an "as needed" basis without incurring the fixed costs associated with providing these services from in-house resources. For larger hospitals with in-house programs, our mobile programs serve as a supplemental provider of therapeutic apheresis services.

Patients referred to us for therapeutic services remain under the care of the referring physician or another trained physician at the client hospital. Our medical directors serve as a backup resource to the treating physician if assistance is desired. Additionally, our medical directors conduct physician training and educational seminars on medical applications of therapeutic apheresis.

Our blood services have consistently generated a satisfactory level of gross profit. However, this level of profitability is dependent on a number of factors, including the occurrence of disease states that are appropriately treated by these services, the perceived benefits of blood therapies compared to alternative courses of treatment and the cost of labor and materials.

Our experience suggests that educational efforts result in increases of therapeutic apheresis applications in medically appropriate circumstances. Our medical directors conduct educational seminars for physicians to inform them of the benefits of therapeutic apheresis relative to other modes of patient treatment. We plan to continue and expand the scope of these educational efforts in the areas in which we have a base of blood services operations.

However, there can be no assurance that we will be able to expand our blood services business or maintain the level or profitability of these operations.

The Company provides therapeutic services using all currently recognized treatment methods: 1) plasma exchange and cell depletion, 2) in-line immunoadsorbant columns, 3) stem cell collection, and 4) photopheresis.

     Plasma Exchange and Cell Depletion

The primary blood services provided by the Company are plasma exchange and cell depletion therapy. These procedures involve removing harmful substances from a patient's blood using automated blood separation equipment. As the patient's blood flows through the cell separator, abnormal or excess proteins or components associated with the disease being treated are selectively removed. The remaining blood components are returned to the patient.

Most treatments involve the removal of two to four liters of abnormal plasma or certain cellular components. Replacement fluids, most commonly albumin, are used to maintain the patient's blood volume. When requested, we also provide albumin for our therapeutic apheresis services.

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

      Other Therapeutic Technologies

Other FDA approved therapeutic apheresis treatments provided by the Company include immunoadsorption column and photopheresis. We also provide peripheral blood stem cell collection services.

Immunoadsorption column therapy is used to modify a patient's immune response. This treatment is approved by the FDA for the treatment of several conditions, including moderate to severe rheumatoid arthritis ("RA"). RA is a potentially crippling autoimmune disease that is estimated to affect approximately 2.5 million people in the U.S.

Approximately 50% of the treated RA patients experience a significant decrease in symptoms and are able to function without further drug treatments for a period of approximately one year. However, the procedure is not widely used to treat RA. Factors that may influence the choice of therapeutic apheresis as a treatment for RA include new drugs that also address severe cases of RA and unclear policies of insurance carriers, including the Medicare program, as to the amount of reimbursement that will be paid to the hospital and physicians for performing the treatment.

Photopheresis is a therapeutic technique in which the patient's lymphocytes (white blood cells) are collected by a blood separation device. The lymphocytes are then exposed to ultraviolet light, in combination with certain medications. After this exposure, the lymphocytes are returned to the patient. The treated cells stimulate the immune system to attack the cells that are causing the disease. Photopheresis is FDA approved for the treatment of Cutaneous T-Cell Lymphoma.

Since 1990, we have been providing peripheral blood stem cell collection services. In this application, stem cells (those cells which mature into all the different cellular components of blood) are collected from a cancer patient using apheresis technology, processed and cryopreserved. The patient then receives a series of intensive chemotherapy treatments followed by reinfusion of the patient's stem cells.

Competition
-----------

     General

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

     Blood Products

In the United States, 50% of blood products are provided by the ARC's national collection network, 40% are provided by approximately 90 other local and regional blood centers and the remainder is collected by the hospitals directly.

The primary competitor for our single donor platelet and whole blood component business is the ARC. To a lesser extent, we also compete with local and regional blood centers and hospital-based blood banks. Nationally, in 2001 the prices for red blood cells increased 35% to 45%.

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

     Blood Services

Competitors of our therapeutic blood services business are primarily regional and community blood banks. Secondarily, larger hospitals may maintain their own in-house apheresis service units. In addition, dialysis companies and local kidney specialists occasionally supplement acute dialysis services with therapeutic apheresis services. Some of the diseases that are treated by therapeutic apheresis can also be treated by other medical therapies.

Sales to Major Customers
------------------------

During 2002, 2001 and 2000, no customer accounted for more than 10% of our total sales.

Marketing
----------

Our marketing programs include a combination of medical education, technical and tradeshow presentations, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians, hospitals and donor groups.

We market our products and services as components of custom-tailored programs developed to meet the needs of specific customers. The BMP is one application of this marketing strategy. The Company uses a depot system for distributing its blood products to BMPs and other large volume customers, which enhances convenience and product availability. The depot system provides the customer with an on-site inventory of blood products stocked by the Company under a standing order.

Human Resources
----------------

As of March 12, 2003, the Company had 318 employees, including 116 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

Suppliers
---------

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposables, supplies, replacement fluids, testing services and blood products. Generally, the Company has not experienced difficulty in obtaining most of its equipment and supplies from its sources. However, if there were material changes in the sources of its supplies, the Company's operations could be adversely affected. In particular, in the event of a war or other international conflict, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company competes with the ARC and other blood banks in recruiting its volunteer donors. Prior to the January 1, 2003 expiration of the California exemption permitting transfusion of apheresis platelets from paid donors, the Company paid its Sherman Oaks apheresis platelet program donors. As of January 1, 2003, this program was converted to a 100% volunteer program. The ability to pay apheresis platelet donors was an important factor in assuring our ability to attract and retain donors for the Sherman Oaks program. There is no assurance the Company will secure and retain sufficient apheresis platelet donors on a voluntary basis. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified donors.

Albumin is the most commonly used replacement fluid in therapeutic apheresis procedures. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. As a result of the shortage, the price of albumin to HemaCare more than doubled. Subsequent to 1998, the supply of albumin increased and prices declined. However, in the event of a war the supply of albumin could be limited and the price would be expected to increase.

Government Regulation and Blood Safety
--------------------------------------

      Blood Products Operations

Safety is of paramount concern when dealing with blood products. We have developed extensive procedures and internal quality control programs to assure that blood products collected and distributed are safe and of the highest quality.

All hospitals and blood centers that collect blood and distribute blood for transfusion are subject to extensive regulation by the FDA and various state licensing authorities. The FDA regulations are comprehensive and complex and extend to virtually all aspects of the industry operations, including: recruiting and screening blood donors; processing, testing, labeling, storing and shipping blood products; recordkeeping; and communications with hospitals customers and donors. In addition, FDA regulations also extend to the manufacturers of all critical supplies and equipment used in blood center operations.

An FDA license allows the license holder to sell licensed products across state lines. Such licensure is extended to a qualifying organization; each blood product produced by that organization and every variation of such product requires separate licensure.

We hold FDA licenses for our operations in Sherman Oaks, California and Portland, Maine. In addition, our USC BMP program is operated under our establishment licensure. Our other blood management programs are operated under the various hospitals' FDA registrations.

Irrespective of licensed or registered status, the FDA conducts regular inspections of all facilities collecting blood. The FDA has inspected most of our operations within the last 12 months. In addition to FDA regulations, various states have regulatory agencies that govern blood product operations. In California, state representatives inspect our operations for compliance at least annually.

The American Association of Blood Banks ("AABB") is the private-sector, industry-sponsored organization charged with maintaining and improving science, safety, quality and education relating to blood. The AABB also maintains a voluntary accreditation program requiring organizations to maintain internal quality plans and procedures to assure blood safety to undergo periodic inspections for compliance. We are an AABB institutional member and our operations are accredited by the AABB.

We consider our regulatory compliance record with the FDA, the various states and the AABB to be good.

     Other Matters

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

Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 2% of the Company's total revenues in each of the three years ended December 31, 2002. There are no agreements between Dr. Levy and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to Dr. Levy's patients.

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

Professional and Product Liability Insurance
--------------------------------------------

The nature of the Company's business is such that it may be subject to substantial liabilities for personal injury. We maintain medical professional liability insurance in the amount of $2,000,000 for a single occurrence and $5,000,000 in the aggregate per year in California, and $1,000,000 for a single occurrence and $3,000,000 in the aggregate per year in other states. There can be no assurance that potential insurance claims will not exceed present coverage or that additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Risk Factors Affecting the Company
----------------------------------

Operating Risk

Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis paltelet products obtained from paid donors were exempted from this law by a series of state statutes, the latest of which expired on January 1, 2003. Consequently, we are no longer able to offer cash compensation to our apheresis platelet donors. In 2002, the Sherman Oaks paid donor program provided revenue of $5.4 million, or 19% of total revenue, and gross profits of $1.4 million. The Company converted its paid program to a 100% volunteer program as of January 1, 2003. The ultimate success of this conversion cannot be determined. In the event the Company is unable to maintain a substantial donor base, it will close this program and may terminate some other blood product activities in Southern California whose profitability depends on sharing overhead with the paid donor program. The loss of this program will have a material adverse financial affect on the Company. Early indications, based on the results in January and February 2003, are that the program is operating at approximately 75% of 2002 collection volume.

Nationally, in 2001 the prices for red blood cells increased 35% to 45%.
As a result of the price increases, combined with chronic product shortages in many parts of the U.S., we significantly expanded our programs for collection of whole blood. We added one new BMP in 2001 and four new BMPs in 2002. Our expansion efforts have resulted in new clients and additional blood product revenues. However, to date, our costs relating to blood products operations have increased in amounts greater than our revenues resulting in a decline in profitability in 2002. During 2002, these new programs generated revenue of $1.1 million and losses of $862,000.

Management may not be successful in executing its operating plan. Although platelet product activities hae been historically profitable, whole blood collections have not. Successful results of both programs are dependent upon management's ability to effectively recruit donors and control operating costs.


Market Prices for Blood Do Not Necessarily Reflect Costs

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


Declining Blood Donations

Our buisness depends on the availability of donated blood. Only a small percentage of the population donates blood, and the rate continues to decline. In addition, new regulations intended to reduce the risk of introducing infectious diseases in the blood supply have eliminated some groups of potential donors. If the level of donor participation in our blood product programs declines, we will not be able to achieve profitability or reduce costs sufficiently to maintain profitability in our mature blood products programs. While the Company has developed strategies to recruit volunteer donors, there can be no assurance that these strategies will result in sufficient blood collections to meet hospital needs or to assure profitability.

We Face Increasing Costs

The costs of collecting, processing and testing blood have risen significantly in recent years and will likely continue to rise. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors. New testing protocols have required us to outsource some of our testing. Competition, and in some cases multi-year contractual arrangements, may limit our ability to pass these increased costs on to customers. In this circumstance, the increased costs could reduce our profitability and could have a material adverse effect on our business and results of operations.


Increasing Reliance on Outside Laboratories

We maintain laboratories that are licensed and accredited to test blood products for purity, potency and quality. Recently, we have turned to outside laboratories for nucleic acid testing. As other new testing and processing technologies are introduced, we may have to increase our reliance on outside laboratories. In using outside laboratories we will have less control over testing quality. In addition, because laboratory facilities competent in these new technologies are scarce, the loss of an outside laboratory because of competition for capacity would have a material adverse effect on our business.

Our Targeted Donor Base Involves Higher Collection Costs

Part of our recruitment strategy involves conducting blood drives for organizations that provide a relatively small number of donors. Blood drives directed at a smaller donor sites lack the efficiencies associated with larger blood drives. As a result, our collection costs might be higher than our competition and may affect our profitability and growth plans.


Access to Insurance

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


Universal Leukoreduction

In January 2001, the Department of Health and Human Services Advisory Committee on Blood Safety and Availability ("BSAC") recommended that universal pre-storage leukoreduction be implemented as soon as feasible. The leukoreduction process removes the white blood cells or leukocytes from blood and platelets before they are transfused. BSAC's recommendation was conditioned on an implementation process that does not diminish blood supplies and also that HHS establishes adequate funding for the effort. It is possible that the FDA will mandate that all blood products distributed be leukoreduced.

Historically, only portions of blood component transfusions were leukoreduced and the process was often performed in the hospital setting immediately prior to transfusion rather than pre-storage (at the time of collection or processing). While we have provided only leukoreduced apheresis platelet products for several years, our whole blood component products are not routinely leukoreduced. The adoption of a universal leukoreduced policy for all blood products would raise our costs to manufacturing whole blood products. Competition may limit our ability to pass these increased costs on to customers. In this circumstance, the increased costs could reduce our profitability and could have a material adverse effect on our business and results of operations.

We May Be Unable to Meet Future Capital Needs

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next twelve months. However, the Company incurred a $591,000 loss in 2002, which reduced available cash. The Company may need to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that we will be able to obtain sufficient capital to finance future expansion.

Not-For-Profit Status Gives Advantages to Our Competitors

We believe we are the only significant blood supplier in the U.S. that is operated for profit and investor owned. Our competitors are nonprofit organizations, which are exempt from federal and state taxes, have substantial community support and have access to tax-exempt financing. We may not be able to continue to compete successfully with nonprofit organizations and our business and results of operations will suffer material adverse harm.

Reimbursement Rates Have Not Kept Pace with Cost Increases

The reimbursement rates for blood products provided to Medicaid and Medicare patients were based on market prices prevailing several years ago. Market prices have increased substantially since that time, but the reimbursement rates have not. At present, the Company's prices are less than the reimbursement rates in its established markets and as a result the Company's products are profitable. But costs may continue to increase in the future, and there can be no assurance that reimbursement rates will increase at that time. If they do not, our profits could be reduced or eliminated.


HemaCare's Business May Face Interruption Due to Terrorism and Increased Security Measures In Response to Terrorism

HemaCare's business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors.
The 2001 response to terrorist activities slowed or stopped transportation, mail, financial and other services for a period of time. Further delays or stoppages in transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on HemaCare's business, results of operations and financial condition. Furthermore, HemaCare may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

We Could Lose our Lines of Credit

In December 2002, we replaced our then existing lines of credit with a new $2.0 million working capital line of credit that requires HemaCare to maintain certain financial covenants including profitability coverage. The Company was in compliance with these covenants at December 31, 2002, but maintaining compliance is dependent on achieving the required profitability coverage. In 2002, the Company lost $591,000. Continued losses would violate the terms of the new credit line. From time to time, the Company has failed to comply with the covenants in its bank credit agreements, and has had to seek waivers from its lenders. While in the past lenders have granted these waivers when needed, we are not assured that they will continue to grant them in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under our credit facilities and severely reduce our liquidity and available cash resources.

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


Future Technological Developments Could Jeopardize Our Business

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop synthetic substitutes for human blood products. Because our business consists of collecting, processing and distributing human blood and blood products, the introduction and acceptance in the market of synthetic blood substitutes would cause material adverse harm to our business.

Our Operations Depend on Obtaining the Services of Qualified Medical
Professionals

We are highly dependent upon obtaining the services of qualified medical professionals. In particular, our collection operations depend on the services of registered nurses. Nationwide, the demand for registered nurses exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict. If we were unable to attract and retain a staff of qualified medical professionals, our operations would be adversely affected.

We Operate in a Heavily Regulated Industry

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

The Company devotes substantial resources to complying with laws and regulations and believes it is currently in compliance. However, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that we have not complied with significant existing regulations, which could materially harm our business. Moreover, healthcare reform is continually under consideration by regulators, and we do not know how laws and regulations will change in the future. Some of these changes could require costly compliance efforts or expensive outsourcing of functions we currently handle internally could make some of the Company's operations prohibitively expensive or impossible to continue.

See "Government Regulation and Blood Safety."

Product Safety and Product Liability

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

Environmental Risks

HemaCare's operations involve the controlled use of bio-hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company and its insurance coverage. The Company may incur substantial costs to maintain compliance with environmental regulations as it develops and expands its business.


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

Future Sales of Equity Securities Could Dilute the Company's Common Stock

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

Additional information
-----------------------

The Company makes available free of charge through its website www.hemacare.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the Securities and Exchange Commission.


ITEM 2   PROPERTIES

In January 2003, the Company reduced the square footage of its Sherman Oaks, California facility from 12,000 square feet to approximately 6,300 square feet. The Company operates a platelet apheresis center, a blood bank laboratory, a manufacturing facility for whole blood components and a distribution center. The Company is currently leasing the space on a month-to-month basis at a monthly rental of approximately $11,000 while the lease terms are being negotiated.

In December 2001, the Company relocated its corporate offices and part of its distribution center to an 11,250 square foot facility in Woodland Hills, California. The rent is fixed at $15,500 per month and the lease on this space expires October 31, 2006, and has one five-year option to extend at the then current market price.

The Maine Blood Center occupies a 3,600 square foot donor center in Scarborough, Maine. The lease expires October 31, 2004.

In addition, the Company occupies a 1,278 square foot office space in Yonkers, New York which expires August 31, 2006, a 2,500 square foot office space in Bangor, Maine which expires December 31, 2006, a 2,600 square foot office space in Williston, Vermont, which expires August 11, 2007, and a 3,990 square foot office space in Durham, North Carolina, which expires in June 30, 2007.

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

ITEM 3  LEGAL PROCEEDINGS

In December 2000, HemaCare filed with the United States District Court in the Central District of California an antitrust and unfair competition complaint to recover damages and secure injunctive relief against the ARC in connection with ARC pricing practices in Southern California and other areas of the nation where we operate.

Our lawsuit alleged that the ARC, as part of a publicly announced strategy to increase its market share in the U.S. blood industry, has employed below cost and bundled product pricing to eliminate competition.

During 2001, our lawsuit was separated into two separate lawsuits. One lawsuit alleged that the ARC was engaged in selling apheresis platelets in Southern California at prices that were less than cost in an effort to prevent us from expanding our market share and reducing our profit margins ("The HemaCare lawsuit"). The other lawsuit contended that the ARC engaged in anti-competitive practices in New England and in the Carolinas ("The Coral lawsuit"). This action was transferred to the United States District Court for the District of Massachusetts, Western Division. During the second quarter of 2002, the HemaCare lawsuit was settled and on November 14, 2002, the Coral lawsuit was also settled.

The Company is also party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market for Common Stock
-----------------------

Effective November 2, 1998, the Company's Common Stock became quoted on the OTC Bulletin Board under the symbol HEMA. Prior to that date, the Company's Common Stock was listed on the Nasdaq Small Cap Market ("Nasdaq") under the same symbol.

The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by the OTC Bulletin Board, for the periods indicated. These prices reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau.

                               2002           2001
                           -----------    ------------
Quarter ended              High    Low    High     Low
----------------------    -----   -----   -----   -----
March 31                  $1.65   $0.95   $1.44   $0.88
June 30                   $1.38   $0.97   $2.69   $1.21
September 30              $0.96   $0.45   $2.65   $1.50
December 31               $0.60   $0.27   $1.90   $1.25

On March 21, 2003, the last reported sales price for the Company's Common Stock was $0.60. Shareholders are urged to obtain current market quotations for the Company's Common Stock.

The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, the Company's line of credit prohibits the payment of dividends. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, line of credit requirements and other factors deemed relevant by the Board of Directors.

Former Chief Executive Officer Alan Darlington separated from the Company on September 28, 2002. Pursuant to the terms of his employment contract, he previously received an option to purchase up to 250,000 shares of the Company's Common Stock at a price of $0.41 per share. On March 23, 2001, Mr. Darlington was granted stock options to purchase 100,000 shares of the Company's Common Stock at the market price on the date of grant ($1.20), subject to certain vesting requirements. All of the 250,000 stock options issued pursuant to Mr. Darlington's employment agreement and 20,000 stock options from the March 23, 2001 option grant were vested as of his separation date. In partial consideration for canceling these options, Mr. Darlington received 250,000 warrants to purchase shares of the Company's Common Stock at $0.60 per share. Additionally, Mr. Darlington received 20,000 warrants to purchase shares of the Company's Common Stock at $1.20 per share. All such warrants have four-year lives. As additional consideration for the warrants, and based upon a Black-Scholes option valuation, Mr. Darlington's severance was reduced by $20,000.


On March 24, 2003, the approximate number of shareholders of record was 300 (excluding individual participants in nominee security position listings).


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein.


                                                     Years Ended December 31,
                                               (In Thousands, except Per Share Data)
                                         2002       2001        2000       1999       1998
                                       -------    -------     --------    -------    -------
Revenues                               $27,817    $25,199     $21,512     $19,021    $13,124
Gross profit                             3,745      4,409       4,850       4,026      3,122
Income (loss) from operations             (329)       491       1,358       1,085        768
Write off of impaired goodwill            (362)          -           -           -          -
Provision (benefit) for income
  taxes                                   (151)       190      (2,901)         28         23
Net income (loss)                      $  (591)    $  323     $ 4,350     $ 1,057    $   745

Basic per Share Amounts:
------------------------
Income (loss) from operations          $ (0.04)   $  0.07     $  0.18     $  0.15    $  0.11
Net income (loss)                      $ (0.08)   $  0.04     $  0.57     $  0.14    $  0.10

Diluted Per Share Amounts:
--------------------------
Income (loss) from operations          $ (0.04)   $  0.06     $  0.16     $  0.13    $  0.11

Net income (loss)                      $ (0.08)   $  0.04     $  0.50     $  0.13    $  0.10

Total assets                           $13,455    $13,082     $11,477     $ 7,574    $ 7,662
Long-term debt and capital
 lease obligations, net of
 current portion                       $ 1,353    $   802     $    46     $   541    $ 1,118
Shareholders' equity                   $ 8,087    $ 8,427     $ 8,203     $ 4,440    $ 3,291


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

Our business segments include Blood Products and Blood Services.

Our Blood Products segment supplies hospitals with a portion of their blood product needs. We perform blood collection on behalf of our hospital clients. We also provide our hospital clients with apheresis platelets and specialty blood components purchased from other blood centers, and donor testing services.

Blood Services include therapeutic apheresis procedures, stem cell collection and other blood treatments provided to patients, generally in a hospital setting.

As part of our marketing strategy, we have entered into blood management programs ("BMPs") with many of our hospital customers. Under a BMP arrangement, a hospital, or a group of hospitals, contracts with us to provide management services which may include operation of a donor center, mobile blood drives and blood services. A BMP provides our hospital customers with a safe and reliable source of blood products and services at a reasonable cost, as well as assistance in achieving their financial, regulatory compliance and patient service goals related to blood products and services.

All comparisons within the following discussions are to the previous year.

Results of Operations
---------------------
Year ended December 31, 2002 compared to the Year ended December 31, 2001

Overview
--------
Revenues for 2002 were $27,817,000, compared to $25,199,000 in 2001.  The increase of $2,618,000 (10%) was due to the expansion of our Blood Products segment, including four new BMPs and expansion of our California mobile operations. This increase was partially offset by the closure of one BMP in August 2001 and by a decline in the overall demand for Blood Services in 2002.

Gross profit was $3,745,000 (13% of revenues) during 2002, compared to $4,409,000 (17% of revenues) in 2001. The decline was primarily due to start-up losses incurred by our new BMPs and lower overall margins in our whole blood collection programs.

In 2002, we incurred a net loss of $591,000 or $0.08 per share basic and diluted compared to net income of $323,000 or $0.04 per share basic and diluted in 2001. The loss in 2002 included severance to the former CEO ($247,000), write-off of goodwill ($362,000), litigation expense with the American Red Cross ("ARC") ($285,000) and start-up losses at our new BMPs ($862,000).

Revenues and Gross Profits
--------------------------

      Blood Products

In mid-2001, the ARC announced a significant increase in its whole blood prices. Many hospitals concerned about rising costs and product availability began looking for alternative blood vendors. We responded to this opportunity by significantly increasing our BMPs and Southern California mobile whole blood collection capacity. We also opened one new BMP in 2001 and four BMPs in 2002.

As a result of the increase in the prices of whole blood derived products, we substantially increased our revenue per whole blood collection during 2002. This was especially apparent in our California mobile whole blood program.

Our revenues, gross profit and collection volumes are summarized in the following table.

                                                             ($ in Thousands)
                               Mature BMPs (1)     California Mobiles     New BMPs           Total
                             -----------------   ------------------   --------------  ------------------
                               2002      2001       2002      2001      2002   2001    2002      2001
                             --------  --------   --------  -------   ------- ------  --------  --------
Revenue....................  $ 12,502  $ 14,295   $  5,842  $ 2,045   $1,100  $  126  $ 19,444  $ 16,466
Gross Profit...............  $  1,710  $  1,721   $    149  $    16   $ (862) $ (250) $    997  $  1,487
Gross Profit Margin........        14%       12%         3%      1%     (78%)  (198%)        5%        9%
Collections (2)
  Single Donor Platelets..     22,000    23,200          -        -      900     100    22,900    23,300
  Whole Blood.............     12,400    14,500     31,900   11,900    4,200     800    48,500    27,200

------------------

1. Mature BMPs are those that have been open for at least 18 months at year end.
2. Excludes combined, collected and purchased products at our St. Vincent's BMP, which was terminated August 2001.

     Mature BMPs

Revenue from our mature BMPs (those open for more than 18 months) decreased $1,793,000 (13%) in 2002. The decrease was primarily due to the termination of the St. Vincent's BMP in August 2001. This program provided revenue of $1,312,000 in 2001. Additionally, we collected fewer platelets from our Sherman Oaks paid platelet program, and our donor center agreement at Long Beach Memorial Medical Center was terminated in August 2002. These decreases were partially offset by increased red cell prices in 2002.

Gross profit margins of our mature programs increased to 14% in 2002, compared to 12% in 2001. The termination of the St. Vincent's BMP improved our margins as this program operated at a loss during 2001. Our Sherman Oaks platelet operations benefited from improved platelet collection technology that increased the number of saleable products we obtained from each donation, reducing the cost of each product. However, this improvement in yield was not sufficient to offset the decreased number of donors resulting in a decrease in the overall number of products. In 2002, we increased our red cell prices for existing and new contracts. Excluding the short term spike in donations in the aftermath of September 11, 2001, our whole blood collections increased in 2002. Donations in some locations, however, were not sufficient to fully utilize minimum staffing requirements. The underutilized labor capacity increased the cost and decreased the gross profit margin on our whole blood products. We ceased operating the Long Beach Memorial Medical Center donor center on August 1, 2002. This program provided revenue of $282,000 and gross profit of $47,000 in 2002. We will continue to collect whole blood for this hospital as part of our California mobile program. Effective January 15, 2003, we ceased operating the University of California, Irvine Medical Center donor center. This program provided $500,000 in revenue and $49,000 in gross profits during 2002.

Effective January 1, 2003, we are no longer able to offer cash compensation to our Sherman Oaks platelet donors. In 2002, the Sherman Oaks paid donor program provided revenue of $5.4 million and $1,427,000 of gross profits.
The Company is in the process of converting its paid donors into volunteer donors. However, the ultimate success of this conversion cannot be determined. In the event the Company is unable to successfully convert a sufficient number of its paid donors to volunteer donors, it may be required to close this program. Since other Blood Product programs in Southern California utilize the same staff and resources, the Company may need to terminate these programs as well. The loss of this program would have a material adverse financial effect on the Company. Early indications, based on the results in January and February of 2003, are that the program is operating at approximately 75% of the 2002 collection volume.

     California Mobiles

Revenues from the California mobile operations increased $3,797,000 (186%) in 2002. This growth was due to a higher volume of collections resulting from the expansion of the program in 2002, as well as from higher red blood cell prices in 2002. Our average revenue per red blood cell increased from $143 at the end of 2001 to $185 at the end of 2002. We believe the market price of a red cell in Southern California exceeds our current pricing. Due to existing contractual obligations, we have not raised red cell prices to market levels. We continue to work toward bringing our average red cell prices in line with current market prices in Southern California. Our gross profit on California Mobile operations was $149,000 (3% of revenue) in 2002, compared to a gross profit of $16,000 (1% of revenue) in 2001.
As a result of the mid-year price increases this program became profitable during the second half of 2002. This program's labor efficiency continues to be less than optimal, reducing our gross profit margin.

     New BMPs (open less than 18 months)

We operate new BMPs in: Chicago, Illinois; Bangor, Maine; Williston, Vermont; Albany, New York; and Durham, North Carolina. Together, these programs generated revenue of $1,100,000 and losses of $862,000 during 2002. The Chicago program began collections in June 2001. The program in Bangor began operations in the second quarter of 2002, the programs in Durham and Williston began operations in the third quarter of 2002, and the Albany program began operations in the fourth quarter of 2002. Losses in these programs reflect the lack of a timely development of a sizable donor base.
We are committed to making these programs profitable through a higher level of donations resulting from our new recruiting initiatives that include a national recruitment training program and expanding our recruitment staff in selected markets. Until these programs are profitable, we do not intend to open programs in new markets. If these programs fail to achieve profitability within budgeted time frames, they will not be continued.

Blood Services
--------------

Revenues from Blood Services were $8,373,000 in 2002, compared to $8,733,000 in 2001, a decrease of $360,000 (4%). We experienced a decrease in demand for services in California, partially offset by an increase in demand in our east coast service areas. We provided 7,140 therapeutic apheresis procedures in 2002 compared to 7,520 in 2001 and our revenue per procedure was basically unchanged. Our gross profit was $2,748,000 (33% of revenue) in 2002 compared to $2,922,000 (33% of revenue) in 2001. We continue to operate a physician education program that began in California and we are in the process of expanding that program to other targeted geographic markets.

General and Administrative Expenses
------------------------------------

General and administrative expenses increased to $4,074,000 in 2002, compared to $3,918,000 in 2001, an increase of $156,000 (4%). The increase reflects contractual severance to the former Chief Executive Officer ($247,000) and increased expenses related to the ARC litigation ($285,000 in 2002 compared to $110,000 in 2001). These increases were partially offset by the reduction of salary and other related expenses of our former President of West Coast Products who resigned during the third quarter of 2001 and was not replaced. In 2002, general and administrative expenses decreased to 15% of revenue from 16% in 2001.

Goodwill Impairment Charge
--------------------------

During the third quarter of 2002, continued declines in the Company's stock price indicated that the goodwill associated with the acquisition of Coral Blood Services in 1998 may be impaired. Management completed an interim test for impairment during the third quarter and concluded that the existing goodwill was impaired. The Company recorded an adjustment to write-off all of the remaining goodwill in the amount of $362,000 during the third quarter.

Year ended December 31, 2001 compared to the Year ended December 31, 2000

Overview
---------
Revenues for 2001 were $25,199,000 compared to $21,512,000 in 2000.  The increase of $3,687,000 (17%) reflects the expansion of our Blood Products operations and an increase in the number of Blood Service procedures, partially offset by the termination of one BMP in August 2001.

Gross profit as a percentage of revenue was 17% ($4,409,000) during 2001, compared to 23% ($4,850,000) in 2000. The decrease reflects lower levels of profitability in our Blood Products segment resulting from our investments to expand the areas served and the range of the products we offer.
Additionally, we incurred certain costs associated with expanding the scope of our programs to collect larger volumes of whole blood products for both existing and new customers (including an expanded regulatory affairs and quality control function, expanded blood donor recruiting capabilities and
expanded laboratory and distribution capabilities).   Our platelet operations
experienced a decline in profitability resulting from new regulatory requirements that reduced the number of saleable products obtained per donor.

The gross profit of our Blood Services segment increased as a result of higher procedure volumes. Gross profit margins in this segment were comparable between years.

In 2001, our net income was $323,000, or $0.04 per share basic and diluted, compared to net income of $4,350,000 or $0.57 per share basic and $0.50 per share diluted. Net income in 2001 included the recognition of $2.9 million in deferred tax assets relating to the recognition of our net operating losses. Pre-tax income in 2001 was $513,000 compared to $1,449,000 in 2000. The decrease in pre-tax income was primarily due to regulatory changes that reduced our profitability in our platelet collection programs, losses from the opening of one new BMP, litigation with the ARC and expanded general and administrative expenses.

Revenue and Gross Profits
-------------------------

     Blood Products

In mid-2001, the ARC announced a significant increase in its red blood cell prices. Many hospitals concerned about rising costs and product availability began looking for alternative blood vendors. We responded to this opportunity by significantly increasing our BMPs and mobile Southern California capacity.

Our revenues, gross profits and collection volumes are summarized in the following table.

                                                             ($ in Thousands)
                               Mature BMPs (1)     California Mobiles     New BMPs           Total
                             -----------------   ------------------   --------------  ------------------
                               2001      2000       2001      2000      2001   2000    2001      2000
                             --------  --------   --------  -------   ------- ------  --------  --------
Revenue....................  $ 14,295  $ 14,019   $  2,045  $     -   $  126  $    -  $ 16,466  $ 14,019
Gross Profit...............  $  1,721  $  2,323   $     16  $     -   $ (250) $    -  $  1,487  $  2,323
Gross Profit Margin........        12%       17%         1%             (198%)               9%       17%

Collections (2)
  Single Donor Platelets..     23,200    21,500          -        -      100       -    23,300    21,500
  Whole Blood.............     14,500    14,100     11,900        -      800       -    27,200    14,100

-------------
1. Mature BMPs are those that have been open for at least 18 months at year end.
2. Excludes combined, collected and purchased products at our St. Vincent's BMP, which was terminated in August 2001.


     Mature BMPs

Revenue from our mature programs increased $276,000 (2%) in 2001. The increase was due to the higher level of single donor platelet collections at our Sherman Oaks facility and higher donor testing revenue, partially offset by lower sales of purchased components.

A major BMP arrangement was terminated on August 31, 2001. This agreement was a multi-year fixed price agreement that required the Company to either purchase or collect all of the hospital's requirements for blood products. This BMP generated a loss of $57,000 on revenue of $1,312,000 during 2001. The loss of this customer did not materially impact our operations.

Gross profit margins of our mature programs decreased to 12% in 2001, compared to 17% in 2000. The decrease was primarily due to lower profit margins on our apheresis platelet products, which were negatively affected by a regulatory change that reduced the number of saleable products obtained per donor. We also incurred higher recruitment and inventory costs. During the fourth quarter of 2001, we acquired new laboratory technology designed to improve the average product yield per platelet collection.

     California Mobiles

Our California mobile program was initiated in 2001 and expanded rapidly during the third and fourth quarter in response to the demand for red cells resulting from national price increases. We hired and trained additional donor recruiters and collection personnel and expanded our laboratory capabilities. We also invested in new capital assets including mobile collection vehicles and laboratory equipment. Our mobile operations in Southern California were only marginally profitable in 2001. This is partially due to pricing that did not reflect current prices and the costs associated with expanding our collection capabilities.

     New BMPs

In June 2001, we opened a new BMP at Children's Memorial Hospital in Chicago, Illinois. The program incurred pre-opening costs and losses during its initial months of operation as donations were less than expected.

We had no new BMP programs in 2000.

Blood Services
--------------

Revenues for 2001 were $8,733,000, compared to $7,493,000 in 2000. The increase of $1,240,000 (17%) reflects a higher demand for therapeutic services. During 2000, we began an expanded physician education program designed to familiarize physicians with the benefits of therapeutic apheresis. We believe these efforts resulted in increased procedure volumes. Additionally, during 2001 there was an increase in the disease states where therapeutic apheresis is applicable. During 2001, we provided approximately 7,300 therapeutic apheresis procedures compared to approximately 5,900 therapeutic apheresis procedures in 2000.

Gross profit as a percentage of revenue was 33% ($2,922,000) in 2001, compared to 34% in 2000 ($2,527,000). Gross profit margin was negatively impacted by higher recruitment and training costs associated with hiring additional registered nurses to perform the additional procedures. These expenses were partially offset by increased operating efficiencies associated with higher procedure volumes.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $3,918,000 in 2001, compared to $3,492,000 in 2000 an increase of $426,000 (12%). The increase is primarily the result of expenditures associated with increased legal fees related to the ARC litigation, increased marketing expenses and expanded staff to support our growing operations. General and administrative expenses as a percentage of revenue were 16% in both years.

Provision for Income Taxes
--------------------------

Prior to 1997, we incurred operating losses that we used to offset current income for financial reporting and tax purposes. Accordingly, we recognized minimal tax expense in recent years. Prior to December 31, 2000, we accounted for these accumulated losses by determining their future benefit, but did not recognize this benefit as an asset since our ability to use these losses in future periods was uncertain. During the fourth quarter of 2000, we determined that it was more likely than not that we will be able to utilize almost all of the tax benefits associated with these net-operating losses. Accordingly, we recorded a deferred tax asset for the expected future tax benefit. The amount of the tax benefit as of December 31, 2000 was $3,093,000. Results for 2001 reflect normal tax expense for financial reporting purposes. The normalized tax expenses will reduce the deferred tax assets. We will continue to use our net operating losses to offset future taxable income and minimize the amount of taxes we pay to the federal and state agencies. This adjustment does not impact our current or future cash flows.

Fourth Quarter Adjustment
-------------------------

During 2001, we acquired and began installation of a blood bank computer system. We have capitalized the cost of the hardware and software associated with the system. During the third quarter of 2001, we expensed the costs of our internal labor and related benefits associated with the validation and implementation of this system. After review, we determined that the appropriate accounting treatment for these costs should be capitalization as part of the cost of the computer system. Therefore, during the fourth quarter of 2001, we capitalized $132,000 of labor costs associated with the validation and installation of this system of which $58,000 relates to the third quarter of 2001.


Quarterly Financial Data

The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2002. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                               UNAUDITED
                 (In Thousands, Except Per Share Data)

                                      2002                                     2001
                                  Quarter Ended                           Quarter Ended
                      -------------------------------------    -------------------------------------
                       Mar 31    Jun 30    Sep 30    Dec 31     Mar 31   Jun 30    Sep 30    Dec 31
                      --------  --------  --------  --------   --------  --------  -------  --------
Revenues............. $ 6,321   $ 6,940   $ 7,181   $ 7,375    $ 6,057   $ 6,238   $ 6,440  $ 6,464
Gross Profit.........     910       987     1,022       826      1,192     1,211     1,145      861
Income (loss) before
 income taxes........    (219)      (31)     (527)*      35        347       244         7      (85)
Income tax provision
 (benefit)...........     (81)      (12)      (65)        7        128        91         2      (31)
                      --------  --------  --------- --------   --------  --------  --------  --------
Net income(loss)..... $  (138)  $   (19)  $  (462)  $    28    $   219   $   153   $     5   $  (54)

Earnings (loss) per
  share
  Basic.............. $ (0.02)  $     -   $ (0.06)  $     -    $  0.03    $ 0.02   $     -   $ (0.01)
  Diluted............ $ (0.02)  $     -   $ (0.06)  $     -    $  0.03    $ 0.02   $     -   $ (0.01)


* Pre tax income in the third quarter of 2002 includes $247,000 in severance to the former Chief Executive Officer and $362,000 write-off of goodwill.

Critical Accounting Policies and Estimates
-------------------------------------------

General: The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates were used to evaluate the adequacy of the allowance for doubtful accounts, the reserve for discontinued operations and the realization of deferred tax assets.

Allowance for Doubtful Accounts: We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

Income Taxes: As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These dif-ferences result in deferred tax assets and liabilities, which are included in our Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statements of Operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized. If management ever determined that its deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Goodwill: During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company discontinued amortizing goodwill that was recorded as part of the Coral Blood Services, Inc. transaction in 1998. During 2002, the Company determined that the goodwill was impaired and recorded an adjustment to write off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets. During 2001 and prior, goodwill was amortized on a straight-line basis over ten years. Goodwill amortization was $53,000 for each of the two years ended December 31, 2001 and 2000.

Liquidity and Capital Resources
--------------------------------

At December 31, 2002, we had cash and cash equivalents and marketable securities of $1,048,000 and working capital of $3,474,000.

The Company has a working capital line of credit with a bank. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.75% as of December 31, 2002). As of December 31, 2002, the Company's net borrowings on this line of credit were $750,000. This line of credit matures in June 2004, and is included in notes payable, net of current portion on the balance sheet. As of December 31, 2002, the unused portion of the Company's line of credit was $1.25 million.

In addition, the Company has various notes payable with the same bank. At December 31, 2002, the total amount outstanding under these notes is $451,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%.

These loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of December 31, 2002, we were in compliance with these covenants.

Additionally, the Company has another note payable with a finance company. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets.


The following table summarizes our contractual obligations by year (in thousands).

                                     Payments due by year
                       ---------------------------------------------------
                        Total     2003      2004    2005     2006     2007
                       -------   -------   ------  ------   ------   ------
Operating leases....   $ 1,979   $   515   $  504  $  445   $  402   $  113
Capitalized leases..       389       115      101      90       83        -
Long term debt......       569       207      207     152        3        -
                       -------   -------   ------  ------   ------   ------
Totals..............   $ 2,937   $   837   $  812  $  687   $  488   $  113
                       =======   =======   ======  ======   ======   ======

We are also committed to purchase approximately $10 million of blood collection kits at established prices through 2006.

During 2002, net cash provided by operations was $714,000. This compares to cash used in operations of $93,000 in 2001 and cash provided by operations of $1,431,000 in 2000.

During 2002, we reduced the level of our accounts receivable balances, despite a 10% growth in our revenue, thereby increasing our cash flow from operations. Beginning in late 2001, we increased the frequency of our customer contacts and tightened our credit policies. Consequently, the number of days sales outstanding was reduced to 62 days as of December 31, 2002 from 77 days at December 31, 2001. Net cash from operations also reflects the adjustment of our 2002 loss to reflect a $362,000 non-cash goodwill impairment charge.

Cash used in investing activities was $1,193,000 in 2002, $778,000 in 2001 and $346,000 in 2000. The cash used in investing activities was primarily for the acquisition of plant and equipment. During 2002, we made a significant investment in capital assets. These additions included mobile blood collection vehicles, a new blood banking computer system that became operational in 2002, and laboratory equipment and leasehold improvements for our new BMPs. Many of these additions were financed through our equipment line of credit and equipment leases.

Cash provided by financing activities in 2002 was $502,000 and $534,000 in 2001. Cash used in financing activities was $1,213,000 in 2000. The cash provided in 2002 was primarily net borrowings of $575,000 on our lines of credit discussed above and $132,000 of new notes payable partially offset by payments on our notes payable and capitalized leases.

Our new BMPs will require capital to finance operating losses until they achieve profitability or are discontinued. If programs are discontinued, the Company will incur severance and other expenses. The amounts of such capital needs may exceed our existing sources of capital (operating cash flow and unused borrowing facilities) and require us to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all.

Our primary sources of liquidity include our cash on hand, availability on our line of credit and cash generated from operations. Our liquidity is dependent, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect our liquidity.

In 2002, the Company lost $591,000. Continued losses would violate the terms of then new credit line. From time-to-time, the Company has failed to comply with the convenants in its bank credit agreements, and has had to seek waivers from its lenders. While in the past, lenders have granted these waivers when needed, we are not assured that they will continue to grant them in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under our credit facilities and severely reduce our liquidity and available cash resources.

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including our Sherman Oaks center's paid donors, have been exempted from this law by a series of state statutes. Effective January 1, 2003, this exemption expired. We are in the process of converting our paid donors to a volunteer program, but it is too early to determine the success of this program. Revenue from paid platelet donors was $5.4 million and gross profit from these operations was $1,427,000 in 2002. If we are not successful in converting a sufficient numbed of paid platelet donors to a volunteer program, it would have a materially adverse affect on our profitability and could have an impact on loan compliance, which in turn could severely reduce our liquidity.

We anticipate that our cash on hand and borrowing on our bank line of credit will be sufficient to provide funding for our needs during the next 12 months, including financing our California mobile program and new BMP operations and other working capital requirements, including capital and operating lease commitments.

Although we incurred a loss in 2002, our mature BMPs remain profitable. Our losses were primarily due to start-up losses associated with our new BMPs. In addition, we incurred non-recurring expenses associated with our lawsuit against the ARC, which has been settled, severance payments to our former Chief Executive Officer and write-off of goodwill.

Factors Affecting Forward-Looking Information
----------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by our Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of our Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products and demand for our Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of our Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of our Company. These risks and uncertainties include, but are not limited to, the following: the high degree of government regulation of our business; product safety concerns and potential liability for blood-borne diseases; environmental risks; access to insurance; declining blood donations; new laws that might threaten our paid donor programs; our competitor's advantages as tax-exempt organizations; difficulties in expanding our business; increasing costs; increasing reliance on outside laboratories; our emphasis on single-donor platelet products, which may have limited future growth; difficulty in recruiting new volunteer donors for apheresis collection; lack of increases in reimbursement rates from Medicare and Medicaid payers; competitive restraints on our ability to pass increased costs on to customers; increased use of fixed price contracts for our services; possible interruptions from terrorist activity, war in the middle east or other international conflict; uncertainty about our ability to obtain additional capital when needed in the future; defaults on our credit agreement that could lead to a loss of our credit line; our dependence on key personnel; our Rights Plan and provisions of our Articles of Incorporation, which could discourage a takeover of the Company; the limited market for our stock resulting from our delisting from the NASDAQ Small Cap Market and thin trading volume; possible volatility in our stock price; possible dilution from future issuances of equity securities; and the likelihood that we will not pay dividends in the future. For a discussion of certain of these factors see "Item 1 Business Risk Factors Affecting the Company."

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. The Company manages its risks based on management's judgment of the appropriate trade-off between risk, opportunity and costs. Management does not believe that interest rate risks are material to the results of operations or cash flows of the Company, and, accordingly, does not generally enter into interest rate hedge instruments.

The Company has $1,642,000 of debt that includes $892,000 of notes payable and capitalized leases with fixed interest rates. The remaining $750,000 of debt represents advances on our working capital line of credit and the interest rate is linked to the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, our interest expense would increase or decrease by approximately $7,500.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements and Schedules appears on page F-1, The Report of Independent Public Accountants appears on F-2, F-3, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-4 to F-15.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 18, 2002, the Company in accordance with actions authorized by the Board of Directors, and upon recommendation of its audit committee, appointed Ernst & Young LLP as the Company's independent public accountants, replacing Arthur Andersen LLP. The Company dismissed Arthur Andersen LLP on the same date.

The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years of the Company, ended December 31, 2001 and 2000, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

During the two most recent fiscal years of the Company and the subsequent interim period to July 18, 2002, the Company did not consult with Ernst & Young LLP regarding any of the matters or events set forth in the Item 304
(a) (2) (i) and (ii) of Regulation S-K.

Pursuant to Item 304T under Regulation S-K, the Issuer has not obtained and is not able to obtain a letter from Arthur Andersen, LLP relating to the above change in auditors.

The Company has not received the consent of Arthur Andersen LLP to the inclusion of its report of independent public accountants dated March 14, 2002 in the Company's Annual Report Form 10-K for the fiscal year ended December 31, 2002.

Because Arthur Andersen LLP has not consented to the inclusion of their report into the Company's Annual Report Form 10-K for the fiscal year ended December 31, 2002, you may not be able to recover against Arthur Andersen LLP for any untrue statements of a material fact contained in the financial statements or financial statement schedule audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

                               PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None of the directors or executive officers was selected pursuant to any arrangements or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. There are no family relationships among directors or executive officers of the Company, and except as set forth below, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers serve at the discretion of the Board of Directors.

The Company's bylaws provide that the number of directors shall be fixed from time to time by the Board of Directors, but not be less than five nor more than nine. The Board of Directors on February 27, 2003 reduced the number of directors from six to five. As of this date, there is one vacancy on the Board of Directors.

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.


        Name                      Age     Position
-----------------------------     ---     -----------------------------------------------
Julian L. Steffenhagen (1)(2)     59      Chairman of the Board
Judi Irving                       45      President, Chief Executive Officer and Director
David E. Fractor                  43      Chief Financial Officer
Dana E. Belisle                   39      Chief Operating Officer
Robert L. Johnson (1)(2)          64      Director
Stephen P. Wallace (1)(2)         48      Director
Johsua Levy, M.D.                 62      National Medical Director
----------------
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee


Directors
---------

Julian L. Steffenhagen has been a director of the Company since December 1997 and Chairman of the Board since October 2002. Since 1979, Mr. Steffenhagen has held several management positions at Beckman Coulter, Inc., an international manufacturer of laboratory equipment and diagnostic reagents. He is currently the Vice President, Corporate Development and Strategic Planning and Vice President, Point of Care Operations. He earned his Bachelor of Science and Master of Science degrees in mechanical engineering, and his Master of Business Administration degree from the University of Michigan. Mr. Steffenhagen is a member of the Audit Committee and is Chairman of the Compensation Committee.

Robert L. Johnson has been a director of the Company since April 1999. From 1986 until his retirement in January 2002, Mr. Johnson was the Senior Vice President, Legal and General Counsel of the Catholic Healthcare West hospital system, headquartered in San Francisco, California. Prior to joining Catholic Healthcare West, Mr. Johnson was in the private practice of law and is admitted to practice in the federal and state courts of Arizona and California, as well as the United States Supreme Court. He has been active in various health care related organizations and, in 1995, served as the President of the American Academy of Healthcare Attorneys. Mr. Johnson obtained his LL.B. degree, cum laude, from the University of Arizona. Mr. Johnson is a member of the Audit and Compensation Committees.

Stephen P. Wallace has been a director of the Company since June 2001. From 1998 until August 31, 2001, Mr. Wallace was Executive Vice President and Chief Operating Officer of Catellus Development Corporation, a real estate operating company with one of the largest portfolios of developable land in the Western United States. Mr. Wallace was Catellus' Chief Financial Officer from 1995 to 1998. Prior to his employment with Catellus, Mr. Wallace was Chief Financial Officer of Castle and Cooke Homes. Mr. Wallace received his Bachelor of Science degree at the University of Colorado. Mr. Wallace is Chairman of the Audit Committee and a member of the Compensation Committee.

Judi Irving was appointed President and Chief Executive Officer in December 2002. Prior to joining the Company, Ms. Irving was President and Chief Executive Officer of Health Net of Arizona and Health Net of Oregon, national health and life insurance organizations. From 1996 to 1999, Ms. Irving was Vice President of Operations and Chief Financial Officer for the Western Region of Prudential Healthcare, a national health insurance provider. Ms. Irving received her Bachelor of Science degree in Management and Accounting from the State University of New York at Binghamton and is a Certified
Public Accountant.

Officers
--------

David E. Fractor has been Chief Financial Officer of the Company since June 1999. Prior to joining the Company, Mr. Fractor was Chief Financial Officer of the Andwin Corporation, a manufacturer and distributor of medical devices, since 1996. From 1994 through 1996, Mr. Fractor performed consulting services primarily functioning as interim Chief Financial Officer for emerging public companies. From 1986 through 1994, he was an audit manager at both Deloitte and Touche and Weber, Lipshie & Co., a regional accounting firm. He received his Bachelor of Science degree in Accounting from the University of Southern California and is a Certified Public Accountant.

Dana E. Belisle has been Chief Operating Officer of the Company's nation-wide operations since October 2001. Prior to that, Mr. Belisle was the Chief Operating Officer of the Eastern United States operations. Mr. Belisle joined the Company in connection with the Company's acquisition of the assets of Coral Therapeutics in October 1998. From 1995 to 1998, Mr. Belisle served in various management positions with Coral Therapeutics. From 1990 through 1995, Mr. Belisle was a Clinical Specialist for Haemonetics Corporation, an international manufacturer of automated blood processing systems. Mr. Belisle received his Bachelor of Arts degree in Medical Technology at the University of Maine and is a registered Hemapheresis Specialist.

Key Employees
--------------

Joshua Levy, M.D. was appointed National Medical Director of the Company in March 2000. Since co-founding the Company in 1978, Dr. Levy has been the Company's Medical Director and had served as a member of the Board of Directors from 1978 until 1996. Dr. Levy received his M.D. degree from Albert Einstein College of Medicine. He is certified by the American Board of Internal Medicine and was Adjunct Associate Professor of Medicine at UCLA from 1967 to 1982. He has published numerous scientific articles in the fields of rheumatology and immunology and is a national authority and frequent lecturer on therapeutic hemapheresis.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stock holders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely upon review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal 2002, with the exception of Ronald Gilcher, a former director, who was delinquent in filing a Form 3 in 2002.

ITEM 11   EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation earned by, awarded to, or paid by the Company to its executive officers (collectively, the "Named Executive Officers") and other key employees for the fiscal years ended December 31, 2002, 2001 and 2000.

                    SUMMARY COMPENSATION TABLE

                                                                     Long-term
                                       Annual Compensation           Compensation
                             -------------------------------------   -----------
  Name and                                                           Securities   All Other
  Principal                  Salary       Bonus     Other Annual     Underlying  Compensation
  Position           Year     ($)          ($)     Compensation(1)     Options      ($) (2)
-----------------   -----   --------     -------   ---------------   ----------  ------------
Alan C. Darlington, 2002    $150,000           -          --               -     $237,500
Executive Chairman  2001    $200,000           -          --         100,000            -
and CEO (3)         2000    $200,000     $80,000          --               -            -

Judi Irving,        2002    $  7,700           -          --         200,000            -
President and       2001    $      -           -          --               -            -
Chief Executive     2000    $      -           -          --               -            -
Officer (4)

Dana E. Belisle,    2002    $141,155           -          --          50,000     $  3,500
Chief Operating     2001    $122,000           -          --          50,000     $  3,500
Officer             2000    $110,000     $20,000          --               -     $  3,000

David E. Fractor,   2002    $120,000           -          --          20,000     $  3,000
Chief Financial     2001    $120,000           -          --          20,000     $  3,300
Officer             2000    $110,000     $10,000          --               -     $  2,900

Joshua Levy,        2002    $200,000           -          --               -     $  2,800
National Medical    2001    $201,000     $29,000          --               -     $  4,300
Director            2000    $187,000     $10,000          --          50,000     $  4,300


1) During fiscal 1999, 2000 and 2001, the Named Executive Officers received personal benefits, including but not limited to an automobile allowance, the aggregate amounts of which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive Officer in such years.
2) "All Other Compensation" consists of Company contributions to its Employee Salary Deferral Plan 401(k) except for Mr. Darlington who received $237,500 in severance, which is payable through September 2003. See Footnote 3.
3) Mr. Darlington's employment with HemaCare ended as of September 28, 2002. Under the terms of his Services Agreement, Mr. Darlington will receive a severance amount of $237,500 payable over a period of one year following the separation date. In 2002, he received $50,000 as part of his severance compensation.
4) Ms. Irving was appointed President and Chief Executive Officer in December 2002.

Employment Agreements and Services Agreements
---------------------------------------------

Pursuant to a Services Agreement effective as of March 10, 1999 (the "Darlington Agreement"), Alan C. Darlington was engaged as the Company's Executive Chairman. The Darlington Agreement required Mr. Darlington to devote substantially all his time to the business of the Company. The Darlington Agreement provided for an annual salary of $200,000 with an annual bonus based upon the Company's annual net income growth (the "Bonus Payment"), as well as an option to purchase up to 250,000 shares of the Company's Common Stock at a price of $0.41 per share. Mr. Darlington separated from the Company on September 28, 2002 and in accordance with the terms of the Darlington Agreement he is entitled to severance equal to $237,500. Mr. Darlington's severance is being paid over a period of one year following the separation date, of which $50,000 was paid in 2002.
On March 23, 2001, Mr. Darlington was granted stock options to purchase 100,000 shares of the Company's Common Stock at the market price on the date of grant ($1.20), subject to certain vesting requirements. All of the 250,000 stock options issued pursuant to the Darlington Agreement and 20,000 stock options from the March 23, 2001 option grant were vested as of the separation date. In partial consideration for canceling these options, Mr. Darlington received 250,000 warrants to purchase shares of the Company's Common Stock at $0.60 per share and 20,000 warrants to purchase shares of the Company's Common Stock at $1.20 per share. All such of warrants have four-year lives from the date of grant. As additional consideration for the warrants, Mr. Darlington's severance wasreduced by $20,000.

Pursuant to an Employment Agreement dated March 22, 2000 (the "Levy Agreement"), Joshua Levy has been employed as the Company's National Medical Director. Dr. Levy is a co-founder of HemaCare Corporation and has been the medical director of the Company since its inception. The Levy Agreement provides that Dr. Levy receive an annual salary of $200,000 and a bonus equal to ten percent (10%) of the increase, if any, in the Company's net operating profits from therapeutic apheresis services over the prior year, excluding any consideration of therapeutic apheresis treatments rendered by the Company to patients of Dr. Levy's medical practice. Such bonus shall be in addition to any other bonus awarded at the discretion of the Board of Directors. In the event Dr. Levy is terminated by the Company without "cause" (as defined in the Levy Agreement), the Levy Agreement provides that the Company shall pay Dr. Levy his then current salary and provide the benefits as described in the Levy Agreement for twelve months after termination. In the event (i) Dr. Levy is terminated without cause or (ii) the principal place of business of the Company is changed from Southern California within twelve months after a "change in control" (as defined in the Levy Agreement), Dr. Levy is entitled to receive two times the severance provided in the previous sentence. The term of the Levy Agreement shall be one year and shall be renewed automatically for subsequent one year terms unless written notice of termination is given by either party to the other not less than ninety (90) days before the end of the initial term or any subsequent one year renewal term. In 2002, Mr. Levy was granted a $600 per month car allowance.

Pursuant to a Letter Agreement dated December 6, 2002 (the "Irving Agreement"), Judi Irving is employed as the Company's President and Chief Executive Officer. The Irving Agreement provides that Ms. Irving receive an annual salary of $200,000 and a $1,000 per month car allowance. In 2003, Ms. Irving will receive a minimum bonus of $45,000 in 2003 with a potential of up to 40% of her base salary based on achieving profit targets and other objectives. Additionally, Ms. Irving was granted a 10-year stock option to purchase up to 200,000 shares of the Company's Common Stock, vesting over 4 years, at an exercise price of $0.32, the closing bid price of the Company's stock on her day of hire. In the event Ms. Irving's employment is terminated by the Company for any reason, she will receive a separation payment equal to her then current annual base salary, unless it is determined her termination is due to fraud or illegal activities. In the event Ms. Irving elects to leave the Company within 90 days of a change of control, she will receive 200% of her separation payment.

In March 2000, the Compensation Committee approved severance packages for David Fractor, the Company's Chief Financial Officer, JoAnn Stover, the Company's Corporate Secretary, and Linda McDermott, the Company's Human Resources Director. The Company has agreed that upon a change in control of the Company and the subsequent termination of their employment, such individuals would receive termination payments equal to 12 months of their annual compensation.

Employee Salary Deferral Plan
-----------------------------

In 1990, the Company adopted an Employee Salary Deferral Plan (the "Employee Deferral Plan"), which is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. To be eligible, an employee must have been employed by the Company for at least one year. The Employee Deferral Plan permits employees who have completed one year of service to defer from 1% to 15% of their annual compensation into the Employee Deferral Plan. Additional annual contributions may be made at the discretion of the Company and a 50% matching contribution may be made by the Company up to a maximum of 5% of a participating employee's annual compensation. Contributions made by the Company vest according to a schedule set forth in the Employee Deferral Plan.

Stock Option Plan
-----------------

In 1996, the Board of Directors, with shareholder approval, adopted the Company's 1996 Stock Incentive Plan (the "1996 Plan"). The purposes of the 1996 Plan are to (i) enable the Company to attract, motivate and retain top-quality directors, officers, employees, consultants and advisors, (ii) provide substantial incentives for such persons to act in the best interests of the shareholders of the Company, and (iii) reward extraordinary effort by such persons on behalf of the Company. The 1996 Plan provides for awards in the form of stock options, which may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, or restricted stock. The total number of shares of Common Stock available for distribution under the 1996 Plan is 2,000,000, however, no award may be made at any time if, after giving effect to such award, the total number of shares of Common Stock issuable upon exercise of all outstanding options and warrants of the Company (whether or not under the 1996 Plan) plus the total number of shares of Common Stock called for under any stock bonus or similar plan of the Company (including shares of Common Stock underlying awards under the 1996 Plan) would exceed 30% of the total number of shares of Common Stock outstanding at the time of such award. As of March 25, 2003, there were options outstanding under the 1996 Plan for 1,318,000 of Common Stock with exercise prices ranging from $0.32 to $2.44 and with expiration dates ranging from March 20, 2007 to March 20, 2013. As of March 25, 2003, 251,000 shares of Common Stock had been issued upon exercise of stock options granted under the 1996 Plan.

Stock Option Grants, Exercises and Holdings and Repricings
-----------------------------------------------------------

The following two tables set forth information concerning stock options granted to or exercised by the Named Executive Officers and key employees during fiscal 2002 and the unexercised stock options held by them as of December 31, 2002 and the repricing of stock options during the ten years ended December 31, 2002.

                 OPTION/SAR GRANTS IN FISCAL 2002

                                   Individual Grants
                -------------------------------------------------------
                                                                         Potential Realizable
                                                                           Value at Assumed
                Number of      % of Total                                Annual Rates of Stock
                Securities     Options/SARs                                   Price Appreciation
                Underlying     Granted to        Exercise               for Option Term (4)
                Options        Employees in       Price     Expiration  ----------------------
Name            Granted (1)    Fiscal Year (2)   ($/Sh)(3)     Date        5%           10%
----------      -----------    ---------------   ---------  ----------  ----------   ----------

Judi
Irving          200,000        29.85%            $0.32      12/8/12     $ 40,249     $102,000

Dana E.
Belisle          50,000         7.46%            $1.09      3/24/12     $ 34,275     $ 86,859

David E.
Fractor          20,000         2.98%            $1.09      3/24/12     $ 13,710     $ 34,744

Alan C.
Darlington (5)  270,000        40.30%            $0.64      9/28/06     $ 37,498     $ 80,753

_____________
(1) The stock options issued to Judi Irving vest at a rate of 25% per year starting on March 1, 2003. The stock options granted to Dana E. Belisle and David E. Fractor vest at a rate of 20% per year starting one year from the date of grant.
(2) Options to purchase 400,000 shares and warrants to purchase 270,000 shares were granted during 2002
(3) All option grants were at the fair market value on the date of grant.
(4) The "Potential Realizable Value" is the product of (a) the difference between (i) the product of the closing sale price per share at the date of grant and the sum of (A) 1 plus
    (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 2002. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table can be achieved.
(5) In connection with Mr. Darlington's separation from the Company on September 28, 2002, the Company canceled
    250,000 fully vested stock options with an exercise price of $0.41 and 100,000 stock options, of which 20,000 options were vested, with an exercise price of $1.20. The Company issued warrants to purchase
    250,000 shares of Common Stock with an exercise price of $0.60 and warrants to purchase 20,000 shares of Common
    Stock with an exercise price of $1.20. As consideration for these warrants, Mr. Darlington's severance was reduced by $20,000.

                        TEN-YEAR OPTION/SAR REPRICINGS

                                Number of
                                Securities
                                Number of                                            Length of
                                Securities                                            Original
                                Underlying   Market Price   Exercise                Option Term
                                Options/     of Stock at    Price at                Remaining at
                                  SARs         Time of      Time of        New        Date of
                                Repriced     Repricing     Repricing     Exercise    Repricing
     Name              Date    or Amended   or Amending   or Amendment    Price     or Amendment
--------------------  ------   ----------   -----------   ------------   ---------  ------------

Sharon Kaiser (1)     5/1/98      7,500     $ 0.68        $1.50          $0.68      9 years
Hal Lieberman (2)     12/2/97   125,000     $ 0.72        $1.50          $1.50      9 years
Alan Darlington (3)   3/10/99    55,000     $ 0.41        $1.69          $0.41      8 years
Alan Darlington (4)   9/28/02   250,000     $ 0.55        $0.41          $0.60      7 years
Alan Darlington (5)   9/28/02   100,000     $ 0.55        $1.20          $1.20      9 years
---------

(1) Sharon Kaiser was the Chief Financial Officer and Hal Lieberman was the Chief Executive Officer. Alan Darlington was an outside director when he was awarded 55,000 options and Chairman of the Board when the 55,000 options were repriced.
(2) Mr. Lieberman's options would have expired three months after his May 31, 1998 separation from the Company.
    These options were extended through June 30, 2001, in exchange for Mr. Lieberman remaining as the Company's
    Chief Executive Officer through May 31, 1998.
(3) These options were granted while Mr. Darlington was an outside director and were canceled when he became Chairman of the Board. These options were replaced with 250,000 options that were priced at $0.41 per share and had a 10-year life.
(4) These options were canceled at the time of Mr.
    Darlington's separation and were replaced with warrants to purchase 250,000 shares for a four-year period.
(5) These options were cancelled at the time of Mr. Darlington's separation and were replaced with warrants to purchase 20,000 shares for a four-year period.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2002
	             AND FISCAL 2002 YEAR-END OPTION/SAR VALUES

                                        Number of Securities
                                             Underlying
                                         Unexercised Options   Value of Unexercised
                                             at Fiscal         In-the-Money Options
                                              Year-End         at Fiscal Year-End (1)
                                        -------------------    ----------------------
                Shares         Value
              Acquired on     Realized    Exer-    Unexer-      Exer-      Unexer-
Name          Exercise (#)      ($)     ciseable   cisable     cisable     cisable
-----------  -------------   ---------  --------   -------     -------     -------

Judi Irving    --              --             -    200,000      $     -    $ 26,000
Joshua Levy    --              --       100,000     50,000      $     -    $      -
Dana E.
Belisle        --              --        31,000    104,000      $     -    $      -
David E.
Fractor        --              --        22,000     48,000      $     -    $      -

____________

(1) The value of unexercised "in-the-money" options is the difference between the closing bid price of the Common Stock on the OTC Bulletin Board at the close of business on December 31, 2002 ($0.45 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

Compensation Committee Interlocks and Insider Participation
------------------------------------------------------------

The Compensation Committee is composed entirely of non-employee directors none of whom are affiliates of the Company. Messrs. Stephen Wallace, Robert
L. Johnson and Julian L. Steffenhagen are currently members of the Compensation Committee. Mr. Steffenhagen was appointed Chairman of the Committee in June 2002.

 COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Report of the Compensation Committee of the Board of Directors shall not be deemed filed under the Securities Act of 1933 (the "Securities Act") or under the Exchange Act.

The  Compensation  Committee (the "Committee") reviews and
recommends to the Board of Directors the compensation  and
other  terms  and conditions of employment of the executive
officers of the Company,  as well as incentive plan
guidelines for Company employees generally.   he Committee
is composed entirely of non-employee directors.

The policies underlying the Committee's compensation decisions are designed to attract and retain the best-qualified management personnel available. The Company compensates its executive officers primarily through salaries. The Company, at its discretion, may, as it has in other years, reward executive officers through bonus programs based on profitability and other objectively measurable performance factors. Additionally, the Company uses stock options to compensate its executives and other key employees.

In establishing executive compensation, the Committee evaluates individual performance as it impacts overall Company performance with particular focus on an individual's contribution to the realization of operating profits and the achievement of strategic business goals, including the timely development and introduction of products and the creation of markets in new geographic territories.
The Committee further attempts to rationalize a particular executive's compensation with that of other executive officers of the Company in an effort to distribute compensation fairly among the executive officers.

Although the components of executive compensation (salary, bonus and option grants) are reviewed separately, compensation decisions are made based on a review of total compensation. The number of shares covered by option grants is determined in the context of this review.

Pursuant to his services agreement, Mr. Darlington, received an annual salary of $200,000 and was eligible for an annual bonus based upon the Company's annual net income growth
(the "Bonus Payment"). In connection with his service agreement, Mr. Darlington was granted stock options to purchase up to 250,000 shares of the Company's Common Stock, subject to certain vesting requirements as set forth in the Services Agreement. In March 2001, Mr. Darlington received a bonus of $80,000 for fiscal 2000, and a stock option to purchase up to 100,000 shares of Common Stock at market price on date of
grant, subject to certain vesting requirements.   Mr.
Darlington did not receive a bonus payment for fiscal 2001 or 2002 because certain milestones described in the Darlington agreement were not met.

Dr. Levy,pursuant to his employment agreement, receives an annual salary of $200,000 and a bonus equal to ten percent (10%) of the increase, if any, in the Company's net operating profits from therapeutic apheresis services over the prior year, excluding any consideration of therapeutic apheresis treatments rendered by the Company to patients of Dr. Levy's medical practice. Dr. Levy received a bonus of $29,000 for fiscal for 2001 and did not receive a bonus for fiscal 2002.

In March 2002, Mr. Belisle received a salary increase to $145,000 and a stock option to purchase 50,000 shares of Common Stock at market price on date of grant, subject to certain vesting requirements. Mr. Belisle did not receive a bonus for fiscal 2002.

In March 2002, Mr. Fractor received a stock option to purchase 20,000 shares of Common Stock at market price on date of grant, subject to certain vesting requirements. Mr.
Fractor did not receive a bonus in fiscal 2002.

Ms. Irving, pursuant to a letter of employment, receives an annual salary of $200,000 and a minimum bonus of $45,000 in 2003 with a potential of up to 40% of her base salary based on achieving profit targets and other objectives.

At the time of his separation, Mr. Darlington had 250,000
fully vested options to purchase the Company's Common Stock
with an exercise price of $0.41. The exercise price was approximately equal to the market price of the Company's
stock at the time of separation.   Additionally, Mr.
Darlington had options to purchase an additional 100,000 shares of the Company's Common Stock with an exercise price of $1.20 per share, of which 20,000 options were vested. All unvested options would have terminated on the date of separation, and all vested options would have expired 90 days from the separation date. Since the Company's Common Stock is thinly traded, the exercise of these options and subsequent sale of Common Stock would most likely have a negative effect on the price of the Company's Common Stock. Accordingly, the Compensation Committee recommended to the Company's Board of Directors to cancel all of Mr. Darlington's stock options and reduce the cash portion of his compensation by $20,000 in exchange for the issuance of warrants to purchase 250,000 shares with an exercise price $0.60 per share and an additional 20,000 shares of $1.20 per share. All such warrants will be exercisable for four years, and the shares purchased purusant to the warrants, if any, will not registered under the Securities Act.

Since the Company's historical levels of executive compensation have been substantially less than $1,000,000 per employee annually, the Committee has not yet established a policy with respect to qualifying compensation to the Company's executive officers for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Compensation Committee
----------------------
Julian L. Steffenhagen, Chairman
Robert L. Johnson
Stephen P. Wallace
March 27, 2003


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of the March 25, 2003 by (i) all persons known to the Company to own beneficially more than 5% of the outstanding Common Stock (other than depositories), (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.


                                  Amount and
                                  Nature of
        Name and Address of       Beneficial       Percentage
        Beneficial Owner (1)      Ownership (2)     Owned (3)
        ----------------------    --------------   -----------
        Kudo Partners             455,000  (4)       5.9%
        Alan C. Darlington        290,000  (5)       3.6%
        Julian L. Steffenhagen    160,000  (6)       2.0%
        Robert L. Johnson         105,000  (7)       1.3%
        Stephen P. Wallace         75,000  (7)        *
        Dana E. Belisle            70,000  (8)        *
        Judi Irving                70,000  (9)        *
        David E. Fractor           36,000  (8)        *
        All executive officers
        and directors as a        806,000  (10)      9.5%
        group (7 persons)

_________


*    Less than 1%
(1)  The address for Kudu Partners, LP is 1900 C.R. 124, Hesperus, CO
     81326. The address for Ms. Irving and Messrs. Steffenhagen,
     Wallace, Johnson, Darlington, Belisle and Fractor is 21101 Oxnard
     Street, Woodland Hills, CA 91367.
(2) Except as set forth below, the named shareholder has sole voting power and investment power with respect to the shares listed, subject to community property laws were applicable.

(3) Shares of Common Stock, which the person (or group) has the right to acquire within 60 days after March 25, 2003, are deemed to be outstanding in calculating the beneficial ownership and the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group.
(4) Per Form 13D filed with the Securities and Exchange Commission on February 18, 2003, Kudu Partners, LP has sole voting power.
(5) Represents shares of Common Stock issuable upon exercise of currently exercisable warrants.
(6) Includes 145,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.
(7) Represents shares of Common Stock issuable upon exercise of currently exercisable stock options.
(8) Represents shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 25, 2003.
(9) Represents 50,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 25, 2003.
(10) Excludes an aggregate of 264,000 shares, which certain directors and executive officers will have the right to purchase upon the exercise of stock options exercisable in various installments commencing 60 days from March 25, 2003.



                        EQUITY COMPENSATION PLAN INFORMATION

                                  Number of
                                 securities to                              Number of Securities
                                 be issued upon                              remaining available
                                  exercise of       Weighted-average      for future issuance under
                                  outstanding       exercise price of        equity compensation
                                   options,        outstanding options,       plans (excluding
                                 warrants and         warrants and         securities reflected in
                                   rights (1)          rights (2)                column 1 (3)
                                 -------------     --------------------   -------------------------
Plan category
  Equity compensation plans
  approved by security
  holders.......................   1,264,000           $0.96                      485,000
  Equity compensation plans
  not approved by security
  holders.......................     270,000           $0.64
                                   ---------           ------
                                   1,534,000
                                   =========

Additionally, the Company facilitates employee ownership through matching contributions to the Company's Employee Deferral Plan. The Company may elect to match a portion of the employees' contribution. In 2001, 2000 and 1999, the Company elected to match 50 percent of each participant's contribution, up to 5% of the participants' annual salary, with the Company's Common Stock. The Company match has a vesting period of 5 years.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Joshua Levy, M.D., the National Medical Director of the Company, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 2% of the Company's revenues in each of the three years ended December 31, 2002. There are no agreements between Dr. Levy and the Company's hospital customers that require the hospitals to select the Company to provide therapeutic services to the hospital's patients.

ITEM 14  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                             PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following are filed as part of this Report:

(a) 1.  Financial Statements

        An index to Financial Statements and Schedules appears on page F-1.

    2.  Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

    3. Exhibits

 	The following exhibits listed are filed or incorporated by reference as part of this Report.

        3.1   Restated Articles of Incorporation of the Registrant.

        3.2 Bylaws of the Registrant, as amended--incorporated by reference to Exhibit 3.1.0 to Form 8-K of the Registrant dated February 19,
              2003, File No. 000-15233.

        4.1   Warrant Agreement between the Registrant and Medicorp Inc. dated
              February 17, 1993--incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Registrant dated February 17,
              1993, File No. 000-15233.

        4.2   Warrant Agreement between the Registrant and Stuart Dinney, dated
              March 4, 1999 -- incorporated by reference to Exhibit 4.2 to Form
              10-Q of the Registrant for the quarter ended March 31, 1999, File
              No. 000-152333.


        4.3 Warrant Agreement between the Registrant and Lori Terra-Vassalo, dated March 4, 1999 -- incorporated by reference to Exhibit 4.8 to Form 10-K of the Registrant for the year ended December 31, 1999, File No. 000-152333.

        4.4 Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003.

        4.5 Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003.

        4.6   Rights Agreement between the Registrant and U.S. Stock
              Transfer Corporation dated March 3, 1998 -- incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March
              5, 1998, File No. 000-15233.

        4.7 Amended Certificate of Determination dated March 18. 1998 -- incorporated by reference to Exhibit 4.8 on Form 10-K of the Registrant for the year ended December 31, 1997, File No.
              000-15233.

        4.8   Certificate of Determination of the Registrant's Series B
              Senior Convertible Preferred Stock between the Registrant and
              Comdisco Health Care Group dated October 23, 1998--incorporated by reference to Exhibit 4.1 of Form 8-K of the Registrant dated
              November 5, 1998, File No. 000-15233.

        4.9 Registration Rights of Shareholders'-- Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996, File No. 000-15233.

       10.1 1996 Stock Incentive Plan, as amended, of the Registrant-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996, File No.
              000-15233.

       10.2   Loan and Security Agreement between the Registrant and Comerica
              Bank dated November 19, 2002.

       10.3 Settlement Agreement between the Registrant and Medicorp, Inc. -- incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant dated July 19, 1996, File No. 000-15233.

       10.4   Foreclosure Sale Agreement between the Registrant and Comdisco
              Health Care Group, Inc dated October 23, 1998-- incorporated by reference to Exhibit 2.1 of Form 8-K of the Registrant dated
              November 5, 1998, File No. 000-15233.

       10.5* Employment Agreement between the Registrant and William D. Nicely dated June 1, 2000 --incorporated by reference to Form 10-Q for the quarter ended June 30, 2000, File No. 000-15233.

       10.6* Services Agreement between the Registrant and Alan C. Darlington, dated March 10, 1999 -- incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended March 31, 1999, File No. 000-15233.

       10.7*  Employment Agreement between the Registrant and Joshua Levy dated
              March 22, 2000 - incorporated by reference to Exhibit 10.12 of
              Form 10-K of the Registrant for the year ended December 31, 2000, File No. 000-15233.

       10.8*  Employment Letter between the Registrant and Judi Irving, dated
              December 6, 2002.

       10.9*  Separation Agreement between the Registrant and Alan C.
              Darlington, dated September 28, 2002.


       10.10  Master Security Lease Agreement between the Registrant and GE
              Capital Healthcare Financial Services dated December 26, 2002.

       11     Computation of earnings (loss) per common equivalent share.

       21     Subsidiaries of the Registrant.

       23.1   Consent of Ernst & Young LLP, Independent Auditors.

       23.2   Notice Regarding Consent of Arthur Andersen LLP.

       99.1   Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
              Section 906 of the Sarbanes Oxley Act of 2002.

* Management contracts and compensatory plans and arrangements.

(b) 	Reports on Form 8-K.

        The Company filed a Form 8-K on January 19, 2003 disclosing under
        Item 5 (Other Information) the amendment to the Company's bylaws.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 2003                     HEMACARE CORPORATION

                                           /s/  David E. Fractor
                                          --------------------------
                                          David E. Fractor, Chief
                                          Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of March, 2003.


       Signature                                 Title
---------------------------           ---------------------------
/s/  Julian L. Steffenhagen           Chairman of the Board
----------------------------
Julian L. Steffenhagen

/s/   Judi Irving                     President and chief Executive
-----------------------------         Officer (Principal Executive
Judi Irving                           Officer)

/s/  David E. Fractor                 Vice President, Finance and
-----------------------------         Chief Financial Officer
David Fractor                         (Principal Financial and
                                      Accounting Officer)

/s/ Stephen Wallace                   Director
-----------------------------
Stephen Wallace

/s/  Robert L. Johnson                Director
-----------------------------
Robert L. Johnson

                             CERTIFICATION




I, David Fractor certify that:

1.   I  have  reviewed this annual report on Form  10-K  of  HemaCare
     Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 24, 2003

/s/ David E. Fractor
-----------------------
David E. Fractor
Chief Financial Officer

                             CERTIFICATION



I, Judi Irving certify that:

1.   I  have  reviewed this annual report on Form 10-K of  HemaCare
     Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report:

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 24, 2003

/s/ Judi Irving
------------------
Judi Irving
Chief Executive Officer

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
	                    ITEM 14(A) (1) AND (2)


                                                       Sequential
                                                         Page
                                                         Number

Report of Independent Auditors Ernst & Young, LLP........  F-2

Report of Independent Auditors Andersen, LLP.............  F-3

Consolidated balance sheets at December 31, 2002 and
  December 31, 2001......................................  F-4

For the years ended December 31, 2002, 2001 and 2000:
     Consolidated income statements.....................   F-5
     Consolidated statements of shareholders' equity....   F-6
     Consolidated statements of cash flows..............   F-7

Notes to consolidated financial statements..............   F-8

Other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

       REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of HemaCare Corporation

We have audited the accompanying consolidated balance sheet of HemaCare Corporation. (a California corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of HemaCare Corporation, for the fiscal years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 14, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HemaCare Corporation and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 10 to the consolidated financial statements, HemaCare Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 during the first quarter of fiscal 2002. As discussed above, the financial statements of HemaCare Corporation as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 10, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 10 for fiscal 2001 and 2000 included
(i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net income, and the related net earnings-per-share amounts. Our audit procedures with respect to the disclosures in Note 10 for fiscal 2001 and 2000 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 10 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 18, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with HemaCare Corporation filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation, and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
March 14, 2002

                            HEMACARE CORPORATION AND SUBSIDIARIES
				  CONSOLIDATED BALANCE SHEETS

						December 31,      December 31,
                                                   2002		      2001
						-------------     ------------
		ASSETS

Current assets:
  Cash and cash equivalents.................... $  1,048,000      $  1,025,000
  Accounts receivable, net of allowance for
   doubtful accounts of $208,000 in 2002 and
   $212,000 in 2001............................    4,932,000         5,454,000
  Product inventories and supplies.............      795,000           707,000
  Prepaid expenses.............................      295,000           192,000
  Deferred income taxes........................      402,000           298,000
                                                -------------     -------------
           Total current assets................    7,472,000         7,676,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,450,000 in 2002 and $2,030,000 in 2001....    3,308,000         2,348,000
Goodwill.......................................            -           362,000
Deferred taxes.................................    2,582,000         2,605,000
Other assets...................................       93,000            91,000
                                                -------------     -------------
                                                $  13,455,000     $ 13,082,000
                                                =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $  2,277,000      $  2,495,000
  Accrued payroll and payroll taxes............    1,231,000           948,000
  Other accrued expenses.......................      133,000           113,000
  Current obligations under capital leases.....       90,000            31,000
  Current obligations under notes payable......      199,000           168,000
  Reserve for discontinued operations..........       68,000            75,000
                                                -------------     -------------
           Total current liabilities...........    3,998,000         3,830,000

Obligations under capital leases, net
  of current portion...........................      246,000           176,000
Notes payable, net of current portion..........    1,107,000           626,000
Other long-term liabilities....................       17,000            23,000
Commitments and contingencies (Note 12)........
Shareholders' equity:
  Common stock, no par value - 20,000,000
    shares authorized, 7,751,090 issued and
    outstanding in 2002 and 7,590,205 in 2001..   13,316,000        13,065,000
  Accumulated deficit..........................   (5,229,000)       (4,638,000)
                                                -------------     -------------
           Total shareholders' equity..........    8,087,000         8,427,000
                                                -------------     -------------
                                                $ 13,455,000      $ 13,082,000
                                                =============     =============


	      The accompanying notes are an integral part of these
                        consolidated financial statements.
				     F-4

                    HEMACARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Years Ended December 31


                                          2002           2001           2000
				      ------------   ------------   ------------
Revenues:
    Blood products..................  $ 19,444,000   $ 16,466,000   $14,019,000
    Blood services..................     8,373,000      8,733,000     7,493,000
                                      -------------  -------------  ------------
    Total revenue...................    27,817,000     25,199,000    21,512,000

Operating costs and expenses:
    Blood products..................    18,447,000     14,979,000    11,696,000
    Blood services..................     5,625,000      5,811,000     4,966,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................    24,072,000     20,790,000    16,662,000


    Gross profit....................     3,745,000      4,409,000     4,850,000

General and administrative expenses.     4,074,000      3,918,000     3,492,000
                                      -------------  -------------  ------------

Income (loss) from operations.......      (329,000)       491,000     1,358,000
Other income (expense)..............	   (51,000)	   22,000	 91,000
Write off of impaired goodwill......      (362,000)             -             -
                                      -------------  -------------  ------------
Income (loss) before income taxes...      (742,000)       513,000     1,449,000
Provision (benefit) for income
   taxes............................      (151,000)       190,000    (2,901,000)
                                      -------------  -------------  ------------
     Net Income (loss)..............  $   (591,000)   $   323,000   $ 4,350,000
				      =============  =============  ============

Income (loss) per share
 Basic..............................  $      (0.08)   $      0.04   $      0.57
                                      =============  =============  ============

 Diluted............................  $      (0.08)   $      0.04   $      0.50
                                      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,673,000      7,534,000     7,567,000
                                      =============  =============  ============

Weighted average shares outstanding
 - diluted..........................     7,673,000      8,298,000     8,776,000
                                      =============  =============  ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.
				   F-5

                    HEMACARE CORPORATION AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 2002, 2001 and 2000


			Preferred Stock         Common Stock         Accumulated
		      Shares     Amount      Shares       Amount        Deficit        Total
		     --------  ----------  ----------  ------------  -------------   -----------



Balances at December
 31, 1999........... 450,000   $75,000    7,475,082    $13,676,000   $ (9,311,000)   $ 4,440,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -      115,133         75,000              -         75,000
Preferred stock
 conversion.........(450,000)  (75,000)     500,000         75,000              -              -
Stock repurchased and
 warrants redeemed..       -         -     (439,558)      (697,000)             -       (697,000)
Stock options and
 warrants exercised.       -         -       39,000         35,000              -         35,000
Net income..........       -         -            -              -      4,350,000      4,350,000
                     --------  --------  -----------   ------------  -------------   ------------
Balances at December
 31, 2000...........       -         -    7,689,657     13,164,000     (4,961,000)     8,203,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       92,848         93,000              -         93,000
Stock repurchased...       -         -     (332,300)      (391,000)             -       (391,000)
Stock options
 exercised..........       -         -      140,000        199,000              -        199,000
Net income..........       -         -            -              -        323,000        323,000
		     -------   --------  -----------   ------------  -------------   ------------
Balances at December
 31, 2001...........       -         -    7,590,205     13,065,000     (4,638,000)     8,427,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............       -         -       76,385        122,000              -        122,000
Extension of stock
 options............       -         -            -         56,000              -         56,000
Warrants issued.....       -         -            -         20,000              -         20,000
Stock options
 exercised..........       -         -       84,500         53,000              -         53,000
Net loss............       -         -            -              -       (591,000)      (591,000)
                     --------  --------  -----------   ------------  -------------   ------------
Balances at December
  31, 2002..........       -   $     -    7,751,090    $13,316,000   $ (5,229,000)   $ 8,087,000
		     ========  ========  ===========   ============  =============   ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                      For the Years Ended DEcember 31

                                                      2002            2001          2000
						   ------------   ------------  -------------
Cash flows from operating activities:
 Net Income (loss)...............................  $  (591,000)    $  323,000   $ 4,350,000
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Provision for bad debts......................            -         10,000        21,000
    (Recognition) use of deferred tax assets.....      (81,000)       190,000    (3,093,000)
    Depreciation and amortization................      426,000        299,000       198,000
    Loss (gain) on disposal of assets............       (1,000)         2,000       (51,000)
    Impaired goodwill............................      362,000              -             -
    Issuance of common stock and options for
     compensation................................      178,000         93,000        75,000

 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable...      522,000     (1,468,000)     (927,000)
    (Increase) decrease in inventories, supplies
     and prepaid expenses........................     (191,000)        11,000        73,000
    Decrease (increase) in other assets..........       (2,000)       (57,000)            -
    Increase in accounts payable,accrued
     expenses, and other liabilities.............       99,000        505,000       790,000
    Expenditures for discontinued operations.....       (7,000)        (1,000)       (5,000)
                                                   ------------   ------------  ------------
    Net cash provided by (used in) operating
     activities..................................      714,000        (93,000)    1,431,000

Cash flows from investing activities:
 Decrease in other assets........................            -              -        12,000
 Proceeds from sale of plant and equipment.......       10,000              -        17,000
 Decrease (increase) in marketable securities....            -        868,000       (90,000)
 Purchase of plant and equipment, net............   (1,203,000)    (1,646,000)     (285,000)
                                                   ------------   ------------  ------------
  Net cash used in investing activities..........   (1,193,000)      (778,000)     (346,000)

Cash flows from financing activities:
 Proceeds from exercise of stock options.........       53,000        199,000        35,000
 Repurchase and retirmenet of common stock.......            -       (391,000)     (697,000)
 Principal payments on notes payable and
  capitalized leases.............................     (258,000)      (116,000)            -
 Debt borrowings (payments)......................      132,000              -             -
 Net borrowings on lines of credit...............      575,000        842,000      (551,000)
                                                   ------------   ------------  ------------
 Net cash provided by (used in) financing
   activities....................................      502,000        534,000    (1,213,000)

 Increase (decrease) in cash and cash
  equivalents....................................       23,000       (337,000)     (128,000)
 Cash and cash equivalents at beginning of
   period........................................    1,025,000      1,362,000     1,490,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......  $ 1,048,000    $ 1,025,000   $ 1,362,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    59,000    $    30,000   $    22,000
                                                   ============   ============  ============

 Income taxes paid...............................  $         -    $    44,000   $   133,000
                                                   ============   ============  ============

Items not impacting cash flows:
 Purchase of equipment - Capital lease...........  $   162,000    $   151,000   $         -
                                                   ============   ============  ============
 Purchase of equipment - Notes...................  $    30,000    $         -   $         -
                                                   ============   ============  ============
 Issuance of warrants............................  $    20,000    $         -   $         -
                                                   ============   ============  ============

 Termination of capital leases...................  $         -    $         -   $    94,000
                                                   ============   ============  ============

 Conversion of preferred stock into common stock.  $         -    $         -   $    75,000
                                                   ============   ============  ============

		     The accompanying notes are an integral part of these
				consolidated financial statements.

                            HEMACARE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 1 - Organization
----------------------

HemaCare Corporation is in the business of providing blood products and blood services to hospitals and medical centers primarily in California.

Note 2 - Summary of Accounting Policies
----------------------------------------

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Financial Instruments: Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value. The interest rate applied to capital leases is based upon the Company's borrowing rate, and therefore their carrying value approximates fair value.

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

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost of market and are accounted for on a first-in, first-out basis.

Inventories are comprised of the following as of December 31,

                  2002         2001
                ---------   --------
Blood Supplies  $126,000    $ 88,000
Supplies         669,000     619,000
                --------    --------
                $795,000    $707,000
                ========    ========

Plant and Equipment: Plant and equipment are stated at original cost. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over two to nine years. Leasehold improvements are amortized over the lesser of their useful life or the length of the lease, ranging from three to five years. The cost of normal repairs and maintenance are expensed as incurred.

Goodwill: During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company discontinued amortizing goodwill. During 2002, the Company determined that the goodwill was impaired and recorded an adjustment to write off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets. During 2001 and prior, goodwill was amortized on a straight-line basis over ten years. Goodwill amortization was $52,000 for each of the two years ended December 31, 2001 and 2000.

Long lived Assets: All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Income Taxes: Income taxes are computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Per Share Data: Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, warrants and preferred stock.

Concentration of risk: During 2002, 2001 and 2000, no single customer accounted for more than 10% of the Company's revenues. At December 31, 2002 and 2001, no customer accounted for over 10% of the Company's accounts receivable.

Advertising costs: Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising costs were $61,000, $76,000, and $78,000, respectively.

Interest expense: During the three years ended December 31, 2002, 2001 and 2000 the Company incurred interest expense of $61,000, $30,000 and $22,000, respectively.

Employee stock option plan: The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:   In June 2001, the Financial Accounting
Standards Board ("FASB") issued SFAS No. 143, "Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. Under the new rules, the cost to retire assets or remediate property or certain leased assets is capitalized and recognized as an operating expense over the life of the asset. The Company will apply the new rules on accounting for asset retirement obligations in the first quarter of 2003. The impact of adoption of the new standard is not expected to have a material impact on the results of operations or the financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. The impact of adopting this standard has not had a material impact on the results of operations or the financial position of the Company.

In April 2002, Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS No. 145) was issued and will be effective for fiscal years beginning after May 15, 2002. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, and provides corrections or clarifications of other existing authoritative pronouncements. The Company has elected early adoption and implemented the provisions of SFAS 145 during 2002, which did not have a material effect on the Company's consolidated financial statements.

The FASB has issued FASB Statement No. 146 ("SFAS 146"), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. The impact of adopting this standard will not have a material impact on the results of operations or the financial position of the company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN
45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The Company adopted the provisions of FIN 45 in December 2002. The adoption did not have any material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -- An Amendment of SFAS No. 123"
("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company has accounted for its stock-based compensation to employees using the intrinsic methodology and provided the "disclosures only" information related to the fair value method as allowed under SFAS No. 123. SFAS 148 amends the disclosure requirements of SFAS
No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
The Company has concluded it is in compliance with these required prominent disclosures.

Note 3 - Plant and Equipment
----------------------------

Plant and equipment consists of the following:

                                          December 31,
                                   ------------------------
                                      2002          2001
                                   -----------   ------------

Furniture, fixtures and equipment  $ 5,274,000   $ 4,000,000
Leasehold improvements                 484,000       378,000
                                   ------------  ------------
                                     5,758,000     4,378,000
Less accumulated depreciation
  and amortization                  (2,450,000)   (2,030,000)
                                   ------------  ------------
                                   $ 3,308,000   $ 2,348,000
                                   ============  ============


Depreciation expense for 2002, 2001 and 2000 was $426,000, $247,000 and $146,000 respectively.

Note 4 - Line of Credit and Notes Payable
-----------------------------------------

The Company has a working capital line of credit with a bank. The amount the Company may borrow the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.75% as of December 31, 2002). As of December 31, 2002, the Company's net borrowings on this line of credit were $750,000. This line of credit matures in June 2004, and is included in notes payable, net of current portion on the balance sheet.

In addition, the Company has various notes payable with the same bank. At December 31, 2002, the total amount outstanding under these notes is $451,000 and require monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%.

These loans are collateralized by substantially all of the Company's assets and are cross defaulted. They also require the maintenance of certain financial covenants that require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. The Company incurred interest expense to the bank in 2002, 2001 and 2000 of $46,000, $30,000 and $22,000 respectively. As of December 31, 2002, the Company was in compliance with these loan covenants.

The working capital line of credit described above replaced the Company's old line of credit with the same bank. Under the terms of the old line of credit the Company was able to borrow 75% of the eligible accounts receivable up to a maximum of $2.0 million at an interest rate of prime plus .25%.
Previously, the Company also had a credit facility with the same bank that provided $1.25 million to be used to acquire vehicles and equipment.
 NPurchases were combined into multi-year notes payable and the interest rate was equal to the bank's internal cost of funds plus 2.5%. As part of the new credit agreement, the bank cancelled future advances.

Additionally, the Company has another note payable with a finance company. As of December 31, 2002, the balance on this note is $105,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and matures at January 2006. It is collateralized by certain fixed assets.

Future maturities under these notes are as follows:

Future maturities under notes:

2003          $   199,000
2004              952,000
2005              152,000
2006                3,000
              -----------
              $ 1,306,000
              ===========

Note 5 - Leases
---------------

The Company has entered into various capital leases for equipment, expiring on various dates through 2006. Included in property and equipment are the following assets held under capital leases.


Year Ended December 31        2002       2001
                           ----------  ----------
Equipment                  $ 439,000   $ 315,000
Accumulated Depreciation     (92,000)    (86,000)
                           ----------  ----------
                           $ 347,000   $ 229,000
                           ==========  ==========

The Company leases its facilities and certain equipment under operating leases that expire through the year 2007. Future minimum rentals under capitalized and operating leases are as follows:

Year ending December 31      Capital     Operating
                           -----------  -----------
2003.....................  $  115,000   $  514,000
2004.....................     101,000      504,000
2005.....................      90,000      445,000
2006.....................      83,000      402,000
2007.....................           -      113,000
                           -----------  -----------
                              389,000   $1,979,000
Less:  Interest..........     (53,000)  ===========
                           -----------
Present value............     336,000
Less:  Current portion...     (90,000)
                           -----------
                           $  246,000
                           ===========

Total rent expense under all operating leases was $796,000, $517,000 and $497,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to three years. Additionally, the Company's facility in Sherman Oaks is currently operating under a month-to-month basis while contract negotiations are ongoing. In most cases, management expects that in the normal course of business, leases will be renewed or replace by other leases.

Note 6 - Severance
-------------------

During 2002, the Company's President ahd Chief Executive Officer left the Company. In accordance with the terms of his employment contract, he was entitled to severance in the amount of $237,500. This amount is being paid over a period of one year from the date of separation. As of December 31, 2002, the the unpaid severance was $180,000. Pursuant to the terms of his employment contract, he previously received an option to purchase up to 250,000 shares of the Company's Common Stock at a price of $0.41 per share. In 2001, the former Chief Executive Officer was granted stock options to purchase 100,000 shares of the Company's Common Stock at the market price on the date of grant $1.20, subject to certain vesting requirements. All of the 250,000 stock options issued pursuant to the employment agreement and 20,000 stock options from the 2001 option grant were vested as of his separation date.
In partial consideration for canceling these options, the former Chief Executive Officer received 250,000 warrants to purchase shares of the Company's Common Stock at $0.60 per share. Additionally, he received 20,000 warrants to purchase shares of the Company's Comon Stock at $1.20 per share. All warrants have four-year lives. As additional consideration for the warrants, the former Chief Executive Officer's severance was reduced by $20,000, which was approximately equal to the fair market value on the date of grant. During 2002, the Company also extended the stock options to a former officer and accounted for the difference between the fair market value on the date of the extension and the exercise price as additional compensation in the amount of $56,000. This was accounted for in general and administrative expenses as employee compensation in 2002.

Note 7 - Income Taxes
---------------------

The Provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                2002        2001        2000
                             ----------  ----------  ------------
Current taxes:
  Federal.................   $       -   $   5,000   $    29,000
  State...................     (50,000)     12,000        56,000
                             ----------  ----------  ------------
                               (50,000)     17,000        85,000
Deferred taxes:
  Federal.................     (87,000)    146,000    (2,633,000)
  State...................     (14,000)     27,000      (353,000)
                             ----------  ----------  ------------
                              (101,000)    173,000    (2,986,000)
Provision (benefit)
 for income taxes.........   $(151,000)  $ 190,000   $(2,901,000)
                             ==========  ==========  ============

Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2002, 2001 and 2000 are as follows:


                               2002        2001        2000
                             ----------  ----------  ------------

Income tax expense at fed-
 eral statutory rate......   $(250,000) $  174,000   $   493,000
State income taxes, net
  of federal benefit......      (5,300)      30,000        87,000
Change in valuation
  allowance...............     142,000           -    (3,650,000)
Permanent differences.....      14,000      34,000       146,000
Other.....................     (51,700)    (48,000)       23,000
                             ----------  ----------  ------------
Income tax expense
 (benefit)................   $(151,000)  $ 190,000   $(2,901,000)
                             ==========  ==========  ============

The Company has recorded a net deferred tax asset of $2,984,000 and $2,903,000 at December 31, 2002 and 2001, respectively. The components of the net deferred tax asset at December 31, 2002 and 2001 are as follows:

                               2002         2001
                            -----------  -----------
Current:
Reserve...................  $  108,000   $   75,000
Accrued expense and
 other....................     294,000      223,000
                            -----------  -----------
Total deferred tax
 assets...................     402,000      298,000

Noncurrent:
Net operating loss.......    2,016,000    1,873,000
Depreciation and
 amortization............      245,000      233,000
Tax credit carryforward..      866,000      866,000
Other....................       (3,000)      33,000
Valuation allowance......     (542,000)    (400,000)
                            -----------  -----------
                             2,582,000    2,605,000
                            ----------   -----------
                            $2,984,000   $2,903,000
                            ===========  ===========

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized. The Company provided a valuation allowance against all of its deferred tax assets through September 30, 2000. A determination was made in the fourth quarter of 2002 that, based on recent historical and expected future operating results, it is more likely than not that the Company will be able to realize a significant portion of its deferred tax assets.

At December 31, 2002, the Company had net operating loss carryforwards available for Federal income and state tax purposes totaling $6,230,000, which expires through 2011. At December 31, 2002, the Company had federal income tax credit carryforwards of approximately $550,000 expiring through 2010, and state tax credit carryforwards of approximately $316,000, which are not subject to expiration.

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

Note 8 - Shareholders' Equity
-----------------------------

Stock Options
-------------

In July 1996, the Company's Board of Directors approved and adopted a stock incentive plan, which provides for grants of both stock options and shares of restricted stock. A total of 2,000,000 shares may be granted under the terms of the 1996 Plan. The term of the options granted is determined by the Company's Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees generally vest at a rate of at least 20% per year.

The table below summarizes stock option transactions.

                                    2002                  2001                2000
                           ------------------     -----------------    ------------------
                            Shares     Price        Shares   Price      Shares    Price
                           ---------- --------    ---------- ------    ---------  -------
Outstanding at beginning
 of year.................   1,521,000   $0.92     1,365,000   $0.86    1,321,300   $0.89
Granted..................     400,000   $ .70       345,000   $1.32      145,000   $1.85
Exercised................     (84,500) ($0.63)     (140,000) ($1.42)     (26,500) ($0.63)
Canceled.................    (572,500) ($0.66)      (49,000) ($1.04)     (74,800) ($0.63)
                            ---------- -------    ---------- -------   ---------- -------
Outstanding at end
 of year.................   1,264,000   $0.96     1,521,000   $0.92    1,365,000   $0.86
                            ==========            ==========           ==========
Exercisable at end
 of year.................     703,000   $1.04       939,000   $0.80      862,000   $0.85
                            ==========            ==========           ==========


The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2002:

                                 Options Outstanding         Options Exercisable
                            -------------------------------  --------------------
Range of Exercise Price        Shares     Life      Price      Shares     Price
-------------------------   ----------- ---------  --------  ----------  --------
$0.32 to $0.75                654,000   6.7 years  $ 0.52      364,000    $ 0.61
$0.76 to $1.50                440,000   8.0 years  $ 1.16      235,000    $ 1.16
$1.51 to $2.44                170,000   7.1 years  $ 2.15      104,000    $ 2.27
                            ---------                        ---------
                            1,264,000              $ 0.96      703,000    $ 1.04
                            =========              ======    =========    ======


The Company has elected to adopt SFAS 123 "Accounting for Stock-Based Compensation" for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2002, 2001 or 2000. Had compensation expense for all options granted to employees been recognized in accordance with SFAS 123, the Company's net income and net income per share would have been as follows:

                            Years ended December 31,
                       2002         2001         2000

                     ----------   ---------    ----------

Net income (loss)
 as reported........ $(591,000)   $323,000     $4,350,000
Pro forma net
 income (loss)...... $(728,000)   $171,000     $4,184,000
Basic income (loss)
 per share as
 reported........... $   (0.08)   $   0.04     $     0.57
Diluted income
 (loss) per share
 as reported.......  $   (0.08)   $   0.04     $     0.50
Pro forma basic net
 income (loss) per
 share.............. $   (0.09)   $   0.02     $     0.55
Pro forma diluted
 net income (loss)
 per share.......... $   (0.09)   $   0.02     $     0.48


The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:


                            Years ended December 31,
                        2002         2001         2000
                      ----------   ---------    ----------
Expected life.......  4 Years      4 Years      3 Years
Expected volatility.  113%         40%          60%
Interest rate.......  3.6%         6.2%         6.2%
Dividend yield......  0%           0%           0%


Warrants
--------

At December 31, 2002, 2001 and 2000, the Company had a total of 760,000, 520,000 and 540,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $3.23, $4.60 and $4.54, respectively. All of the warrants outstanding for all periods were exercisable. The weighted average lives for warrants outstanding at December 31, 2002 is 1.5 years.

In 1993, the Company issued warrants to purchase 400,000 shares of stock at $5.50 per share. These warrants expire in February 2003.

As part of the severance with the former Chief Executive Officer (see
Note 7 - Severance), the Company cancelled 350,000 stock options with a weighted average exercise price of $0.64 per share. The Company issued 270,000 warrants to the former Chief Executive Officer with an average exercise price of $0.64 per share. These warrants are fully vested and expire in 2006.

Stock Repurchase
----------------

In 2000, the Company announced its intention to repurchase up to 15% of its outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. In 2000, the Company purchased 439,558 shares at an average price of $1.58 per share. In 2001, the Company purchased 332,300 shares at an average price of $1.18 per share. No purchases were made in 2002 and the Company has terminated this program.

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

Note 9 - Earnings per Share
----------------------------

The following table provides the calculation methodology for the numerator and denominator for earnings per share:



                              Years ended December 31,
                         2002          2001          2000
                      -----------   ------------  ------------
Net income (loss)...  $ (591,000)   $  323,000    $ 4,350,000
Shares outstanding..   7,673,000     7,534,000      7,567,000
Net effect of
 diluted options
 and warrants.......          -        764,000      1,209,000
                      -----------   -----------   ------------
Dilutive shares
 oustanding.........   7,673,000     8,298,000      8,776,000
                      ===========   ===========    ===========
Earnings (loss)
 per share diluted..  $    (0.08)   $     0.04     $     0.50
                      ===========   ===========    ===========

Warrants and options to purchase 2,024,000 shares of common stock at December 31, 2002, were excluded from the 2002 computation of diluted earnings per share because they were anti-dilutive. Warrants and options to purchase 590,000 and 575,000 shares of common stock at December 31, 2001 and 2000 respectively, were excluded in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.

Note 10 - Goodwill
------------------

During 2002, the Company adopted Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets," (SFAS 142). In accordance with SFAS 142, the Company discontinued amortizing goodwill that was recorded as part of the acquisition. As of December 31, 2001, the Company had $530,000 of goodwill and accumulated amortization of $168,000. During 2002, management determined that the goodwill was impaired and recorded an adjustment to write-off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets other than goodwill.

The following table presents net income (loss) on a comparable basis after adjustment for amortization of goodwill:


                                     2002          2001          2000
                                -----------   ------------  ------------
Reported net income (loss)...  $ (591,000)   $  323,000    $ 4,350,000
Goodwill amortization,
 net of taxes................           -        31,000         31,000
Goodwill impairment,
 net of taxes................     271,000             -              -
                               -----------   -----------   ------------
                               $ (374,000)   $  354,000    $ 4,381,000
                               ===========   ===========   ============
Income (loss) per share
Basic
 Reported net income (loss)..  $    (0.08)   $     0.04    $      0.57
 Goodwill amortization.......           -          0.00           0.00
 Goodwill impairment.........        0.03             -              -
                               -----------   -----------   ------------
 Adjusted net income (loss)..  $    (0.05)   $     0.04    $      0.57
                               ===========   ===========   ============

Diluted
 Reported net income (loss)..  $    (0.08)   $     0.04    $      0.50
 Goodwill amortization.......           -          0.00           0.00
 Goodwill impairment.........        0.03             -              -
                               -----------   -----------   ------------
 Adjusted net income (loss)..  $    (0.05)   $     0.04    $      0.50
                               ===========   ===========   ============


Note 11 - Employee Salary Deferral Plan
----------------------------------------

HemaCare's Employee Salary Deferral Plan qualifies under Section 401(k) of the Internal Revenue Service Code (the "401(k) Plan"). In 2001, 2000 and 1999, the Company elected to match 50 percent of each participant's contribution, up to 5% of the participants' annual salary, with HemaCare common stock. During 2002, 2001 and 2000, HemaCare issued 76,365 shares ($122,000), 92,848 shares ($93,000) and 115,133 shares ($75,000) of common stock as matching contributions for the 2001, 2000 and 1999 plan years, respectively. The Company intends to issue contribute cash in the amount of $131,000 in 2003 as matching contributions for the 2002 plan year.

Note 12 - Commitments and Contingencies
---------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks Center's paid donors, were exempted from this law by a series of state statutes, which, expired on January 1, 2003. Effective January 2, 2003, the Company will only accept platelet donations from volunteer donors. During 2002, 2001 and 2000 revenues from paid apheresis platelet donors were $5,374,000, $5,956,000 and $5,593,000 respectively.

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


The Company entered into a long-term commitment with a vendor to purchase kits used to produce blood products from blood donors and to provide blood services to patients. Under the terms of the agreement, the Company is obligated to purchase $10 million of kits at established prices through July 2006. During 2002, the Company purchased approximately $2.9 million of kits.

Note 13 - Segment Information
------------------------------

The Company operates in two business segments as follows:

- Blood Products: Collection, processing and distribution of blood products and donor testing.
- Blood Services: Therapeutic apheresis and stem cell collection procedures and other therapeutic services provided to patients.

Management uses more than one criterion to measure segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:

                                 Blood Products  Blood Services
2002
Depreciation and amortization    $  226,000      $    19,000
Expenditures for fixed assets     1,300,000                -

2001
Depreciation and amortization    $  109,000      $    27,000
Expenditures for fixed assets     1,097,000          145,000

2000
Depreciation and amortization    $   65,000      $    26,000
Expenditures for fixed assets       154,000           31,000


Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.

Note 14 - Discontinued Operations
---------------------------------

In November 1995, the Company discontinued the operations of HBI, a wholly owned subsidiary, including the research and development of Immupath and the associated specialty plasma business.

During the wind down of the research and development operations, the Company manufactured a supply of Immupath to supply the patients still receiving treatment for a limited period of time. There are currently two patients receiving Immupath treatments. The Company has a reserve of $68,000 at December 31, 2002, for costs relating to the two patients receiving Immupath treatments. The Company does not expect discontinued operations to have a material impact on future operating results.

Note 15 - Allowance for Doubtful Accounts
-------------------------------------------

Increases to the allowance for doubtful accounts totaled $0, $10,000 and $21,000 for the years ended December 31, 2002, 2001 and 2000, respecttively. Write-offs against the allowance for doubtful accounts totaled $4,000, $2,000 and $73,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                            EXHIBIT INDEX

    3.1   Restated Articles of Incorporation of the Registrant.

    4.4 Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003.

    4.5 Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003.

   10.2   Loan and Security Agreement between the Registrant and Comerica
          Bank dated November 19, 2002.


   10.8   Employment Letter between the Registrant and Judi Irving, dated
          December 6, 2002.

   10.9   Separation Agreement between the Registrant and Alan C.
          Darlington, dated September 28, 2002.

   10.10  Master Security Lease Agreement between the Registrant and GE
          Capital Healthcare Financial Services dated December 26, 2002.

   11     Computation of earnings (loss) per common equivalent share.

   21     Subsidiaries of the Registrant.

   23.1   Consent of Ernst & Young LLP, Independent Auditors.

   23.2   Notice Regarding Consent of Arthur Andersen LLP.

   99.1   Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
          Section 906 fo the Sarbanes Oxley Act of 2002.