Form 10-Q
period 2003-03-31
HEMACARE CORP /CA/
filed 2003-05-15
CIK 801748

===========================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                  OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

Commission File Number 0-15223

                         HEMACARE CORPORATION
        (Exact name of registrant as specified in its charter)


          California                               95-3280412
---------------------------------              -------------------
(State or other jurisdiction                   I.R.S. Employer
of incorporation or organization)              Identification No.


           21101 Oxnard Street
       Woodland Hills, California                      91367
(Address of principal executive offices)             (Zip Code)


(Registrant's telephone number, including area code): (818) 226-1968

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes / /  No /X/

As of May 10, 2003, 7,751,090 shares of Common Stock of the registrant were issued and outstanding.

==========================================================================

                                  INDEX

                HEMACARE CORPORATION AND SUBSIDIARIES

                                                                  Page
                                                                 Number
                                                                 -------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 2003
         (unaudited) and December 31, 2002......................    1

         Consolidated Statements of Operations - Three Months
         Ended March 31, 2003 and 2002 (unaudited)..............    2

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2003 and 2002 (unaudited)..............    3

         Notes to Consolidated Financial Statements - March
         31, 2003...............................................    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    6

Item 3.  Qualitative and Quantitative Disclosures About Market
         Risk...................................................   16

Item 4.  Controls and Procedure.................................   16


PART II.  OTHER INFORMATION
---------------------------

Item 1   Legal Proceedings......................................   16

Item 2.  Changes in Securities and Use of Proceeds..............   16

Item 3.  Defaults Upon Senior Securities........................   16

Item 4.  Submission of Matters to a Vote of Security Holders....   17

Item 5.  Other Information......................................   17

Item 6.  Exhibits and Reports on Form 8-K.......................   17

SIGNATURES......................................................   17

CERTIFICATIONS..................................................   18

PART 1.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements


                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                            March 31,	   December 31,
                                                              2003             2002
                                                          ------------     ------------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,206,000      $ 1,048,000
  Accounts receivable, net of allowance for
    doubtful accounts - $205,000 (2003) and $208,000
    (2002).............................................     4,322,000        4,932,000
  Product inventories and supplies.....................       978,000          795,000
  Prepaid expenses.....................................       285,000          295,000
  Deferred income taxes................................       402,000          402,000
                                                          ------------     ------------
              Total current assets.....................     7,193,000        7,472,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,598,000 (2003) and $2,450,000 (2002)..............     3,367,000        3,308,000
Deferred taxes.........................................     2,576,000        2,582,000
Other assets...........................................        84,000           93,000
                                                          ------------     ------------
                                                          $13,220,000      $13,455,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,957,000      $ 2,277,000
  Accrued payroll and payroll taxes....................     1,528,000        1,231,000
  Other accrued expenses...............................       135,000          133,000
  Current obligations under capital leases.............        90,000           90,000
  Current obligations under notes payable..............       200,000          199,000
  Reserve for discontinued operations..................        66,000           68,000
                                                          ------------     ------------
              Total current liabilities................     3,976,000        3,998,000

Obligations under capital leases, net
  of current portion...................................       228,000          246,000
Notes payable, net of current portion..................       906,000        1,107,000
Other long-term liabilities............................        15,000           17,000
Commitments and contingencies..........................
Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,751,090 issued and outstanding in
    2003 and 2002......................................    13,316,000       13,316,000
  Accumulated deficit..................................    (5,221,000)      (5,229,000)
                                                          ------------     ------------
              Total shareholders' equity...............     8,095,000        8,087,000
                                                          ------------     ------------
                                                          $13,220,000      $13,455,000
                                                          ============     ============

            The accompanying notes are an integral part of these
                        consolidated financial statements.

                             HEMACARE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                           Three months ended March 31,
                                               2003            2002
                                           ------------   ------------
Revenues:
     Blood products....................    $4,946,000     $4,389,000
     Blood services....................     1,985,000      1,932,000
                                           -----------    -----------
      Total revenue....................     6,931,000      6,321,000

Operating costs and expenses:
     Blood products....................     4,721,000      4,276,000
     Blood services....................     1,268,000      1,287,000
                                           -----------    -----------
     Total operating costs and
        expenses.......................     5,989,000      5,563,000


     Gross profit......................       942,000        758,000

General and administrative
   expenses............................       928,000        977,000
                                           -----------    -----------
Income (loss) before income taxes......        14,000       (219,000)
Provision (benefit) for income
  taxes................................         6,000        (81,000)
                                           -----------    -----------
   Net income (loss)...................    $    8,000     $ (138,000)
                                           ===========    ===========


Basic and diluted per share amounts....    $     0.00     $    (0.02)
                                           ===========    ===========

Weighted average shares
    outstanding - basic................     7,751,000      7,591,000
                                           ===========    ===========
Weighted average shares
    outstanding - diluted..............     7,834,000      7,591,000
                                           ===========    ===========

             The accompanying notes are an integral part of these
                     consolidated financial statements.
                                   2

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three months ended March 31
                                                                 2003           2002
                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss)......................................... $    8,000    $ (138,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization..........................    148,000         96,000
     Non cash compensation related to employee severance....          -         56,000
     Deferred income taxes used to offset current period
      income................................................      6,000        (81,000)

Changes in operating assets and liabilities:
      Decrease in accounts receivable.......................    610,000        621,000
      Increase in inventories, supplies and prepaid
       expenses.............................................   (173,000)      (181,000)
      Decrease in other assets..............................      9,000         43,000
      (Decrease) increase in accounts payable, accrued
       expenses and other liabilities.......................    (23,000)        55,000
      Expenditures for discontinued operations..............     (2,000)        (1,000)
                                                             -----------    -----------
      Net cash provided by operating activities.............    583,000        470,000

Cash flows from investing activities:
  Purchase of plant and equipment, net......................   (207,000)      (354,000)
                                                             -----------    -----------
  Net cash used in investing activities.....................   (207,000)      (354,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options...................          -          4,000
  Principal payments on line of credit, capital leases
   and notes payable........................................   (218,000)       (49,000)
  Proceeds from capitalized leases..........................          -        100,000
                                                             -----------    -----------
  Net cash (used in) provided by financing activities.......   (218,000)        55,000
                                                             -----------    -----------

Increase in cash and cash equivalents.......................    158,000        171,000
Cash and cash equivalents at beginning of period............  1,048,000      1,025,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,206,000     $1,196,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   20,000     $   10,000
                                                             ===========    ===========
  Income taxes paid......................................... $        -     $        -
                                                             ===========    ===========
Items not affecting cash flow:
  Notes and capitalized leases issued in connection with
   acquisition of plant and equipment....................... $        -     $   31,000
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

                        HemaCare Corporation
             Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
------------------------------------------------------

The accompanying unaudited consolidated financial statements of HemaCare Corporation (the "Company" or "HemaCare") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in HemaCare's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Certain amounts from the first quarter of 2002 have been reclassified to conform to the current period presentation.

Note 2 - Line of Credit and Notes Payable
------------------------------------------

The Company has a working capital line of credit with a bank. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.75% as of March 31, 2003). As of March 31, 2003, the Company's net borrowings on this line of credit were $600,000 and the Company had unused availability of $1.4 million. This line of credit matures in June 2004, and is included in notes payable, net of current portion on the balance sheet.

In addition, the Company has various notes payable with the same bank. At March 31, 2003, the total amount outstanding under these notes is $409,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%.

These loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that require among other things, minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of March 31, 2003, the Company was in compliance with these loan covenants.

Additionally, the Company has another note payable with a finance company. As of March 31, 2003, the balance on this note is $97,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and matures at January 2006. It is collateralized by certain fixed assets.

Note 3 - Shareholders' Equity
------------------------------

The Company has elected to adopt SFAS 123, "Accounting for Stock-Based Compensation," for disclosure purposes only and applies the provision of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2003 or 2002. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the Company's net income and net income per share would have been as follows:

                                              Quarter Ended March 31,
                                                  2003        2002
                                              ----------   ----------

Net income (loss) as reported................ $   8,000    $(138,000)
Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax
 effects.....................................   (28,000)    (163,000)
                                              ----------   ----------
Pro forma net loss........................... $ (20,000)   $(301,000)
                                              ==========   ==========

Net income (loss) per share - basic and
 diluted
    As reported.............................. $    0.00    $   (0.02)
    Pro forma................................ $   (0.00)   $   (0.04)


Note 4 - Earnings per Share
---------------------------

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:


                                              Quarter Ended March 31,
                                                  2003        2002
                                              ----------   ----------

Net income (loss)............................ $   8,000    $(138,000)
                                              ==========   ==========

Shares outstanding........................... 7,751,000    7,591,000
Net effect of diluted options................    83,000            -
                                              ----------   ----------
Dilutive shares outstanding.................. 7,834,000    7,591,000
                                              ==========   ==========


Options and warrants outstanding for 1,633,000 shares and 2,156,000 shares for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5 - Provision for Income Taxes
-----------------------------------

The Company believes that it is more likely than not that it will be able to utilize the deferred tax assets to offset taxable income in future periods. In the event the Company does not achieve profitability, this asset may be written off.

Note 6  - Business Segments
--------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------    -----------------------------------------------------------

Factors Affecting Forward-Looking Information
---------------------------------------------

The  matters  addressed  in  this Item  2  that  are  not  historical information constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the control of the Company. These factors include, without limitation, those described below under the heading "Risk Factors Affecting the Company." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

The following discussion should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1 - Financial Statements" above.

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

Results of Operations
----------------------

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

OVERVIEW

Revenue for the three months ended March 31, 2003 was $6,931,000, compared to $6,321,000 in the same period of 2002. The increase of $610,000 (10%) reflects higher revenue from our new BMPs, the expansion of our California mobile operations and increase in demand for therapeutic apheresis procedures in higher priced regions. These increases were partially offset by fewer single donor platelet collections from our Sherman Oaks platelet program.

Gross profit was $942,000 (13.6% of revenue) for the three months ended March 31, 2003, compared to $758,000 (12.0% of revenue) in the first quarter of 2002. The increase is due to better pricing of red blood cells, an increase in the number of therapeutic apheresis procedures performed in higher margin locations and greater operating efficiencies in our California mobile program. These items were partially offset by BMP losses.

General and administrative expenses were $928,000 during the first quarter of 2003, compared to $997,000 during the first quarter of 2002. During the first quarter of 2002, we incurred substantial expenses related to our litigation against the American Red Cross ("ARC") and certain non cash compensation expense related to the extension of certain employee stock options. These reductions were partially offset by an expanded information technology department to support our blood bank computer system and other technology initiatives.

BLOOD PRODUCTS

Our revenues and expenses are summarized in the following table.


                                                (In thousands)
                   Mature BMPs (1)     California Mobiles      New BMPs            Total
                 ------------------    ------------------  ----------------   ---------------
                  2003       2002        2003      2002     2003      2002      2003    2002
                 --------   -------    -------   --------  -------   ------   -------  -------
Revenue          $  2,737   $ 3,108    $ 1,805   $1,190    $   404   $   91   $ 4,946  $ 4,389
Gross Profit     $    277   $   412    $   237   $ (105)   $  (289)  $ (194)  $   225  $   113
GP%                  10.1%     13.3%      13.1%    -8.9%      -71.5% -213.4%      4.6%     2.6%

Collections
   SDP             4,589      5,645         14        -        157      141     4,760    5,786
   WB              2,967      3,470      9,165    7,444      1,998      299    14,130   11,213


SDP - Single donor platelets
WB -  Whole Blood

(1) Mature BMPs are those that have been open for at least 18 months as of January 1, 2003. Our BMP in Chicago opened in June 2001 and is included in new BMPs as of March 31, 2002. Beginning in January of 2003, it is included in mature BMPs.


Mature BMPs

Revenue from our mature blood products programs provided first quarter revenue of $2.7 million in 2003, compared to $3.l million in the same period of 2002. Our gross profit margin from mature blood management programs was 10.1% in the first quarter of 2003, compared to 13.3% in the first quarter of 2002. The decrease in revenue and gross profit percentage is primarily attributable to a 23% decrease in platelet collections, or $416,000 of revenue and $133,000 in gross profits, in our Sherman Oaks program. This decrease reflects the change from a paid to volunteer donor program as of January 1, 2003. Despite the decrease in collections, the gross profit margin of this program has remained constant between periods. However, our platelet pricing in Southern California has come under renewed pressure from our competition. Our blood management program at Long Beach Memorial Medical Center was terminated in August of 2002 and our blood management program at the University of Irvine Medical Center was terminated in January 2003. Together, these programs generated $196,000 in revenue and a loss of $7,000 for the three months ended March 31, 2002. The loss of revenue from these programs was partially offset by greater whole blood collections in our other programs; however, a number of these programs currently have whole blood collection costs that exceed the associated revenue.

California Mobiles

Revenue from our California mobile operations increased to $1,805,000 during the first quarter of 2003, compared to $1,190,000 during the same period of 2002. Our gross profit from mobiles was $237,000 (13.1% of revenue) during the quarter ended March 31, 2003, compared to a loss of $105,000 during the quarter ended March 31, 2002. The revenue increase of $615,000 (52%) reflects increased collections and better red cell pricing. Our average revenue per red cell unit in the first quarter of 2003 was $184 compared to $148 during the first quarter of 2002. We believe the market price for red cells in Southern California exceeds our current pricing. We continue to work toward bringing our average red cell prices in line with current market prices in Southern California. Our margins improved due to the efficiencies associated with higher collection volumes and increased production and sales of fresh frozen plasma.

New BMPs (open less than 18 months)

We operate new programs in Bangor, Maine; Williston, Vermont; Albany, New York; and Durham, North Carolina. Together, these programs generated revenue of $404,000 during the three months ended March 31, 2003 and an operating loss of $289,000. During the quarter ended March 31, 2002, the Chicago program was our only new BMP with revenue and it provided revenue of $91,000 and a loss of $89,000 (the results of our Chicago program are now included with the mature programs in
2003). In addition to the Chicago program, we incurred pre-opening expenses of $105,000 at our other programs during the three months ended March 31, 2002. Our focus for these programs is to signifi-cantly increase the number of whole blood and platelet donations. During the quarter ended March 31, 2003, several additional donor recruiters were hired with the expectation of higher collections in future periods, although it often requires several months for new recruiters to develop a significant donor base.

BLOOD SERVICES

Revenue from blood services was $1,985,000 during the quarter ended March 31, 2003, compared to $1,932,000 during the same period of 2002. The increase of $53,000 (2.7%) reflects an increase of 2.4% in the number of therapeutic apheresis procedures performed from 1,694 procedures performed in the first quarter of 2002 to 1,735 procedures in the first quarter of 2003. Additionally, we performed more procedures in higher margin regions and increased prices in some regions. Consequently, our gross profits increased to $717,000 (36% of revenue) during the three months ended March 31, 2003, compared to $645,000 (33% of revenue) during the three months ended March 31, 2002. We continue to offer a physician education program in California and New York and we are in the process of expanding that program to other targeted geographic markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $928,000 during the three months ended March 31, 2003, compared to $977,000 during the same period of 2002. The decrease of $49,000 (5%) reflects a reduction in legal fees associated with the settlement of the American Red Cross litigation in 2002. Additionally, during the first quarter of 2002, we incurred $56,000 of non cash compensation expense associated with the extension of certain stock options to our former President of West Coast Products who resigned during the third quarter of 2001. These decreases were partially offset by increases in our information technology department to support the expansion of our blood bank computer system and other technology initiatives.

Critical Accounting Policies and Estimates
------------------------------------------

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

Income Taxes: As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statements of operations.

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, we had cash and cash equivalents of $1,206,000 and working capital of $3,217,000.

The Company has a working capital line of credit with a bank. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.75% as of March 31, 2003). As of March 31, 2003, the Company's net borrowings on this line of credit were $600,000. This line of credit matures in June 2004, and is included in notes payable, net of current portion on the balance sheet. As of March 31, 2002, the unused portion of the Company's line of credit was $1.4 million.

In addition, the Company has various notes payable with the same bank. At March 31, 2003, the total amount outstanding under these notes is $409,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%.

These loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of March 31, 2003, we were in compliance with these covenants.

Additionally, the Company has another note payable with a finance company. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets.

The  following table summarizes our contractual obligations  by  year
(in thousands).


                                      Payments Due by Year
                     Total      2004     2005     2006     2007     2008
                    -------   -------   ------   ------   ------   ------
Operating leases    $1,891    $  523    $  495   $  455   $  349   $   69
Capitalized leases     362       114        98       88       62        -
Long-term debt       1,107       200       800      107        -        -
                    ------    ------    ------   ------   ------   ------
Totals              $3,360    $  837    $1,393   $  650   $  411   $   69
                    ======    ======    ======   ======   ======   ======

We are also committed to purchase approximately $17 million of blood collection kits at established prices through 2006.

Cash flow provided from operations was $583,000 during the three months ended March 31, 2003, compared to cash provided by operations of $470,000 during the same period in 2002. During the first quarter of 2003, we continued to work with our customers to reduce the number of days sales outstanding. As a result of this effort, we decreased the number of days sales outstanding to 57 at March 31, 2003, from 62 days at December 31, 2002.

Cash   used   in   investing  activities  primarily  represents   the
acquisition of plant and equipment to support our blood products segment.

Cash used in financing activities during the three months ended March 31, 2003 consists of net payments of $150,000 on our line of credit and other principal payments on our various notes and capitalized leases payable. During the first quarter of 2002, we received $100,000 in proceeds from a capitalized lease used to finance the purchase of equipment.

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


RISK FACTORS AFFECTING THE COMPANY

Our short and long-term success is subject to many factors that are beyond our control. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Quarterly Report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below.

Operating Risk

Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-
paid   donor  was  not  immediately  available.   Apheresis  platelet
products obtained from paid donors were exempted from this law by a series of state statutes, the latest of which expired on January 1, 2003. Consequently, we are no longer able to offer cash compensation to our apheresis platelet donors. In 2002, the Sherman Oaks paid donor program provided revenue of $5.4 million, or 19% of total revenue, and gross profits of $1.4 million. The Company converted its paid program to a 100% volunteer program as of January 1, 2003. The ultimate success of this conversion cannot be determined. In the event the Company is unable to maintain a substantial donor base, it will close this program and may terminate some other blood product activities in Southern California whose profitability depends on sharing overhead with the paid donor program. The loss of this program will have a material adverse financial affect on the Company. Early indications are that the program is operating at approximately 73% of 2002 collection volume.

Nationally, in 2001 the prices for red blood cells increased 35% to 45%. As a result of the price increases, combined with chronic product shortages in many parts of the U.S., we significantly expanded our programs for the collection of whole blood. We added one new BMP in 2001 and four new BMPs in 2002. Our expansion efforts have resulted in new clients and additional blood product revenues. However, to date, our costs relating to blood products operations have increased in amounts greater than our revenues resulting in a decline in profitability.

Management may not be successful in executing its operating plan. Although platelet production activities have been historically profitable, whole blood collections have not. Successful results of both programs are dependent upon management's ability to effectively recruit donors and control operating costs.

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

Reimbursement Rates Have Not Kept Pace with Cost Increases

The reimbursement rates for blood products provided to Medicaid and Medicare patients were based on market prices prevailing several years ago. Market prices have increased substantially since that time, but the reimbursement rates have not. At present, the Company's prices are less than the reimbursement rates in its established markets and as a result, the Company's products are profitable. But costs may continue to increase in the future, and there can be no assurance that reimbursement rates will increase at that time. If they do not, our profits could be reduced or eliminated.

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

We Could Lose our Lines of Credit

In December 2002, we replaced our then existing lines of credit with a new $2.0 million working capital line of credit that requires HemaCare to maintain certain financial covenants including profitability coverage. The Company was in compliance with these covenants at March 31, 2003, but maintaining compliance is dependent on achieving the required profitability coverage. In 2002, the Company lost $591,000. Continued losses would violate the terms of the new credit line. From time to time, the Company has failed to comply with the covenants in its bank credit agreements, and has had to seek waivers from its lenders. While in the past lenders have granted these waivers when needed, we are not assured that they will continue to grant them in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under our credit facilities and severely reduce our liquidity and available cash resources.

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

Product Safety and Product Liability

Blood products carry the risk of transmitting infectious diseases, including hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses the latest available technology to test its blood products for known pathogens and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims brought against us could exceed our insurance coverage and materially and adversely affect our financial condition. Furthermore, healthcare regulations are constantly changing and certain changes could require costly compliance or make some of our operations impossible to continue.

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


Item 3.    Qualitative and Quantitative Disclosures About Market
           Risk
-------    -----------------------------------------------------

The Company has $1,424,000 of debt that includes $824,000 of notes payable and capitalized leases with fixed interest rates. The remaining $600,000 of debt represents advances on our working capital line of credit and the interest rate is linked to the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, our interest expense would increase or decrease by approximately $6,000.

Item 4.    Controls and Procedures
-------    -----------------------

Within 90 days prior to the filing date of this report, the Chief Executive Office and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation.


                     PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings
-------     -----------------

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company's insurance coverage. See disclosure in Form 10-K for the year ended December 31, 2002.

Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------

           None.

Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           None.

Item 5.    Other Information
-------    ------------------

           None.

Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------

          a.   Exhibits

               11   Net Income per Common and Common Equivalent Share

               99.1 Certification Pursuant to 18 U.S.C. 1350 Adopted
                    Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

          b.   Reports on Form 8-K

               On March 13, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated March 13, 2003, announcing the Company's 2002 Fourth Quarter and Year End Financial Results.

               On April 8, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated April 8, 2003, announcing the development of a liquid IVIG manufacturing process.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 15, 2003                     HEMACARE CORPORATION
      ----------------               ---------------------------
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

                            CERTIFICATION

I, David Fractor certify that:

1.    I  have reviewed this quarterly report on Form 10-Q of HemaCare
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in, all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant, and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                     /s/ David Fractor
                                   ____________________________
                                   Chief Financial Officer

                            CERTIFICATION

I, Judi Irving certify that:

1.   I  have  reviewed this quarterly report on Form 10-Q of HemaCare
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant, and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                /s/ Judi Irving
                              _______________________________
                              Chief Executive Officer