Form 10-Q
period 2003-06-30
HEMACARE CORP /CA/
filed 2003-08-11
CIK 801748

==========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark one)
/X/ 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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


                                  (818) 226-1968
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes / /  No /X/

As of August 11, 2003, 7,751,060 shares of Common Stock of the registrant were issued and outstanding.

=============================================================================

                         HEMACARE CORPORATION AND SUBSIDIARIES
                                    INDEX TO FORM 10-Q
                           FOR THE THREE AND SIX MONTHS ENDED
                                        JUNE 30, 2003

                                                                             Page
                                                                            Number
									    ------
PART I.	FINANCIAL INFORMATION
------- ---------------------

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
        December 31, 2002..................................................     1

	Consolidated Statements of Operations for the three and six months
        ended June 30, 2003 and 2002 (unaudited)...........................     2

	Consolidated Statements of Cash Flows for the six months ended June
        30, 2003 and 2002 (unaudited)......................................     3

	Notes to Unaudited Consolidated Financial Statements...............     4

Item 2.	Management's Discussion and Analysis of Financial Condition and
 	Results of Operations..............................................     6

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.........    19

Item 4.	Controls and Procedure.............................................    19


PART II. OTHER INFORMATION
-------- -----------------

Item 1	Legal Proceedings..................................................    19

Item 2.	Changes in Securities and Use of Proceeds..........................    19

Item 3.	Defaults Upon Senior Securities....................................    19

Item 4.	Submission of Matters to a Vote of Security Holders................    19

Item 5.	Other Information..................................................    19

Item 6. Exhibits and Reports on Form 8-K...................................    20

SIGNATURES.................................................................    21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                            June 30,	   December 31,
                                                              2003             2002
                                                          ------------     -----------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $   714,000      $ 1,048,000
  Accounts receivable, net of allowance for
    doubtful accounts - $206,000 (2003) and $208,000
    (2002).............................................     4,201,000        4,932,000
  Product inventories and supplies.....................       795,000          795,000
  Prepaid expenses.....................................       271,000          295,000
  Deferred income taxes................................       402,000          402,000
                                                          ------------     ------------
              Total current assets.....................     6,383,000        7,472,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,741,000 (2003) and $2,450,000 (2002)..............     3,259,000        3,308,000
Deferred taxes.........................................     2,758,000        2,582,000
Other assets...........................................        84,000           93,000
                                                          ------------     ------------
                                                          $12,484,000      $13,455,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 2,035,000      $ 2,277,000
  Accrued payroll and payroll taxes....................     1,208,000        1,231,000
  Other accrued expenses...............................       132,000          133,000
  Current obligations under capital leases.............        91,000           90,000
  Current obligations under notes payable..............       654,000          199,000
  Reserve for discontinued operations..................        66,000           68,000
                                                          ------------     ------------
              Total current liabilities................     4,186,000        3,998,000

Obligations under capital leases, net
  of current portion...................................       205,000          246,000
Notes payable, net of current portion..................       256,000        1,107,000
Other long-term liabilities............................        14,000           17,000
Commitments and contingencies..........................

Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,751,060 issued and outstanding.......    13,316,000       13,316,000
  Accumulated deficit..................................    (5,493,000)      (5,229,000)
                                                          ------------     ------------
              Total shareholders' equity...............     7,823,000        8,087,000
                                                          ------------     ------------
                                                          $12,484,000      $13,455,000
                                                          ============     ============

            The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                HEMACARE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                               2003          2002            2003          2002
                                           ------------  ------------    -----------   -----------
Revenues:
     Blood products....................    $5,093,000    $4,742,000      $10,039,000   $ 9,131,000
     Blood services....................     1,844,000     2,198,000        3,829,000	 4,130,000
                                           -----------   -----------     ------------  -----------
      Total revenue....................     6,937,000     6,940,000       13,868,000    13,261,000

Operating costs and expenses:
     Blood products....................     5,223,000     4,471,000        9,944,000     8,772,000
     Blood services....................     1,336,000     1,482,000        2,604,000     2,742,000
                                           -----------   -----------     ------------  ------------
     Total operating costs and
        expenses.......................     6,559,000     5,953,000       12,548,000    11,514,000
                                           -----------   -----------     ------------  ------------

     Gross profit......................       378,000       987,000        1,320,000     1,747,000

General and administrative
   expenses............................       832,000     1,018,000        1,760,000     1,997,000
                                           -----------   -----------     ------------  ------------
Loss before income taxes...............      (454,000)      (31,000)        (440,000)     (250,000)
Benefit from income taxes..............      (182,000)      (12,000)        (176,000)      (93,000)
                                           -----------   -----------     ------------  ------------
   Net loss............................    $ (272,000)   $  (19,000)     $  (264,000)  $  (157,000)
                                           ===========   ===========     ============  ============

Loss per share

   Basic and Diluted...................    $    (0.04)    $   (0.00)     $     (0.03)  $     (0.02)
                                           ===========   ===========     ============  ============

Weighted average shares
    outstanding - basic and diluted....     7,751,060     7,611,000        7,751,060     7,601,000
                                           ===========   ===========     ============  ============


                          The accompanying notes are an integral part of
                         these unaudited consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Six Months Ended June 30,
                                                             ----------------------------
                                                                 2003           2002
                                                             ------------    ------------
Increase (decrease) in cash and cash equivalents:
------------------------------------------------

Cash flows from operating activities:
  Net loss.................................................. $ (264,000)    $ (157,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization..........................    291,000        192,000
     Compensation expense related to stock options..........          -         56,000
     Issuance of common stock to 401-K plan.................          -        122,000
     Deferred income taxes used to offset current period
      loss..................................................   (176,000)       (93,000)

Changes in operating assets and liabilities:
      Decrease in accounts receivable.......................    731,000      1,000,000
      Decrease (increase) in inventories, supplies and
       prepaid expenses.....................................     24,000       (174,000)
      Decrease in other assets..............................      9,000         44,000
      Decrease in accounts payable, accrued expenses
        and other liabilitiess..............................   (269,000)      (156,000)
      Expenditures for discontinued operations..............     (2,000)        (2,000)
                                                             -----------    -----------
      Net cash provided by operating activities.............    344,000        832,000

Cash flows from investing activities:
  Proceeds from dispostion of plant and equipment...........          -         10,000
  Purchases of equipment, net...............................   (242,000)      (609,000)
                                                             -----------    -----------
  Net cash used in investing activities.....................   (242,000)      (599,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options...................          -          3,000
  Principal payments on line of credit, capital leases
   and notes payable........................................   (586,000)      (282,000)
  Proceeds from line of credit..............................    150,000              -
  Proceeds from capitalized leases..........................          -        100,000
                                                             -----------    -----------
  Net cash used in financing activities.....................   (436,000)      (179,000)
                                                             -----------    -----------

(Decrease) increase in cash and cash equivalents............   (334,000)        54,000
Cash and cash equivalents at beginning of period............  1,048,000      1,025,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $  714,000     $1,079,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   42,000     $   31,000
                                                             ===========    ===========
  Income taxes paid......................................... $        -     $        -
                                                             ===========    ===========

Items not affecting cash flow:
  Notes and capitalized leases issued in connection with
   acquisition of plant and equipment....................... $        -     $   31,000
                                                             ===========    ===========

                        The accompanying notes are an integral part of
                       these unaudited consolidated financial statements.

                                      HemaCare Corporation
                       Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2003 and 2002 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2003. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

USE OF ESTIMATES

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2003 and December 31, 2002, the Company had uninsured cash and cash equivalents of $488,000 and $818,000, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Line of Credit and Notes Payable
-----------------------------------------

The Company has a working capital line of credit with a bank. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.5% as of June 30, 2003). As of June 30, 2003, the Company's net borrowings on this line of credit were $450,000 and the Company had unused availability of $1,550,000. This line of credit matures in June 2004, and is included in current obligations under notes payable.

In addition, the Company has various notes payable with the same bank. At June 30, 2003, the total amount outstanding under these notes is $371,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%.

These loans (including the line of credit) are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that require among other things, minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of June 30, 2003, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended June 30, 2003, the Company incurred a loss. The bank has waived this violation.

Additionally, the Company has another note payable with a finance company. As of June 30, 2003, the balance on this note was $89,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and matures at January 2006. It is collateralized by certain fixed assets.

Note 3 - Shareholders' Equity
-----------------------------

The Company has elected to adopt SFAS 123, "Accounting for Stock-Based Compensation," for disclosure purposes only and applies the provision of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2003 or 2002. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the Company's net loss per share would have been as follows:


                                 Three Months Ended           Six Months Ended
                                     June 30,                     June 30,
                              -------------------------  -------------------------
                                 2003            2002        2003           2002
                              -----------   -----------  -----------   -----------
Net loss as reported......... $ (272,000)   $  (19,000)  $ (264,000)   $ (157,000)

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related
 tax effects.................    (25,000)      (27,000)     (53,000)      (53,000)
                              -----------   -----------  -----------   -----------
Pro forma net loss........... $ (297,000)   $  (46,000)  $ (317,000)   $ (210,000)
                              ===========   ===========  ===========   ===========

Net loss per share - basic
 and diluted
         As reported........ $     (0.04)   $    (0.01)  $    (0.03)   $    (0.02)

         Pro forma.......... $     (0.04)   $    (0.01)  $    (0.04)   $    (0.03)



Note 4 - Earnings per Share
---------------------------

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:


                                 Three Months Ended           Six Months Ended
                                     June 30,                     June 30,
                              -------------------------  -------------------------
                                 2003            2002        2003           2002
                              -----------   -----------  -----------   -----------
Net loss....................  $ (272,000)   $  (19,000)  $ (264,000)   $ (157,000)
                              ===========   ===========  ===========   ===========

Shares outstanding..........   7,751,060     7,611,000    7,751,060     7,601,000
Net effect of diluted
 options....................           -             -            -             -
                              -----------   -----------  -----------   -----------
Dilutive shares outstanding.   7,751,060     7,611,000    7,751,060     7,601,000
                              ===========   ===========  ===========   ===========



Options and warrants outstanding for 1,685,000 shares and 2,226,000 shares for the three and six months ended June 30, 2003 and 2002, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  ---------------------------------------------------------------

Factors Affecting Forward-Looking Information
---------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

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

Our blood products segment supplies hospitals with a portion of their blood product needs. We perform blood collection on behalf of our hospital clients. We also provide our hospital clients with apheresis platelets, specialty blood components purchased from other blood centers, and donor testing services.

Blood services include therapeutic apheresis procedures, stem cell collection and other blood treatments provided to patients. These procedures are generally performed in a hospital setting.

We have entered into blood management programs ("BMPs") with many of our hospital customers. Under a BMP arrangement, a hospital (or a group of hospitals) contracts with us to provide management services which may include operation of a donor center, mobile blood drives and blood services. A BMP provides our hospital customers with a safe and reliable source of blood products and services at a reasonable cost, as well as assisting them in achieving their financial, regulatory compliance and patient service goals related to blood products and services.

Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE
30, 2002

Overview

Second quarter results reflect continuing losses in our east coast and mid-west blood management programs, decreases in production volume in our California operations and higher operating costs.

We are actively addressing what we believe are the production issues in California. We are evaluating the potential of our programs outside of California and determining the actions necessary to return the Company to profitability. As a result, we may terminate some activities in 2003.

Revenues for the three months ended June 30, 2003 were $6,937,000, virtually unchanged from $6,940,000 during the same period in 2002. During the quarter ended June 30, 2003, revenues from our blood products increased $351,000 compared to the same period last year due to the growth of our California mobile operations (which increased $605,000 during the quarter), and to our new BMPs (which increased $359,000 during the quarter). The Company also benefited from an increase in the average revenue per blood cell unit during the quarter from $165 to $191. These increases were offset by decreases in revenues at our mature BMPs of $613,000 which was mainly due to i) a decrease in revenues relating to platelet collections in our Sherman Oaks program of $414,000 reflecting the change from a paid to a volunteer program as of January 1, 2003, and ii) the termination of our blood management programs at Long Beach Memorial Medical Center in August 2002 and the University of Irvine Medical Center in January 2003 which
resulted in a decrease of $232,000 in revenues.   Additionally, we
performed fewer therapeutic apheresis procedures which resulted in a decrease of $354,000 in blood services revenues.

For the three months ended June 30, 2003, gross profit was $378,000 (or 5.4% of revenues), compared to $987,000 (or 14.2% of revenues) during the same period in 2002. The decrease of $609,000 was mainly due to i) the change in our Sherman Oaks program from a paid to a volunteer program as of January 1, 2003, which remains profitable but reflects a decrease of $175,000 in gross profit, ii) an increase in losses from our new BMPs of $128,000, iii) fewer higher margin therapeutic apheresis procedures performed as compared to the prior year which contributed a decrease of $208,000 in gross profit, iv) additional expenses relating to hiring and training of new employees, and v) higher insurance premiums.

General and administrative expenses decreased by $186,000, or 18%, to $832,000 in the three months ended June 30, 2003 from $1,018,000 in the same period of 2002. The decrease was mainly due to non-recurring 2002 expenses related to our litigation against the American Red Cross ("ARC") which was settled in 2002. This decrease was partially offset by an increase in salaries and benefits relating to the expansion of our information technology department to support our blood bank computer system and other technological initiatives.

Blood Products
--------------

Our revenues and expenses are summarized in the following table.


                                  (Revenues and Gross Profit in Thousands)
                  Mature BMPs (1)   California Mobiles       New BMPs            Total
                ------------------  ------------------  ------------------  ---------------
                  2003       2002     2003      2002      2003      2002      2003    2002
                --------  --------  --------  --------  --------  --------  -------- -------
Revenues        $ 2,576   $ 3,189   $ 1,944   $ 1,339   $   573   $   214   $ 5,093  $ 4,742
Gross Profit    $    27   $   453   $   115   $   (38)  $  (272)  $  (144)  $  (130) $   271
GP%                 1.1%     14.2%      5.9%     -2.8%    -47.6%    -67.2%     -2.6%     5.7%

Units Sold
  SDP             4,332     5,456         35        -       310       221     4,677    5,677
  WB              2,998     3,451      8,646    7,758     2,289       770    13,933   11,979


SDP - Single donor platelets
WB - Whole blood

(1) Mature BMPS are those that have been open for at least 18 months as of April 1, 2003. Our BMP in Chicago opened in June 2001 and is included in new BMPS as of June 30, 2002. Beginning in January 2003, it is included in mature BMPs.


Mature BMPs

For the three months ended June 30, 2003, revenues from our mature blood products programs decreased by $613,000, or 19%, to $2,576,000 from $3,189,000 in the same period of 2002. This decrease in revenues at our mature BMPs was mainly due to i) a decrease in platelet collections in our Sherman Oaks program of $414,000 reflecting the change from a paid to a volunteer program as of January 1, 2003, ii) the termination of our blood management programs at Long Beach Memorial Medical Center in August 2002 and the University of Irvine Medical Center in January 2003 contributing a decrease of $232,000, and iii) a loss of a testing customer accounting for a $100,000 decrease in revenues. These decreases were partially offset by the inclusion of our Chicago blood management program as a mature BMP in 2003 accounting for $186,000 in revenues.

For the three months ended June 30, 2003, gross profit from our mature blood products programs decreased by $426,000, or 94%, to $27,000 from $453,000 in the same period of 2002. Our gross profit percentages from our mature blood products programs decreased to 1.1% in 2003 from 14.2% in
2002.   This decrease at our mature BMPs reflects i) the change in our
Sherman Oaks program from a paid to a volunteer program as of January 1, 2003, which remains profitable but reflects a decrease of $175,000 in gross profit, ii) decreases in gross profit at our testing services of $33,000,
iii) the termination of our blood management programs at Long Beach Memorial Medical Center and at the University of Irvine Medical Center which contributed a decrease of $34,000 to gross profit, iv) the inclusion of our Chicago program in mature blood programs in 2003 which contributed a decrease of $64,000, and v) increased insurance premiums and costs relating to the hiring and training of new recruitment and clinical staff.

California Mobiles

For the three months ended June 30, 2003, revenues from our California mobile operations increased by $605,000, or 45%, to $1,944,000 from $1,339,000 in the same period of 2002. This increase in revenues from our California mobiles is mainly due to increased collections (of whole blood and fresh frozen plasma "FFP") and better red cell pricing. Our average revenue per red cell unit in the second quarter of 2003 was $191 compared to $165 during the second quarter of 2002.

For the three months ended June 30, 2003, gross profit from our California mobile operations increased by $153,000 to $115,000 from a loss of $38,000 in the same period of 2002. Our gross profit percentages from our California mobile operations increased to 5.9% in the second quarter of
2003 from -2.8% in the same period of 2002.   This increase in gross profit
was mainly due to the efficiencies associated with higher collection volumes and increased production and sales of FFP as compared to 2002.

During the three months ended June 30, 2003, our gross profit was negatively impacted by an equipment failure during the month of June which reduced sales of FFP and other blood components.

New BMPs (open less than 18 months as of April 1, 2003)

We operate new programs in Bangor, Maine; Williston, Vermont; Albany, New York; and Durham, North Carolina. Together, these programs generated revenue of $573,000 during the three months ended June 30, 2003 and an operating loss of $272,000. During the quarter ended June 30, 2002, these programs, including our Chicago BMP, provided revenue of $214,000 and a loss of $144,000 (the results of our Chicago program are included in the mature programs in 2003). Our focus for these programs is to significantly increase the number of whole blood and platelet donations. Although whole blood and platelet production for these new centers has increased significantly from prior year, these volumes are not sufficient to generate operating profits. During the six months ended June 30, 2003, several additional donor recruiters were hired with the expectation of higher collections in future periods, although it often requires several months for new recruiters to develop a significant donor base.

Blood Services
--------------

Revenues from blood services decreased by $354,000, or 16%, to $1,844,000 in the second quarter of 2003 from $2,198,000 in the same period of 2002. The decrease was mainly due a decrease of 7.8% in the number of therapeutic apheresis procedures performed from 1,824 procedures performed in the second quarter of 2002 to 1,680 procedures in the second quarter of 2003 (mainly in our California and Connecticut operations), and to a change in the product mix of the services offered by the Company. As such, our gross profits decreased to $508,000 (28% of revenue) during the three months ended June 30, 2003, compared to $716,000 (33% of revenue) during the same period in 2002. We continue to offer a physician education program in California and New York as part of our blood services marketing efforts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased by $186,000, or 18%, to $832,000 in the second quarter of 2003 from $1,018,000 in the same period of 2002. The decrease was mainly due to non-recurring 2002 legal fees associated with the settlement of the ARC litigation which was settled in the later part of 2002. This decrease was partially offset by increases in salaries and benefits relating to the expansion of our information technology department to support our blood bank computer system and other technological initiatives, and by increases in insurance premiums.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Overview
--------

Revenues for the six months ended June 30, 2003 increased by $607,000, or 5%, to $13,868,000 from $13,261,000 in the same period of 2002. During the six months ended June 30, 2003, we experienced increases in blood products revenues from the expansion of our California mobile operations (which contributed an increase of $1,220,000 in revenues during the six months), and increases in our new BMPs (which were not all operational in 2002 and contributed an increase of $672,000 during the six months). The Company also benefited from an increase in the average revenue per blood cell unit during 2003. These increases were partially offset by decreases in revenues at our mature BMPs of $984,000 mainly due to a decrease in revenues relating to platelet collections in our Sherman Oaks program of $830,000 reflecting the change from a paid to a volunteer program as of January 1, 2003, and a decrease in our blood service revenues of $301,000.

For the six months ended June 30, 2003, gross profit was $1,320,000 (or 9.5% of revenues), compared to $1,747,000 (or 13.2% of revenues) during the same period in 2002. The decrease of $427,000 was mainly due to i) the change in our Sherman Oaks program from a paid to a volunteer program as of January 1, 2003 which remains profitable but reflects a decrease of

$309,000 in gross profit, ii) an increase in losses from our new BMPs of $223,000, iii) lower average fees for therapeutic apheresis procedures performed as compared to prior year which contributed a decrease of $163,000 in gross profit, iv) additional expenses incurred in 2003 relating to hiring and training of new employees, v) higher product expiration and donor deferral rates. These decreases were partially offset by an increase in gross profit at our California mobile operations of $495,000 due to increased efficiencies at higher volumes.

General and administrative expenses decreased by $237,000, or 12%, to $1,760,000 in the first six months of 2003 from $1,997,000 in the same period of 2002. The decrease was mainly due to the non-recurring expenses related to our litigation against the ARC in 2002, and certain non cash compensation expense related to the extension of certain employee stock options in 2002. These decreases were partially offset by an increase in salaries and benefits relating to the expansion of our information technology department to support our blood bank computer system and other technological initiatives.

Blood Products
--------------

Our revenues and expenses are summarized in the following table.


                                  (Revenues and Gross Profit in Thousands)
                  Mature BMPs (1)   California Mobiles       New BMPs            Total
                ------------------  ------------------  ------------------  ---------------
                  2003       2002     2003      2002      2003      2002      2003    2002
                --------  --------  --------  --------  --------  --------  -------- -------
Revenues        $ 5,313   $ 6,297   $ 3,749   $ 2,529   $   977   $   305   $10,039  $ 9,131
Gross Profit    $   304   $   840   $   352   $  (143)  $  (561)  $  (338)  $    95  $   359
GP%                 5.7%     13.3%      9.4%     -5.7%    -57.4%   -110.8%      0.9%     3.9%

Units Sold
  SDP             8,921    11,101         49        -       467       362     9,437   11,463
  WB              5,965     6,921     17,811   15,202     4,287     1,069    28,063   23,192


SDP - Single donor platelets
WB - Whole blood

(1) Mature BMPS are those that have been open for at least 18 months as of April 1, 2003. Our BMP in Chicago opened in June 2001 and is included in new BMPS as of June 30, 2002. Beginning in January 2003, it is included in mature BMPs.


Mature BMPs

For the six months ended June 30, 2003, revenues from our mature blood products programs decreased by $984,000, or 16%, to $5,313,000 from $6,297,000 in the same period of 2002. This decrease in revenues at our mature BMPs was mainly due to i) a decrease in revenues relating to platelets collections in our Sherman Oaks program of $830,000 reflecting the change from a paid to a volunteer program as of January 1, 2003, and
ii) the termination of our management programs at Long Beach Memorial Medical Center in August 2002 and the University of Irvine Medical Center
in January 2003 contributing a decrease of $403,000.   These decreases were
partially offset by the inclusion of our Chicago blood management program as a mature BMP in 2003 accounting for $400,000 in revenues.

For the six months ended June 30, 2003, gross profit from our mature blood products programs decreased by $536,000, or 64%, to $304,000 from $840,000 in the same period of 2002. Our gross profit percentages from our mature blood products programs decreased to 5.7% in 2003 from 13.3% in 2002.
This decrease reflects i) the change in our Sherman Oaks program from a paid to a volunteer program as of January 1, 2003, which remains profitable but reflects a decrease of $309,000 in gross profit, ii) decreases due to lower product utilization of two east coast customers due to need and product availability, and iii) increases in recruitment and technology support costs.

California Mobile

For the six months ended June 30, 2003, revenues from our California mobile operations increased by $1,220,000, or 48%, to $3,749,000 from $2,529,000 in the same period of 2002. This increase reflects increased collections and better red cell pricing. Our average revenue per red cell unit in the first six months of 2003 was $187 compared to $157 during the same period of 2002.

For the six months ended June 30, 2003, gross profit from our California mobile operations increased by $495,000 to $352,000 from a loss of $143,000 in the same period of 2002. Our gross profit percentages from our California mobile operations increased to 9.4% in the first six months of
2003 from -5.7% in the same period of 2002.   This increase in gross profit
was mainly due to the efficiencies associated with higher collection volumes and increased production and sales of fresh frozen plasma.

During the three months ended June 30, 2003, our gross profit was negatively impacted by an equipment failure during the month of June which reduced sales of FFP and other blood components.

New BMPs (open less than 18 months as of April 1, 2003)

We operate new programs in Bangor, Maine; Williston, Vermont; Albany, New York; and Durham, North Carolina. Together, these programs generated revenue of $977,000 during the six months ended June 30, 2003 and an operating loss of $561,000. During the six months ended June 30, 2002, these programs, including our Chicago BMP, provided revenue of $305,000 and a loss of $338,000 (the results of our Chicago program are now included in
the mature programs in 2003).   During the six months ended June 30, 2003,
several additional donor recruiters were hired with the expectation of higher collections in future periods, although it often requires several months for new recruiters to develop a significant donor base.

Blood Services
--------------

Revenues from blood services decreased by $301,000, or 7%, to $3,829,000 in the first six months of 2003 from $4,130,000 in the same period of 2002. The decrease was mainly due a decrease of 3% in the number of therapeutic apheresis procedures performed (mainly in our California and Connecticut operations) from 3,518 procedures performed in 2002 to 3,415 procedures in 2003, and to change in the product mix of the services offered by the Company. These decreases were partially offset by an increase in the number of procedures performed at our New York operation. As such, gross profits decreased to $1,225,000 (32% of revenue) during the six months ended June 30, 2003, compared to $1,388,000 (34% of revenue) during the same period in 2002. We continue to offer a physician education program in California and New York as part of our blood services marketing efforts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased by $237,000, or 12%, to $1,760,000 in the first six months of 2003 from $1,997,000 in the same period of 2002. The decrease was mainly due to i) non-recurring legal fees associated with the settlement of the ARC litigation which was settled in late 2002, and ii) certain non cash compensation expense related to the extension of certain employee stock options in 2002. These decreases were partially offset by i) increases in salaries and benefits relating to the expansion of our information technology department to support our blood bank computer system and other technological initiatives, and ii) by increases in insurance premiums.

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

Allowance for Doubtful Accounts: We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to general and administrative expense in the period in which we made such a determination.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, we had cash and cash equivalents of $714,000 and working capital of $2,197,000.

The Company has a working capital line of credit with a bank. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.5% as of June 30, 2003). As of June 30, 2003, the Company's net borrowings on this line of credit were $450,000. This line of credit matures in June 2004, and is included in current obligations under notes payable on the balance sheet. As of June 30, 2003, the unused portion of the Company's line of credit was $1,550,000.

In addition, the Company has various notes payable with the same bank. At June 30, 2003, the total amount outstanding under these notes is $371,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%.

These loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of June 30, 2003, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended June 30, 2003, the Company incurred a loss. The bank has waived this violation.

Additionally, the Company has another note payable with a finance company. As of June 30, 2003, the balance on this note was $89,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets.

The following table summarizes our contractual obligations by year (in thousands).



                     Total    2004     2005    2006    2007    2008
                    -------  -------  ------  ------  ------  ------
Operating leases    $ 1,768  $   529  $  479  $  455  $  282  $   23
Capitalized leases      340      112      95      85      48       -
Notes payable           910      654     193      63       -       -
                    -------  -------  ------  ------  ------  ------
Totals              $ 3,018  $ 1,295  $  767  $  603  $  330  $   23
                    =======  =======  ======  ======  ======  ======


We are also committed to purchase approximately $15 million of blood collection kits at established prices through 2007.

Net cash provided by operating activities was $344,000 and $832,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 from 2002 of $488,000 was mainly due to i) a decrease in accounts receivable of $269,000, ii) an increase in losses before tax of $190,000,
iii) a decrease in stock and stock option compensation of $178,000, and iv) a decrease in account payable and accruals of $113,000. These decreases were partially offset by i) a decrease in inventories and supplies of $198,000, and ii) an increase in depreciation and amortization of $99,000. During the six months ended June 30, 2003, we continued to work with our customers to reduce the number of days sales outstanding to 57 at June 30, 2003, from 62 days at December 31, 2002.

Net cash used in investing activities was $242,000 and $599,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 from 2002 of $357,000 was mainly due to the Company's investments in its new BMPs in 2002, the Company's higher initial investment in technology in 2002, and expenditures on leasehold improvements relating to the Company's move of its corporate headquarters to Woodland Hills in 2002.

Net cash used in financing activities was $436,000 and $179,000 for the six months ended June 30, 2003 and 2002, respectively. The increase of $257,000 was mainly due to a $304,000 increase in principal payments made on the line of credit, capital leases and notes payable, which was partially offset by a net increase of $50,000 in proceeds from the line of credit and capital leases.

We anticipate that our cash on hand and borrowing on our bank line of credit will be sufficient to provide funding for our needs during the next 12 months, including financing our new BMP operations and other working capital requirements, including capital and operating lease commitments.

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

Risk Factors Affecting the Company
----------------------------------

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

Operating Risk
--------------

Our operations outside of California have been generating operating losses for the Company. We are evaluating the potential of each of these programs and may terminate some activities in 2003 which may have a material adverse effect on our business and results of operations.

Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors were exempted from this law by a series of state statutes, the latest of which expired on January 1, 2003. Consequently, we are no longer able to offer cash compensation to our apheresis platelet donors. In 2002, the Sherman Oaks paid donor program provided revenue of $5.4 million, or 19% of total revenue, and gross profits of $1.4 million. The Company converted its paid program to a 100% volunteer program as of January 1, 2003. In the event the Company is unable to maintain a substantial donor base, it will close this program and may terminate some other blood product activities in Southern California whose profitability depends on sharing overhead with the volunteer donor program. The loss of this program will have a material adverse financial affect on the Company. The program is currently operating at approximately 70% of 2002 collection volume.

Nationally, in 2001 the prices for red blood cells increased 35% to 45%.
As a result of the price increases, combined with chronic product shortages in many parts of the U.S., we significantly expanded our programs for the collection of whole blood. We added one new BMP in 2001 and four new BMPs in 2002. Our expansion efforts have resulted in new clients and additional blood product revenues. However, to date, our costs relating to blood products operations have increased in amounts greater than our revenues resulting in a decline in profitability and losses. Additionally, multi-year contractual agreements limit our ability to significantly increase our sales prices.

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

Market Prices for Blood Do Not Necessarily Reflect Costs
--------------------------------------------------------

We depend on competitive pricing to obtain and maintain sales. As our costs increase, we will not be able to raise our prices commensurately if our competitors do not. Some of our competitors have greater resources than we have to sustain periods of unprofitable sales. Cost increases may therefore have a direct negative effect on our profits and a material adverse affect on our business.

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

We Face Increasing Costs
------------------------

The costs of collecting, processing and testing blood have risen significantly in recent years and will likely continue to rise. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors. New testing protocols have required us to outsource much of our testing. Competition, and in some cases multi-year contractual arrangements, may limit our ability to pass these increased costs on to customers. In this circumstance, the increased costs could reduce our profitability and could have a material adverse effect on our business and results of operations.

Increasing Reliance on Outside Laboratories
-------------------------------------------

We maintain laboratories that are licensed and accredited to test blood products for purity, potency and quality. We utilize outside laboratories for nucleic acid testing. As other new testing and processing technologies are introduced, we may increase our reliance on outside laboratories. In using outside laboratories we will have less control over testing quality. In addition, because laboratory facilities competent in these new technologies are scarce, the loss of an outside laboratory because of competition for capacity would have a material adverse effect on our business.

Our Targeted Donor Base Involves Higher Collection Costs
--------------------------------------------------------

Part of our recruitment strategy involves conducting blood drives for organizations that provide a relatively small number of donors. Blood drives directed at smaller donor sites lack the efficiencies associated with larger blood drives. As a result, our collection costs might be higher than our competition and may affect our profitability and growth plans.

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

Universal Leukoreduction
------------------------

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

Historically, only portions of blood component transfusions were leukoreduced and the process was often performed in the hospital setting immediately prior to transfusion rather than pre-storage (at the time of collection or processing). While we have provided only leukoreduced apheresis platelet products for several years, our whole blood component products are not routinely leukoreduced. The adoption of a universal leukoreduced policy for all blood products would raise our costs to manufacturing whole blood products. Competition and multi-year contractual arrangements may limit our ability to pass these increased costs on to customers. In this circumstance, the increased costs could reduce our profitability and could have a material adverse effect on our business and results of operations.

We May Be Unable to Meet Future Capital Needs
---------------------------------------------

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next twelve months. However, the Company incurred a $440,000 loss before tax benefit during the six months ended June 30, 2003, which reduced available cash. The Company may need to raise additional capital in the debt or equity markets. There can be no assurance that we will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that we will be able to obtain sufficient capital to finance future expansion.

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

Reimbursement Rates Have Not Kept Pace with Cost Increases
----------------------------------------------------------

The reimbursement rates for blood products and services provided to Medicaid and Medicare patients were based on medical costs prevailing several years ago. Medical costs have increased substantially since that time, but the reimbursement rates have not. Further increases in medical costs in the future without increases in reimbursement rates may impact the Company's profitability

HemaCare's Business May Face Interruption Due to Terrorism and Increased Security Measures In Response to Terrorism
------------------------------------------------------------------------

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

We Could Lose our Lines of Credit
---------------------------------

In December 2002, we replaced our then existing lines of credit with a new $2.0 million working capital line of credit that requires HemaCare to maintain certain financial covenants including profitability each quarter. As of June 30, 2003, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended June 30, 2003, the Company incurred a loss. The bank has waived this violation, and maintaining compliance is dependent, among other things, on achieving the required profitability. In 2002, the Company lost $591,000. Continued losses would violate the terms of the new credit line. From time to time, the Company has failed to comply with the covenants in its bank credit agreements, and has sought waivers from its lenders. While in the past lenders have granted these waivers when needed, we are not assured that they will continue to grant them in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under our credit facilities and severely reduce our liquidity and available cash resources.

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

Future Technological Developments Could Jeopardize Our Business
---------------------------------------------------------------

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop synthetic substitutes for human blood products. Because our business consists of collecting, processing and distributing human blood and blood products, the introduction and acceptance in the market of synthetic blood substitutes would cause material adverse harm to our business.

Our Operations Depend on Obtaining the Services of Qualified Medical
Professionals
---------------------------------------------------------------------

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

The Company devotes substantial resources to complying with laws and regulations and believes it is currently in compliance. However, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that we have not complied with significant existing regulations, which could materially harm our business. Moreover, healthcare reform is continually under consideration by regulators, and we do not know how laws and regulations will change in the future. Some of these changes could require costly compliance efforts or expensive outsourcing of functions we currently handle internally which could make some of the Company's operations prohibitively expensive or impossible to continue.

Product Safety and Product Liability
------------------------------------

Blood products carry the risk of transmitting infectious diseases, including hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses the latest available technology to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims brought against us could exceed our insurance coverage and materially and adversely
affect our financial condition.   Furthermore, healthcare regulations are
constantly changing and certain changes could require costly compliance or make some of our operations impossible to continue.

Environmental Risks
-------------------

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

Our Articles of Incorporation and Rights Plan Could Delay or Prevent an Acquisition or Sale of HemaCare
-----------------------------------------------------------------------

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

Stocks Traded on the OTC Bulletin Board are Subject to Greater Market Risks than Those of Exchange-Traded and NASDAQ Stocks
---------------------------------------------------------------------------

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

Future Sales of Equity Securities Could Dilute the Company's Common Stock
-------------------------------------------------------------------------

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

Item 3.	 Qualitative and Quantitative Disclosures About Market Risk
-------  -----------------------------------------------------------

The Company has $1,206,000 of debt that includes $756,000 of notes payable and capitalized leases with fixed interest rates. The remaining $450,000 of debt represents advances on our working capital line of credit and the interest rate is linked to the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, our interest expense would increase or decrease by approximately $4,500.

Item 4.	 Controls and Procedures
-------  -----------------------

The Company's chief executive officer / principal financial officer, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the chief executive officer / the principal financial officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to her material information relating to the Company (including its consolidated subsidiaries required to be included in this report).

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established process.

There was no change in the Company's internal controls over financial reporting, known to the chief executive officer / principal financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

	 None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

Item 5.  Other Information
-------  ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

         a.  Exhibits

             11	  Net Loss per Common and Common Equivalent Share

             31	  Certification Pursuant to 18 U.S.C. 1350 Adopted
                  Pursuant to Section 302 of the Sarbanes Oxley Act of
                  2002

             32 Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

         b.  Reports on Form 8-K

             On May 15, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated May 15, 2003, announcing the Company's 2003 First Quarter Financial Results.

             On May 19, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated May 19, 2003, announcing the appointment of Wm. Andrew Heaton, MD and Terry Van Der Tuuk to the Company's Board of
             Directors.

             On June 3, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated June 2, 2003, announcing the appointment of Jody DeVere as the Company's National Director of Sales and Marketing.

             On June 27, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated June 27, 2003, announcing the appointment of Rose Marcario as Chief Financial Officer.

             On July 8, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated July 8, 2003, announcing that the Company has reopened its search for a Chief Financial Officer, and that Rose Marcario, who had accepted the position the prior month, was unable to assume the role due to personnel reasons.

             On July 24, 2003, the Company filed a Form 8-K disclosing under Item 5 (Other Information), a press release dated July 24, 2003, announcing the resignation of Wm. Andrew Heaton from the Company's Board of Directors, and that the Company has reduced its number of directors from six to five.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  August 11, 2003                        HEMACARE CORPORATION
     ---------------------              ---------------------------------
                                                   (Registrant)




                                              /s/  Judi Irving
                                         --------------------------------
                                         Judi Irving , Chief Executive
                                         Officer
                                         (Duly authorized officer on
                                         behalf of the registrant and
                                         principal financial officer)

                                 INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
-------   -----------
  11	  Net Loss per Common and Common Equivalent Share

  31	  Certification Pursuant to 18 U.S.C. 1350 Adopted
          Pursuant to Section 302 of the Sarbanes Oxley Act of
          2002

  32      Certification Pursuant to 18 U.S.C. 1350 Adopted
          Pursuant to Section 906 of the Sarbanes Oxley Act of
          2002