Form 10-Q
period 2003-09-30
HEMACARE CORP /CA/
filed 2003-11-14
CIK 801748

==========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark one)
/X/ 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

As of November 14, 2003, 7,756,060 shares of Common Stock of the registrant were issued and outstanding.

=============================================================================

                         HEMACARE CORPORATION AND SUBSIDIARIES
                                    INDEX TO FORM 10-Q
                           FOR THE THREE AND NINE MONTHS ENDED
                                    SEPTEMBER 30, 2003

                                                                             Page
                                                                            Number
									    ------
PART I.	FINANCIAL INFORMATION
------- ---------------------

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2003 (unaudited)
        and December 31, 2002..............................................     1

	Consolidated Statements of Operations for the three and nine months
        ended September 30, 2003 and 2002 (unaudited)......................     2

	Consolidated Statements of Cash Flows for the nine months ended June
        30, 2003 and 2002 (unaudited)......................................     3

	Notes to Unaudited Consolidated Financial Statements...............     4

Item 2.	Management's Discussion and Analysis of Financial Condition and
 	Results of Operations..............................................     7

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.........    18

Item 4.	Controls and Procedure.............................................    18


PART II. OTHER INFORMATION
-------- -----------------

Item 1	Legal Proceedings..................................................    19

Item 2.	Changes in Securities and Use of Proceeds..........................    19

Item 3.	Defaults Upon Senior Securities....................................    19

Item 4.	Submission of Matters to a Vote of Security Holders................    19

Item 5.	Other Information..................................................    19

Item 6. Exhibits and Reports on Form 8-K...................................    19

SIGNATURES.................................................................    20

                                       i

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                          September 30,	   December 31,
                                                              2003             2002
                                                          ------------     -----------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,057,000      $ 1,048,000
  Accounts receivable, net of allowance for
    doubtful accounts - $274,000 (2003) and $208,000
    (2002).............................................     3,421,000        4,932,000
  Product inventories and supplies.....................       794,000          795,000
  Prepaid expenses.....................................       348,000          295,000
  Deferred income taxes................................             -          402,000
                                                          ------------     ------------
             Total current assets......................     5,620,000        7,472,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $3,364,000 (2003) and $2,450,000 (2002)..............     2,587,000        3,308,000
Deferred taxes.........................................             -        2,582,000
Other assets...........................................        68,000           93,000
                                                          ------------     ------------
                                                          $ 8,275,000      $13,455,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 2,016,000      $ 2,277,000
  Accrued payroll and payroll taxes....................     1,420,000        1,231,000
  Other accrued expenses...............................       549,000          201,000
  Current obligations under capital leases.............        88,000           90,000
  Current obligations under notes payable..............       651,000          199,000
                                                           ------------     ------------
              Total current liabilities................     4,724,000        3,998,000

Obligations under capital leases, net
  of current portion...................................       186,000          246,000
Notes payable, net of current portion..................       206,000        1,107,000
Other long-term liabilities............................        12,000           17,000
Commitments and contingencies..........................

Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,756,060 and 7,751,090 issued and
    outstanding in 2003 and 2002, respectively.........    13,319,000       13,316,000
  Accumulated deficit..................................   (10,172,000)      (5,229,000)
                                                          ------------     ------------
              Total shareholders' equity...............     3,147,000        8,087,000
                                                          ------------     ------------
                                                          $ 8,275,000      $13,455,000
                                                          ============     ============

            The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                HEMACARE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                           --------------------------    -------------------------
                                               2003          2002            2003          2002
                                           ------------  ------------    -----------   -----------
Revenues:
     Blood products....................    $ 5,166,000   $4,979,000      $15,205,000   $14,110,000
     Blood services....................      1,814,000    2,202,000        5,643,000	 6,332,000
                                           ------------  -----------     ------------  -----------
      Total revenue....................      6,980,000    7,181,000       20,848,000    20,442,000

Operating costs and expenses:
     Blood products....................      5,888,000    4,699,000       15,832,000    13,471,000
     Blood services....................      1,268,000    1,460,000        3,872,000     4,202,000
                                           ------------   ----------     ------------  ------------
     Total operating costs and
        expenses.......................      7,156,000    6,159,000       19,704,000    17,673,000
                                           ------------  -----------     ------------  ------------

     Gross profit......................       (176,000)   1,022,000        1,144,000     2,769,000

General and administrative
   expenses............................      1,343,000    1,187,000        3,103,000     3,184,000
Write off of impaired goodwill.........              -      362,000                -       362,000
                                           ------------  -----------     ------------  ------------
Loss before income taxes...............     (1,519,000)    (527,000)      (1,959,000)     (777,000)
Provision (benefit) from income taxes..      3,160,000      (65,000)       2,984,000)     (158,000)
                                           ------------  -----------     ------------  ------------
   Net loss............................    $(4,679,000)  $ (462,000)     $(4,943,000)  $  (619,000)
                                           ============  ===========     ============  ============

Loss per share - basic and diluted.....    $     (0.60)  $    (0.06)     $     (0.64)  $     (0.08)
                                           ============  ===========     ============  ============

Weighted average shares outstanding
  - basic and diluted...................     7,754,000    7,738,000        7,752,000     7,647,000
                                           ============  ===========     ============  ============


               The accompanying notes are an integral part of these
                         unaudited consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Nine months ended September 30,
                                                                 2003            2002
                                                            -------------   ---------------
Increase (decrease) in cash and cash equivalents:
-------------------------------------------------

Cash flows from operating activities:
  Net loss..................................................$(4,943,000)    $ (619,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Provision for bad debts................................    216,000              -
     Depreciation and amortization..........................  1,003,000        299,000
     Loss on disposal of assets.............................      5,000              -
     Compensation expense related to stock options..........          -         56,000
     Issuance of common stock to 401-K plan.................          -        122,000
     Impaired goodwill......................................          -        362,000
     Deferred income taxes used to offset current period
      loss..................................................          -       (158,000)
     Impaired deferred taxes................................  2,984,000              -

Changes in operating assets and liabilities:
      Decrease in accounts receivable.......................  1,295,000        811,000
      Increase in inventories, supplies and
       prepaid expenses.....................................    (52,000)      (210,000)
      Decrease in other assets..............................     25,000         30,000
      Increase in accounts payable, accrued expenses
        and other liabilitiess..............................    271,000        169,000
                                                             -----------    -----------
      Net cash provided by operating activities.............    804,000        862,000

Cash flows from investing activities:
  Proceeds from dispostion of plant and equipment...........      4,000         10,000
  Purchases of equipment, net...............................   (291,000)      (870,000)
                                                             -----------    -----------
  Net cash used in investing activities.....................   (287,000)      (860,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options...................      3,000         53,000
  Principal payments on line of credit, capital leases
   and notes payable........................................   (661,000)      (149,000)
  Proceeds from line of credit..............................    150,000        275,000
                                                             -----------    -----------
  Net cash (used in) provided by financing activities.......   (508,000)       179,000
                                                             -----------    -----------

Increase in cash and cash equivalents.......................      9,000        181,000
Cash and cash equivalents at beginning of period............  1,048,000      1,025,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,057,000     $1,206,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   62,000     $   44,000
                                                             ===========    ===========
  Income taxes paid......................................... $        -     $        -
                                                             ===========    ===========

  Items not affecting cash flow:
    Notes and capitalized leases issued in connection with
     acquisition of plant and equipment..................... $        -     $  131,000
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

                                      HemaCare Corporation
                       Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2003. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2003 and December 31, 2002, the Company had uninsured cash and cash equivalents of $851,000 and $818,000, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Line of Credit and Notes Payable
-----------------------------------------

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of September 30, 2003 the rate paid by the Company was 4.5%. As of September 30, 2003, the Company's net borrowing on this line of credit was $450,000, and the Company had unused availability of $1,550,000. This line of credit matures in June 2004, and is included in current obligations under notes payable.

In addition, the Company has various other equipment notes payable with Comerica Bank - California. As of September 30, 2003, the total amount outstanding under these notes was $325,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.5%. Of the total amount borrowed under these notes, $168,000 is included in "current obligations under notes payable" on the balance sheet.

All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of September 30, 2003, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended September 30, 2003, the Company incurred a loss. The Company has requested, and received a waiver of this covenant violation.

Additionally, the Company has another note payable with One Source Financial. As of September 30, 2003, the balance on this note was $81,000 and is due in full as of January 2006. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $33,000 is included in "current obligations under notes payable" on the balance sheet.


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


                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                              -------------------------  -------------------------
                                 2003            2002        2003           2002
                              -----------   -----------  -----------   -----------
Net loss as reported......... $(4,679,000)  $ (462,000)  $(4,943,000)  $ (619,000)

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related
 tax effects.................     (20,000)     (27,000)      (68,000)     (80,000)
                              ------------  ------------ ------------  -----------
Pro forma net loss........... $(4,699,000)  $ (489,000)  $(5,011,000)  $ (699,000)
                              ============  ============ ============  ===========

Net loss per share - basic
 and diluted
         As reported........ $     (0.60)   $    (0.06)  $    (0.64)   $    (0.08)

         Pro forma.......... $     (0.61)   $    (0.06)  $    (0.65)   $    (0.09)



Note 4 - Earnings per Share
---------------------------

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:


                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                              -------------------------  -------------------------
                                 2003            2002        2003           2002
                              -----------   -----------  -----------   -----------
Net loss....................  $(4,679,000)  $ (462,000)  $(4,943,000)  $ (619,000)
                              ============  ===========  ============  ===========

Shares outstanding..........    7,754,430    7,738,060     7,752,196    7,647,060
Net effect of diluted
 options....................            -            -             -            -
                              -----------   -----------  ------------  -----------
Dilutive shares outstanding.    7,754,430    7,738,060     7,752,196    7,647,060
                              ============  ===========  ============  ===========



Options and warrants outstanding for 1,639,000 shares and 2,034,000 shares for the three and nine months ended September 30, 2003 and 2002, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5 - Provision for Income Taxes
-----------------------------------

Because of recent losses the Company believes that it is no longer possible to sustain the position that it is "more likely than not" that it will be able to utilize its net operating loss carryforward to offset taxable income in future periods. As a result, the Company established a 100% valuation reserve for its deferred tax asset in the third quarter of 2003.

Note 6 - Business Segments
--------------------------

HemaCare operates two business segments as follows:

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

Note 7 - Exit and Disposal Activities
-------------------------------------

As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, as well as the mobile operations associated with these centers in the third and fourth quarters of 2003. The donor centers included in this plan are Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston Vermont. As of September 30, 2003, the donor centers in Albany, New York; two centers in North Carolina; and Williston, Vermont were closed. Costs associated with the closures are reflected in the Company's third quarter results or will be recorded in the fourth quarter in accordance with generally accepted accounting principals.

As a result of the implementation of management's plan to close certain locations as described above, the Company incurred or anticipates will incur certain expenses associated with closing these centers. These expenses included the write-off of $285,000 of certain assets previously used in the operations of the closed donor centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $435,000, and other associated costs.

The following represents a reconciliation of the provision created as a result of the closure of these centers:

                                                          Remaining Accural as of
                              Provision      Utilized       September 30, 2003
                              ---------     ----------    -----------------------
Termination Benefits:         $  77,000     $       0     $    77,000
Lease Abandonment Costs:        275,000             0         275,000
Fixed Asset Write-down:         285,000     $ 285,000               0
                              ---------     ---------     -----------
   Total:                     $ 637,000     $ 285,000     $   352,000
                              =========     =========     ===========



Of the $637,000 provision recorded in the third quarter, $611,000 was recorded as operating expenses and $26,000 was recorded as general and administrative expenses.


Note 8 - Commitments
--------------------

The Company is committed to purchase approximately $14 million of blood collection kits at established prices through 2007. Because of the closures mentioned above, management does not believe the Company's demand for these kits will satisfy the purchase commitment. The Company is presently in negotiations with the supplier to lower the commitment requirement. Based on the preliminary results of these negotiations, management fully expects that a new achievable commitment requirement will be successfully negotiated without any material negative impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Factors Affecting Forward-Looking Information

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

General
-------

HemaCare operates two primary business segments. The first is the blood products segment which supplies hospitals, and other customers, with whole blood, apheresis platelets and other blood products. HemaCare collects blood and other blood products from donors to satisfy customer demand. The Company manages and operates donor centers and mobile donor vehicles to collect blood products from donors.

The second business segment HemaCare operates is blood services, which includes therapeutic apheresis procedures, stem cell collection and other blood treatments provided to patients. These procedures are generally performed in a hospital setting.


Results of Operations
---------------------

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Overview
--------

As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, as well as the mobile operations associated with these centers, in the third and fourth quarters of 2003. The donor centers included in this plan were Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. As of September 30, 2003, the donor centers in Albany, New York; two centers in North Carolina; and Williston, Vermont were closed. Costs associated with the closures are reflected in the Company's third quarter results or will be recorded in the fourth quarter in accordance with generally accepted accounting principles.

As a result of the implementation of management's plan to close certain locations as described above, the Company incurred certain expenses associated with closing these centers in the third quarter. These expenses included the write-off of certain assets previously used in the operations of the closed donor centers, severance payments to 29 terminated employees, recognition of unexpired facility lease obligations, and other associated costs. In addition, because of its recent losses, the Company increased the valuation reserve for the deferred tax asset to 100%.

As a result of the recognition of the expenses associated with closing centers, the increase in the deferred tax asset valuation reserve and ongoing losses in certain blood product operations, the third quarter results reflect a material loss.

Revenues for the quarter ended September 30, 2003 were $6,980,000, which represents a decline in revenue of $201,000, or 2.8%, from $7,181,000 generated during the same period in 2002. During the quarter ended

September 30, 2003, revenues from blood products increased $187,000, or 3.8%, compared to the same period last year due primarily to increased collection activities from California based mobile donor drives. This increase was offset by a decline in revenues from blood services of $388,000, or 17.6%, which was mainly due to a decrease in the number of therapeutic apheresis procedures performed through the Company's California operations. In addition, the Company's Sherman Oaks donor center has experienced a decline in revenue as a result of converting this center's previously paid donor program to a volunteer program.

For the three months ended September 30, 2003, gross profit was ($176,000) compared to $1,022,000 during the same period in 2002. This decrease of $1,198,000 was mainly due to i) expenses associated with closing those certain blood donor centers described earlier as part of management's plan to improve operations, ii) fewer high margin therapeutic apheresis procedures which caused a decrease of $196,000 in gross profit, iii) ongoing losses at donor centers outside of California, and iv) higher insurance premiums.

General and administrative expenses increased by $156,000, or 13.1%, to $1,343,000 in the three months ended September 30, 2003 from $1,187,000 in the same period of 2002. This increase was due to i) expenses incurred associated with implementing management's plan to improve operations, ii) severance for terminated management personnel, and iii) valuation adjustments for certain overhead assets associated with the ceased operations.

Blood Products
--------------

Revenues and expenses for this business segment are summarized in the following table, but for 2002 excludes revenues and expenses associated with donor centers closed prior to the third quarter of 2003:

          For the three month period ended September 30, 2003
               (Revenues and Gross Profit in Thousands)

                  Ongoing Centers      Closed Centers   California Mobiles       Total
                ------------------  ------------------  ------------------  -----------------
                  2003       2002     2003      2002      2003      2002      2003    2002
                --------  --------  --------  --------  --------  --------  --------  -------
Revenues        $ 2,454   $ 2,701   $   843   $   553   $ 1,869   $ 1,447   $ 5,166   $ 4,701
Gross Profit    $   (67)  $   361   $  (890)  $  (172)  $   235  $     49  $   (722)  $   238
Gross Profit %     (2.7)%    13.4%   (105.6)%   (31.1)%    12.6%      3.4%    (14.0)%     5.1%

Units Sold:
  Single DP       3,522     4,305      1,053      967         -         -     4,575     5,272
  Whole Blood     1,582     2,720      1,366      714     8,111     7,572    11,059    11,006


DP - Donor Platelets


Ongoing Donor Centers

For the three months ended September 30, 2003, revenues from ongoing donor centers decreased by $247,000, or 9.1%, to $2,454,000 from $2,701,000 in the same period of 2002. This decrease in revenues was mainly due to a decrease in platelet collections in the Sherman Oaks donor center of $281,000 reflecting the change from a paid to a volunteer program as of January 1, 2003. Third quarter unit sales from the Sherman Oaks donor center did reach 80% of the unit sales achieved in the fourth quarter of 2002, which was prior to the elimination of the paid donor program.

For the three months ended September 30, 2003, gross profit from ongoing donor centers decreased by $428,000 to ($67,000) from $361,000 in the same period of 2002. The gross profit percentage from the ongoing donor centers decreased to (2.7%) in 2003 from 13.4% in 2002. The decrease at these centers reflects i) valuation adjustment for certain assets as a result of ceasing certain operations, ii) the change in the Sherman Oaks program from a paid to a volunteer program as of January 1, 2003, iii) expenses related to implementing management's plan to improve operations, and iv) increased insurance premiums.

California Mobiles

For the three months ended September 30, 2003, revenues from our California mobile operations increased by $422,000, or 29.2%, to $1,869,000 from $1,447,000 in the same period of 2002. This increase in revenues from our California mobiles is mainly due to improved and refocused marketing efforts that resulted in increased collections, and improved whole blood pricing.

For the three months ended September 30, 2003, gross profit from our California mobile operations increased by $186,000 to $235,000 from $49,000 in the same period of 2002. Our gross profit percentage from our California mobile operations increased to 12.6% in the third quarter of 2003 from 3.4% in the same period of 2002. This increase in gross profit is primarily due to the efficiencies associated with higher collection volumes and increased production and sales of plasma as compared to 2002.

Closed Donor Centers

The Company has closed, or targeted to close, the donor centers in Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. Together, these centers generated revenue of $843,000 during the three months ended September 30, 2003 and an operating loss of $890,000. During the quarter ended September 30, 2002, these centers, provided revenue
of $553,000 and produced an operating loss of $172,000.   The increase in
revenues is due in part to higher volume of whole blood units collected as these centers matured. The increase in loss is due to expenses associated with closing these centers. These expenses include an increase in the fixed asset reserve as a result of closing these centers, and lease abandonment expenses accrued for the facilities vacated. In addition, ongoing operating losses, unrelated to implementation of management's plan to close these locations, contributed to the loss in the third quarter.

Blood Services
--------------

Revenues from blood services decreased by $388,000, or 17.6%, to $1,814,000 in the third quarter of 2003 from $2,202,000 in the same period of 2002. The decrease was mainly due a 20.5% decrease in the number of therapeutic apheresis procedures performed from 1,895 procedures performed in the third
quarter of 2002 to 1,506 procedures in the third quarter of 2003.   Gross
profit decreased to $546,000 (30.1% of revenue) during the three months ended September 30, 2003, compared to $742,000 (33.7% of revenue) during the same period in 2002. This is the result of lower procedure volume and fewer higher margin procedures during the period. The Company continues to offer a physician education program in California and New York as part of the marketing effort for the Company's blood services.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased by $156,000, or 13.1%, to $1,343,000 in the third quarter of 2003 from $1,187,000 in the same period of 2002. This increase was primarily due to i) expenses incurred associated with implementing management's plan to improve operations, ii) valuation adjustments for certain overhead assets associated with closed locations totaling $42,000, and iii) severance expenses for terminated managers.

Income Taxes
------------

During the third quarter, the Company recorded a valuation allowance of $3.16 million against its deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. The assets were created as a result of income tax benefits that were recorded as a result of operating losses in prior years. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full. The Company's federal net operating loss carryforwards are not impacted and can continue to be utilized for up to 20 years.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002
------------------------------------------------------------------------

Overview
--------

Revenues for the nine months ended September 30, 2003 increased by $406,000, or 2.0%, to $20,848,000 from $20,442,000 in the same period of 2002. During the nine months ended September 30, 2003, the Company's California mobile operations revenue grew $1,643,000. This was offset by the absence of revenue in 2003 from donor centers closed in 2002, principally in California. In addition, the Company's consolidated revenue was reduced by a decline in blood services revenue of $689,000, or 10.9%.

For the nine months ended September 30, 2003, gross profit was $1,144,000, or 5.5% of revenues, compared to $2,769,000, or 13.5% of revenues, during the same period in 2002. The decrease of $1,625,000 is mainly due to i) expenses incurred in the third quarter related to implementing management's plan to improve operations, ii) fewer high margin therapeutic apheresis procedures which caused a decrease of $359,000 in gross profit, iii) ongoing losses at donor centers outside of California and iv) higher insurance premiums. These were partially offset by an increase in gross profit at the California mobile operations due to increased efficiencies associated with higher collection volumes.

General and administrative expenses decreased by $81,000, or 2.5%, to $3,103,000 in the first nine months of 2003 from $3,184,000 in the same period of 2002. The decrease was mainly due to non-recurring expenses incurred in the first nine months of 2002 related to litigation against the American Red Cross, and severance expenses incurred in 2002 related to the departure of the Company's Chief Executive Officer. The 2003 expenses included i) expenses incurred associated with implementing management's plan to improve operations, ii) severance for terminated management personnel, and iii) valuation adjustments for certain overhead assets associated with the ceased operations.

Blood Products
--------------

Revenues and expenses for this business segment are summarized in the following table, but for 2002 excludes revenues and expenses associated with donor centers closed prior to 2003:

                For the nine month period ended September 30, 2003
                     (Revenues and Gross Profit in Thousands)

                  Ongoing Centers      Closed Centers   California Mobiles       Total
                ------------------  ------------------  ------------------  -----------------
                  2003       2002     2003      2002      2003      2002      2003     2002
                --------  --------  --------  --------  --------  --------  --------  -------
Revenues        $ 7,040   $ 8,399   $ 2,546   $ 1,453   $ 5,619   $ 3,976   $15,205   $13,828
Gross Profit    $   174   $ 1,063   $(1,387)  $  (377)  $   586   $   (94)  $  (627)  $   592
Gross Profit %      2.5%     12.7%    (54.5)%   (25.9)%    10.4%     (2.4)%    (4.1)%     4.3%

Units Sold
  Single DP       9,275    15,891      3,183    1,002         -         -    12,458    16,893
  Whole Blood     3,190     8,143      5,478    1,451    24,753    22,774    33,421    32,368


DP - Donor Platelets


Ongoing Donor Centers

For the nine months ended September 30, 2003, revenues from ongoing donor centers decreased by $1,359,000, or 16.2%, to $7,040,000 from $8,399,000 in the same period of 2002. This decrease in revenues is primarily due to a decrease in revenues relating to platelet collections at the Sherman Oaks donor center of $1,143,000 reflecting the change from a paid to a volunteer program as of January 1, 2003.

For the nine months ended September 30, 2003, gross profit from ongoing donor centers declined by $889,000, or 83.6%, to $174,000 from $1,063,000 in the same period of 2002. The gross profit percentages also declined to 2.5% in 2003 from 12.7% in 2002. This decrease in gross profit reflects i) the change in the Sherman Oaks donor center from a paid to a volunteer program as of January 1, 2003, ii) higher recruitment and technology support costs, and iii) expenses related to implementing management's plan to improve operations.


California Mobiles

For the nine months ended September 30, 2003, revenues from the California mobile operations increased by $1,643,000, or 41.3%, to $5,619,000 from $3,976,000 in the same period of 2002. This increase reflects improved and refocused marketing efforts that resulted in an increase in collection rates, and better whole blood pricing.

For the nine months ended September 30, 2003, gross profit from California mobile operations increased by $680,000 to $586,000 from a loss of $94,000 in the same period of 2002. The gross profit percentage increased to 10.4% in the first nine months of 2003 from (2.4%) in the same period of 2002. This increase is mainly due to the efficiencies associated with higher collection volumes and increased sales of plasma.

Closed Donor Centers

The Company has closed, or targeted to close, the donor centers in Albany, New York; Chicago, Illinois; three donor centers in North Carolina; and in Williston, Vermont. Together, these centers generated revenue of $2,546,000 during the nine months ended September 30, 2003 and an operating loss of $1,387,000. During the nine months ended September 30, 2002, these centers
provided revenue of $1,453,000 and produced   an operating loss of $377,000.
The increase in revenues is due to the higher volume of whole blood units collected as these centers matured during 2003. The increase in loss is due to ongoing operating losses and expenses associated with closing these centers. Additional costs associated with the closure of these facilities will be reflected in the fourth quarter.

Blood Services
--------------

Revenues from blood services decreased by $689,000, or 10.9%, to $5,643,000 in the first nine months of 2003 from $6,332,000 in the same period of 2002. The decrease was mainly due to a decrease of 12.8% in the number of therapeutic apheresis procedures performed from 5,413 procedures performed during the period in 2002 to 4,722 procedures in 2003. Gross profit decreased to $1,771,000, or 31.4% of revenue, during the nine months ended September 30, 2003, compared to $2,130,000, or 33.6% of revenue, during the same period in 2002. The slight decrease in the gross profit percentage is primarily attributed to changes in customer mix since the price charged different customers can vary based on the nature of the case serviced and the contract in place with the customer.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased by $81,000, or 2.5%, to $3,103,000 in the first nine months of 2003 from $3,184,000 in the same period of 2002. The decrease was mainly due to i) non-recurring legal fees associated with the American Red Cross litigation which was settled in late 2002, and ii) severance expenses associated with the departure of the Company's Chief Executive Officer in 2002. These decreases were partially offset in 2003 by i) increases in salaries and benefits relating to the expansion of our information technology department to support our blood bank computer system and other technological initiatives, ii) expenses estimated and incurred related to implementing management's plan to improve operations, iii) severance for terminated management personnel, iv) valuation adjustments for certain overhead assets associated with the ceased operations and v) by increases in insurance premiums.

Critical Accounting Policies and Estimates
------------------------------------------

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates were used to evaluate the adequacy of the allowance for doubtful accounts, the accrual of expenses associated with discontinued operations and the realization of deferred tax assets.

Allowance for Doubtful Accounts: Ongoing estimates relating to the collectibility of accounts receivable are used to maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to general and administrative expense in the period in which we made such a determination.

Income Taxes: As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized. As of September 30, 2003, management has determined that the deferred tax asset was not likely to be realized, and accordingly management wrote-down the value of this asset and has reflected this write-down in the provision for taxes in the third quarter.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company cash and cash equivalents equaled $1,057,000 and working capital of $896,000.

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable, less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of September 30, 2003 the rate paid by the Company was 4.5%. As of September 30, 2003, the Company's net borrowing on this line of credit is $450,000. This line of credit matures in June 2004, and is included in "current obligations under notes payable" on the balance sheet. As of September 30, 2003, the unused portion of the Company's line of credit was $1,550,000.

In addition, the Company has various other equipment notes payable with Comerica Bank - California. As of September 30, 2003, the total amount outstanding under these notes was $325,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.5%. Of the total amount borrowed under these notes, $168,000 is included in "current obligations under notes payable" on the balance sheet.

All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. As of September 30, 2003, the Company was not in compliance with a covenant that requires the Company to be profitable each quarter. During the quarter ended September 30, 2003, the Company incurred a loss. The Company has requested, and Comerica has agreed to waive this covenant violation.

Additionally, the Company has another note payable with One Source Financial. As of September 30, 2003, the balance on this note was $81,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $33,000 is included in "current obligations under notes payable" on the balance sheet.

The following table summarizes our contractual obligations by year (in thousands).



                     Total    2004     2005    2006    2007
                    -------  -------  ------  ------  ------
Operating leases    $ 1,657  $   537  $  467  $  458  $  195
Capitalized leases      312      107      94      83      28
Notes payable           857      651     187      19       -
                    -------  -------  ------  ------  ------
Totals              $ 2,826  $ 1,295  $  748  $  560  $  223
                    =======  =======  ======  ======  ======


The Company also committed to purchase approximately $14 million of blood collection kits at established prices through 2007. Management does not believe the Company's demand for these kits will satisfy the purchase commitment. The Company is presently in negotiations with the supplier to lower the commitment requirement. Based on the preliminary results of these negotiations, management fully expects that a new, achievable commitment requirement will be successfully negotiated without any material negative impact on the Company.

For the nine months ended on September 30, 2003, net cash provided by operating activities was $804,000, and $862,000 for the nine months ended September 30, 2002. The decrease of $58,000 is primarily due to the net losses of $4,943,000 recorded since the beginning of 2003. The decrease in net cash from operating activities is partially offset by i) an increase in depreciation and amortization of $704,000, ii) an increase in the deferred tax asset valuation reserve of $2,984,000, and iii) a decrease in accounts receivable of $484,000. The increase in depreciation and amortization is mostly related to valuation adjustments associated with the implementation of management's plans to improve operations. The increase in the deferred tax asset valuation reserve is due to management's estimate of the likelihood that the Company will utilize this asset against future taxable income. Finally, the decrease in accounts receivable is due to the Company's efforts to aggressively collect older receivables. During the nine months ended September 30, 2003, these efforts reduced the number of days sales outstanding to 45 at September 30, 2003, from 62 days at December 31, 2002.

For the nine months ended on September 30, 2003, net cash used in investing activities was $287,000, compared with $860,000 for the same period in 2002. The decrease of $573,000 is primarily due to the Company's investments in new donor centers in 2002, the Company's investment in technology in 2002, and expenditures on leasehold improvements relating to the move of the Company's corporate headquarters to Woodland Hills in 2002.

For the nine months ended September 30, 2003, net cash used in financing activities is $508,000 compared with net cash provided of $179,000 for the nine months ended September 30, 2002. The net use of cash for financing activities of $508,000 in 2003 is mainly due to a $661,000 in payments for principal on the line of credit, the equipment loans and capital leases. This amount is partially offset by $150,000 in proceeds taken from the line of credit since the beginning of 2003.

Management anticipates that cash on hand and available borrowing on the bank line of credit will be sufficient to provide funding for the Company's needs during the next nine months, including working capital requirements, equipment purchases and operating lease commitments. The Company intends to negotiate a new line of credit as of June 30, 2004 to replace the existing line of credit.

The Company's primary sources of liquidity include our cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. From time to time the Company has failed to comply with some or all of these covenants. The Company has obtained waivers from the bank for each of these covenant violations. If in the future the Company is unable to comply with a loan covenant and the bank does not issue a waiver, the Company's liquidity could be materially affected.


Risk Factors Affecting the Company
----------------------------------

Short and long-term success is subject to many factors that are beyond management's control. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Quarterly Report on Form 10-Q contains forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below.

Operating Risk
--------------

Management has implemented a plan to close or abandon certain operations that have been generating operating losses for the Company. Management believes that closing these locations will help to improve the overall profitability of the Company; however, the actual ability of the Company to improve profitability depends on management successfully implementing the plan to close the identified locations. If management is not successful, the overall profitability of the Company may not improve which could have a material adverse effect on the future of the business and on future results of operations.

Market Prices for Blood Do Not Necessarily Reflect Costs
--------------------------------------------------------

The Company depends on competitive pricing to obtain and maintain sales. As costs increase, the Company may not be able to raise prices commensurately if competitors do not. Some competitors have greater resources than the Company to sustain periods of unprofitable sales. Cost increases may therefore have a direct negative effect on profits and a material adverse affect on the business.

Declining Blood Donations
-------------------------

The business depends on the availability of donated blood. Only a small percentage of the population donates blood, and the rate continues to decline. In addition, new regulations intended to reduce the risk of introducing infectious diseases in the blood supply have eliminated some groups of potential donors. If the level of donor participation in blood products declines, the Company may not be able to achieve profitability or reduce costs sufficiently to maintain profitability in blood products. While the Company has developed strategies to recruit volunteer blood donors, there can be no assurance that these strategies will result in sufficient blood collections to meet hospital needs or to assure profitability.

Increasing Costs
----------------

The costs of collecting, processing and testing blood have risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors. New testing protocols have required the Company to outsource much of the required testing. Competition, and in some cases multi-year contractual arrangements, may limit the Company's ability to pass these increased costs to customers. In this circumstance, the increased costs could reduce profitability and could have a material adverse effect on the business and results of operations.


Increasing Reliance on Outside Laboratories
-------------------------------------------

The Company maintains laboratories that are licensed and accredited to test blood products for purity, potency and quality. The Company utilizes outside laboratories for nucleic acid testing. As other new testing and processing technologies are introduced, the Company may increase its reliance on outside laboratories. In using outside laboratories the Company will have less control over testing quality. In addition, because laboratory facilities competent in these new technologies are scarce, the loss of an outside laboratory because of competition for capacity would have a material adverse effect on the business.

Targeted Donor Base Involves Higher Collection Costs
----------------------------------------------------

Part of the Company's recruitment strategy involves conducting blood drives for organizations that provide a relatively small number of donors. Blood drives directed at smaller donor sites lack the efficiencies associated with larger blood drives. As a result, collection costs might be higher than the competition and may affect profitability and growth plans.

Access to Insurance
-------------------

The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood products industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance that as the business expands, or the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceeds available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, could materially and adversely affect the business.

Potential Inability to Meet Future Capital Needs
------------------------------------------------

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next nine months. However, the Company incurred a $4,943,000 loss during the nine months ended September 30, 2003. The Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Not-For-Profit Status Gives Advantages to Our Competitors
---------------------------------------------------------

HemaCare Corporation is the only significant blood supplier in the U.S. that is operated for profit and investor owned. The competition is not-for-profit, exempt from federal and state taxes, has substantial community support and access to tax-exempt financing. The Company may not be able to continue to compete successfully with not-for-profit organizations and the business and results of operations may suffer material adverse harm.

Reimbursement Rates Have Not Kept Pace with Cost Increases
----------------------------------------------------------

The reimbursement rates for blood products and services provided to Medicaid and Medicare patients were based on medical costs prevailing several years ago. Medical costs have increased substantially since that time, but the reimbursement rates have not. Further increases in medical costs in the future without increases in reimbursement rates may impact the Company's profitability.

Business Interruption Due to Terrorism and Increased Security Measures In Response to Terrorism
--------------------------------------------------------------------------

HemaCare's business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. The 2001 response to terrorist activities slowed or stopped transportation, mail, financial and other services for a period of time. Further delays or stoppages in transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is adversely affected by terrorist activities, and potential activities, and any economic downturn could adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

Potential Loss of Lines of Credit
---------------------------------

In December 2002, the Company replaced the then existing lines of credit with a new $2.0 million working capital line of credit that requires the Company maintain certain financial covenants including profitability each quarter. As of September 30, 2003, the Company was not in compliance with a covenant that requires profits each quarter since the Company incurred a loss. The bank has waived this violation. Maintaining compliance is dependent, among other things, on achieving the required profitability. In 2002, the Company lost $591,000 and for the first nine months of 2003 the Company lost $4,943,000. Continued losses would violate the terms of the new credit line. While in the past the bank granted covenant violation waivers when needed, the Company cannot assure that the bank will continue to grant waivers in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under the credit agreement and severely reduce liquidity. In addition, the existing credit agreement expires June 30, 2004. Management will make efforts to replace this facility; however, the Company cannot assure that alternative financing will be available. Failure to replace this facility will adversely impact liquidity and therefore adversely impact the business as well.

Potential Adverse Affect from Changes in the Healthcare Industry
----------------------------------------------------------------

In the U.S., a fundamental change is occurring in the healthcare system. Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. This trend is expected to continue. In addition, there has been significant consolidation among healthcare providers as providers seek to enhance efficiencies, and this consolidation is expected to continue. As a result of these trends, the Company may be limited in its ability to increase prices for products in the future, even if costs increase. Further, the Company could be adversely affected by customer attrition as a result of consolidation among healthcare providers.

Future Technological Developments Could Jeopardize Business
------------------------------------------------------------

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop synthetic substitutes for human blood products. HemaCare's business consists of collecting, processing and distributing human blood and blood products. The introduction and acceptance in the market of synthetic blood substitutes would cause material adverse harm to the business.

Operations Depend on Obtaining the Services of Qualified Medical
Professionals
----------------------------------------------------------------

The Company is highly dependent upon obtaining the services of qualified medical professionals. In particular, product collection operations depend on the services of registered nurses, and other professionals. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict. If the Company is unable to attract and retain a staff of qualified medical professionals, operations would be adversely affected.

Heavily Regulated Industry
---------------------------

The business of collecting, processing and distributing blood and blood products are all subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In addition, state and federal laws include anti-kickback and self-referral prohibitions and other regulations that affect the relationships between blood banks, hospitals, physicians and other persons who refer business to each other. Health insurers and government payers, such as Medicare and Medicaid, also limit reimbursement for products and services, and require compliance with certain regulations before reimbursement will be made.

The Company devotes substantial resources to complying with laws and regulations, and believes it is currently in compliance; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future. Some of these changes could require costly compliance efforts or expensive outsourcing of functions which could make some of the Company's operations prohibitively expensive or impossible to continue.

Product Safety and Product Liability
------------------------------------

Blood products carry the risk of transmitting infectious diseases, including hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses the latest available technology to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims could exceed insurance coverage and materially and adversely affect the Company's financial condition. Furthermore, healthcare regulations are constantly changing and certain changes could require costly compliance or make some of our operations impossible to continue.

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

Articles of Incorporation and Rights Plan Could Delay or Prevent an Acquisition or Sale of HemaCare
--------------------------------------------------------------------

HemaCare's Articles of Incorporation empower the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult for a change in control of HemaCare, even if such a change in control would be in the interest of a significant number of shareholders or if such a change in control would provide shareholders with a substantial premium for their shares over the then-prevailing market price for our common stock.

In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, could materially adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Rights Plan see the Company's Current Report on Form 8-K filed with the SEC on March 5, 1998.

Stocks Traded on the OTC Bulletin Board are Subject to Greater Market Risks than Those of Exchange-Traded and NASDAQ Stocks
----------------------------------------------------------------------------

HemaCare's common stock was delisted from the NASDAQ Small Cap Market on October 29, 1998 because of the failure to maintain NASDAQ's requirement of a minimum bid price of $1.00. Since November 2, 1998 the common stock has traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the NASDAQ Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of our common stock or to obtain accurate quotations as to its price.

Stock Price Could Be Volatile
-----------------------------

The price of HemaCare's common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in the health insurance and HMO industry, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of HemaCare's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in HemaCare's common stock makes it more vulnerable to rapid changes in price in response to market conditions.

Future Sales of Equity Securities Could Dilute the Company's Common Stock
--------------------------------------------------------------------------

The Company may seek new financing in the future through the sale of its securities. Future sales of common stock or securities convertible into common stock could result in dilution of the common stock currently outstanding. In addition, the perceived risk of dilution may cause some shareholders to sell their shares, which could further reduce the market price of the common stock.

Lack of Dividend Payments
-------------------------

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

Item 3.	  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------

The Company has $1,131,000 of debt that includes $681,000 of notes payable and capitalized leases with fixed interest rates. The remaining $450,000 of debt represents advances on our working capital line of credit and the interest rate is linked to the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, our interest expense would increase or decrease by approximately $4,500.

Item 4.	  Controls and Procedures
---------------------------------

The Company's chief executive officer and the principal financial officer, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the chief executive officer and the principal financial officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries required to be included in this report).

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

There was no change in the Company's internal controls over financial reporting, known to the chief executive officer or the principal financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II.  OTHER INFORMATION

Item 1.	  Legal Proceedings
---------------------------

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

Item 2.	  Changes in Securities and Use of Proceeds
---------------------------------------------------

          None.

Item 3.	  Defaults Upon Senior Securities
-----------------------------------------

          None.

Item 4.	  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          a.  The Company's Annual Meeting of Shareholders (the
              "Meeting") was held on August 13, 2003.

          b. The following table shows the tabulation of votes for all matters put to vote at the Meeting.


    Matters Put to Vote               For         Against/Withheld
------------------------------  ---------------  -------------------

1. Election of Five Directors
   Julian L. Steffenhagen        6,654,082        11,625
   Judi Irving                   6,653,882        11,825
   Robert L. Johnson             6,654,082        11,625
   Terry Van Der Tuuk            6,653,982        11,725
   Stephen P. Wallace            6,654,082        11,625


Item 5.	   Other Information
----------------------------

           None.

Item 6.	   Exhibits and Reports on Form 8-K
---------------------------------------------

           a.	Exhibits

                10.1	Employment letter between the Registrant and
                        Robert Chilton, dated October 2, 2003

                11	Net Loss per Common and Common Equivalent Share

                31.1	Certification Pursuant to Rule 15d-14(a) Under the
                        Securities Exchange Act

                31.2	Certification Pursuant to Rule 15d-14(a) Under the
                        Securities Exchange Act

                32	Certification Pursuant to 18 U.S.C. 1350 and Rule 15d-
                        14(a) Under the Securities Exchange Act

            b.	Reports on Form 8-K

                On November 4, 2003, the Company filed a current report on Form 8-K disclosing under Item 5 (Other Information), a press release dated November 3, 2003 announcing the appointment of Robert Chilton as Chief Financial Officer and Steven B. Gerber to the Board of Directors.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date November 14, 2003                         HEMACARE CORPORATION
     ---------------------             -------------------------------------
                                                   (Registrant)

                                        /s/ Judi Irving
                                       -------------------------------------
                                       Judi Irving, Chief Executive Officer


                                       /s/  Robert S. Chilton
                                       --------------------------------------
                                       Robert S. Chilton, Chief Financial
                                       Officer