Form 10-K
period 2003-12-31
HEMACARE CORP /CA/
filed 2004-03-25
CIK 801748

========================================================================
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-K

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter (based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board) was approximately $6,452,401.

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule12b-2 of the Act). / / YES    /x/ NO

As of March 23, 2004, 7,756,060 shares of Common Stock of the Registrant were issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Registrant's last fiscal year, are incorporated by reference into Part III of this Report.

===========================================================================

                           TABLE OF CONTENTS

                                PART I

		                                             Page
                                                            Number
                                                            ------
Item 1.  Business
         General.............................................  1
         Recent Developments.................................  1
         Blood Products Operations...........................  3
         Blood Services Operations...........................  3
         Competition.........................................  4
         Sales to Major Customers............................  5
         Marketing...........................................  5
         Human Resources.....................................  5
         Suppliers...........................................  5
         Government Regulation...............................  6
         Professional and Product Liablity Insurance.........  7
         Additional Information..............................  7
Item 2.  Properties..........................................  8
Item 3.  Legal Proceedings...................................  8
Item 4.  Submission of Matters to a Vote of Security Holders.  8

                               PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.........................  8
Item 6.  Selected Financial Data.............................  9
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................. 10
Item 7a. Quantitative and Qualitative Disclosures about
         Market Risk......................................... 23
Item 8.  Financial Statements and Supplementary Data......... 23
Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosures................ 24
Item 9A. Controls and Procedures............................. 24

                               PART III

Item 10.  Directors and Executive Officers of the Registrant. 24
Item 11.  Executive Compensation............................. 24
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters..... 25
Item 13.  Certain Relationships and Related Transactions..... 25
Item 14.  Principal Accountant Fees and Services............. 25

                               PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 10-K............................... 25
Signatures................................................... 27
Index to Consolidated Financial Statements and Schedules..... F-1

                            PART I

Item 1   Business
------   --------

This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors"). The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

General
-------

HemaCare Corporation ('HemaCare" or the "Company") collects, processes and distributes blood products to hospitals in the United States. Additionally, the Company provides blood related services principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are usually provided on an "in-patient" basis under contract with the hospital as an outside purchased service.

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management completed a comprehensive evaluation of the Company's operations, and at the conclusion of this review, developed a restructuring plan to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the collection capability in the geographic areas still served by the Company. Management's strategy is to return the Company to a profitable foundation before exploring opportunities for growth in other geographic areas or into new lines of business. The implementation of this plan started in the third quarter of 2003, and continued into early 2004. Management remains focused on completing the implementation of the restructuring plan, and improving the profitability of the remaining operations including growth within existing geographic markets, expanding therapeutic apheresis market share and exploring new customer opportunities such as research companies.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.


Recent Developments
-------------------

     Implementation of Restructuring Plan

As the result of an evaluation of the overall operations of the Company, management identified several non-performing donor centers that hindered the Company's ability to produce profitable results.
In 2002 and 2003, these donor centers produced operating losses $553,000 and $733,000 respectively. In the third quarter of 2003, management implemented a plan to cease operations at these donor centers, as well as the mobile operations associated with these centers. The donor centers closed included Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. As of December 31, 2003, all of these centers had been closed with the exception of one center in North Carolina, which was closed in January 2004. The costs associated with the closure of these centers are reflected in the Company's 2003 results in accordance with generally accepted accounting principles. These expenses include the write-off of certain assets previously used in the operations of the closed donor centers, severance payments to terminated employees, recognition of unexpired facility lease obligations, and other associated costs.

     Limitation on Blood Product Supply

Blood products organizations, as well as regulatory agencies, focus significant attention and resources on improving the safety of the blood supply. Requirements to screen potential donors for possible exposure to a variety of pathogens, including HIV, malaria and SARS, have reduced the pool eligible donors. In addition, regulations and industry standards require an increasing number of tests on donated blood products to detect pathogens, including a new bacterial detection quality control test, which may impact expiration rates of platelet products. The Company faces an increasing risk that these factors will increase the cost of producing blood products and reduce the ability to generate a sufficient supply of blood products to satisfy customer demand. The inability to satisfy customer demand could result in the loss of customers, and a loss of revenue.

     Termination of California Exemption

Since 1976, California law has prohibited the transfusion of blood products to patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors were exempted from this law by a series of state statutes, the latest of which expired on January 1, 2003. Consequently, HemaCare no longer offers cash compensation to apheresis platelet donors. In 2003, the Sherman Oaks apheresis donor program provided revenue of $4.1 million compared with $5.4 million in 2002. Although the termination of the apheresis platelet exemption has impacted platelet collections at the Sherman Oaks facility, the impact, although not immaterial, has been less than expected. The Company has no indication that it cannot maintain a substantial donor base on a voluntary basis.

     Nursing Shortage

Multiple factors, including a decline in nursing graduates, the retirement or movement of experienced nurses out of direct patient care, and the January 1, 2004 California law that increased the nurse to patient staffing ratios, have created a nursing shortage. This shortage has directly affected the blood industry because certain regulations and industry standards require a nurse's presence during donation and for therapeutic apheresis procedures. The shortage of nurses has increased the cost of recruitment and retention of nursing staff and may limit the Company's ability to provide and expand operations. This challenge of locating qualified nurses, however, may provide additional opportunities as hospitals may choose to outsource therapeutic services to HemaCare. If HemaCare can succeed in recruiting qualified nurses to perform these therapeutic services, the potential market for such services could increase in the future.

     Settlement of ARC litigation

In the fourth quarter of 2002, the Company settled the anti-trust litigation with the American Red Cross ("ARC"). The Company contended that the ARC was capitalizing on its position as the dominant blood supplier in the U.S. and bundling products and services to prevent or eliminate competition in the blood industry. Pursuant to the terms of the settlement, the ARC has agreed not to bundle blood-related products and services in the New England or the Carolinas regions in a manner that would constrain lawful competition. In addition, litigation with the ARC relating to what the Company believed to be anticompetitive business practices in California was settled without the payment of cash to either party.

     Other

In October 2003, Robert S. Chilton was appointed the Company's
Executive Vice President and Chief Financial Officer, succeeding David Fractor who left the Company in June 2003.

Blood Product Operations
------------------------

The practice of modern medicine depends on the availability of a safe and adequate blood supply. Most blood product collections consist of single units of whole blood. The actual collection process is simple and safe for the donor. After collection, whole blood units are tested and processed into components, and then distributed to hospitals for transfusion. These components include red blood cells, plasma and platelets. All blood products have limited therapeutic lives.

Apheresis collection separates blood components during the donation process through the use of a cell separator. This process allows for the collection of only the desired components of a donor's blood and returns the other blood components to the donor's blood stream. Apheresis blood product collection, used by HemaCare to collect platelets, is considerably more complex and more expensive than whole blood collection and processing. However, platelets collected from a single donor are considered more desirable because platelet products collected from multiple whole blood donors increases the risk of exposing the recipient to blood born pathogens. Automated apheresis equipment is costly and requires longer donation times which result in higher labor costs. The complexity of the donation process, and longer donation time makes recruiting donors for apheresis procedures more difficult than recruiting whole blood donors.

On average, only 5% of the United States population donates blood and a much smaller percentage are apheresis platelet donors. Recruiting and retaining donors is critical to the success of blood product operations. Apheresis platelet donors are recruited from the most dedicated and committed subset of the whole blood donor population. On average, such donors donate platelets between four and six times a year, compared to twice a year for whole blood donors. Generally, success in donor recruitment is a major factor in success of any blood collection program. The Company has demonstrated a consistent track record of donor recruitment for both whole blood and apheresis donors at the donor centers it currently operates.

Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration ("FDA") is the agency principally responsible for the regulation of the blood products industry in the U.S. The Company's blood product operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel. Additionally, the Company's operations are licensed, regulated and inspected by various state agencies.

The American Association of Blood Banks ("AABB") is the blood industry sponsored organization responsible for maintaining and improving science, safety, quality and education relating to blood. The Company is an institutional member, and the Company's operations are accredited by the AABB.

The Company has blood collection operations in four states, principally in Southern California and in New England. Some of these operations are hospital-based collection centers, but the Company also operates several free standing blood collection centers, as well as mobile blood collection operations.


Blood Services Operations
-------------------------

Therapeutic apheresis is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile equipment operated at the patient's bedside or in a hospital outpatient setting. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. Treatments are administered by trained, nurse-specialists, under the supervision of a specially trained physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

Since requests for therapeutic apheresis treatments are often sporadic and unpredictable, many hospitals choose not to equip, staff and maintain an apheresis unit. The existing nurse shortage in the U.S. has also hindered hospital efforts to adequately staff apheresis units. The Company's services enable hospitals to offer therapeutic apheresis services to their patients on an "as needed" basis without incurring the costs associated with maintaining a full-time team of apheresis specialists. In addition, the Company's services can serve to supplement a hospital's existing apheresis capability when demand exceeds capacity.

Blood services revenue depends on a number of factors, including the occurrence of disease states that are appropriately treated by these services, and the perceived benefits of blood therapies compared to alternative courses of treatment. The Company believes that education on the benefits of therapeutic apheresis results in increases in the application of such treatments in medically appropriate circumstances. The Company's affiliated medical directors conduct educational seminars for physicians to inform them of the benefits of therapeutic apheresis relative to other modes of patient treatment.

The Company provides therapeutic services using all currently recognized treatment methods: plasma exchange and cell depletion; in-line immunoadsorbant columns; stem cell collection, and photopheresis. Since its inception, the Company has performed approximately 67,000 therapeutic apheresis procedures. Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura (TTP), myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. The Company provides therapeutic apheresis services on a regional basis in a total of seven states. Major operations are located in Los Angeles and New York.


Competition
-----------

     General

Most U.S. blood suppliers are organized as not-for-profit, tax-exempt entities. However, all blood suppliers finance their activities by charging fees to hospitals for the products they utilize. These fees are generally set at levels based on the supply and demand for specific products, and are influenced by the potential competition from other
blood suppliers.   Many suppliers have greater financial, technical and
personnel resources than the Company. In addition, since many of the Company's competitors are tax-exempt, they do not bear the tax burden that the Company faces, and they have access to lower cost tax-exempt debt financing. Their status as charitable institutions may give them an advantage in recruiting volunteer donors. The Company competes on the basis of responsiveness to customer needs, value-based pricing and the high quality of the services and products provided.


     Blood Products

In the United States, approximately 50% of all blood products are supplied by the ARC's national collection network. Approximately 40% of all blood products are supplied by local and regional blood centers, including the Company. The remainder is collected by hospitals directly.

The Company competes in the marketplace through a strategy of offering blood product supply programs tailored to the requirements of individual customers. The Company consistently reevaluates and revises its product supply programs to respond to marketplace factors. Some competitors have advantages over the Company as a result of established positions and relationships within the communities they serve. In addition, the ARC's size and market dominance provides them with greater resources to sustain periods of unprofitable sales, or to adopt aggressive pricing strategies for the purpose of defending or increasing market share.

     Blood Services

The competition in the therapeutic blood services business is primarily regional and community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company's blood services business also include companies that market or provide any of these competing medical therapies. The Company believes that it competes in this market by offering highly trained and experienced nurses and greater availability for customers with immediate needs. In addition, the Company provides education to the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases.


Sales to Major Customers
------------------------

During 2003, 2002 and 2001, no single customer accounted for more than 10% of our total revenue.


Marketing
---------

The Company's marketing programs include a combination of medical education, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians and hospitals. The Company markets its products and services in the form of supply programs that meet the specific needs of individual customers. As a smaller company than the main competitors in the marketplace, HemaCare can offer far more flexibility in supply arrangements and pricing structure. This flexibility and focus on customer service are the main messages communicated throughout all the marketing vehicles the Company utilizes.


Human Resources
---------------

As of February 26, 2004, the Company had 270 employees, including 96 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

As part of management's restructuring plan, the Company terminated 29 employees who principally were employed in the closed donor centers. Severance payments of approximately $77,000 were paid to these employees upon their termination.


Suppliers
---------

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposable supplies, replacement fluids, testing services and blood products. Generally, the Company has not experienced difficulty in obtaining most of its equipment and supplies; however, if there were material adverse changes in the sources of its supplies, the Company's operations could be adversely affected. In particular, in the event of a war or other international conflict, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

The Company relies on blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company competes with the ARC and other blood suppliers in recruiting its volunteer donors. The growth of the

Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified donors.

Albumin is the most commonly used replacement fluid in therapeutic apheresis procedures. In late 1996, a shortage of albumin arose when a major U.S. manufacturer was required by regulatory agencies to temporarily cease operations. As a result of the shortage, the price of albumin to HemaCare more than doubled. After 1998, the supply of albumin increased and prices declined. However, in the event of a war, the supply of albumin could be limited and the price would be expected to increase.


Government Regulation
---------------------

     Blood Product Operations

All hospitals and blood suppliers are subject to extensive regulation by the FDA and various state licensing authorities. FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood supply industry, including: recruiting; screening blood donors; processing, testing, labeling, storing and shipping blood products; recordkeeping; and communications with hospital customers and donors. In addition, FDA regulations also extend to the manufacturers of all critical supplies and equipment used in the blood supply industry.

The Company views blood product safety and compliance with governmental regulations as paramount concerns at all times. The Company has developed extensive procedures and internal quality control programs to increase compliance with all governmental regulations and industry standards. Employees routinely participate in training classes. Employees are tested at the conclusion of these classes to insure that the desired level of understanding of the Company's compliance and safety procedures is achieved. Finally, HemaCare's Regulatory Affairs and Quality Assurance Department conducts periodic audits of each operating unit to identify the level of compliance with regulatory procedures.

During 2003, the FDA conducted inspections at each of HemaCare's facilities. The Company dedicated substantial resources to provide the FDA with all the information requested to complete each inspection. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. The Company believes it has adequately addressed all of the issues raised by the FDA, and that it is in compliance with current FDA regulations.

During the past year, representatives from the Department of Health for the State of California have conducted an audit of the Company's operations located in Whittier, California. This audit focused on compliance with specific California laws that cover HemaCare's operations. At the conclusion of this audit, the Department of Health provided the Company with a list of observations that have since been addressed. The Company believes that it is in compliance with California regulations governing the Company's operations within the state.

Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities.
All of the Company's facilities operate under an FDA registration, with the exception of the Company's operations in Whittier, California. In this instance, the Company operates a blood collection facility within a hospital and does so under the hospital's FDA registration.

The FDA also issues licenses to organizations within the blood supply industry to ship blood products across state lines if the qualifying organization can demonstrate adequate employee training programs, procedure documentation and quality control systems to insure the quality of the products shipped. HemaCare holds a license for its Sherman Oaks, California facility to ship selected blood products across state lines. The Company has submitted an expanded license request to the FDA for additional blood products manufactured at Sherman Oaks. This request is pending with the FDA. In December 2003, the FDA approved the Company request to license the Scarborough, Maine facility for platelets and other products drawn on the Trima component collection machine manufactured by Gambro BCT, expanding this facility's licensed product line.

     Other Matters

State and federal laws set forth anti-kickback and self-referral prohibitions, and otherwise regulate financial and referral relationships between blood suppliers, hospitals, physicians and others in the blood supply industry. The Company believes its present operations comply with all currently applicable regulations in this area.

Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 2%, or less, of the Company's total revenues in each of the three years ended December 31, 2003. There are no agreements between Dr. Levy and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to Dr. Levy's patients.

New health care related regulations are continuously under consideration by lawmakers at the federal level, and in many of the individual states in where the Company currently operates. Many of these new regulations could have a direct impact on the Company and its operations. The Company is not aware of any specific proposed regulation that would have a material adverse impact on the Company; however, the Company is uncertain what changes may be made in the future regarding health care policies, especially those regarding hospital reimbursements, health insurance coverage and managed care that may materially impact the Company's operations.


Professional and Product Liability Insurance
--------------------------------------------

The blood product and blood services business inherently is subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $3,000,000 for a single occurrence and $5,000,000 in the aggregate per year in California, and $1,000,000 for a single occurrence and $3,000,000 in the aggregate per year in other states. There can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.


Additional information
----------------------

The Company makes available free of charge through its website, www.hemacare.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the Securities and Exchange Commission (the "SEC"). The Company's filings may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.


Item 2    Properties
------    ----------

In January 2003, the Company reduced the square footage of its Sherman Oaks, California facility from 12,000 square feet to approximately 6,300 square feet. The Company operates an apheresis donor center, a laboratory, a manufacturing facility for whole blood components and a distribution center at this location. The Company is currently renting the space on a month-to-month basis for a monthly amount of approximately $15,500 while negotiating a lease for a multi-year term.

The Company's corporate offices and part of its distribution center are located in an 11,250 square foot facility in Woodland Hills, California. The rent is fixed at $16,200 per month and the lease on this space expires October 31, 2006. The Company has one five-year option to extend the lease on this space at the then current market price.

The Company leases space for a donor center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $6,000 per month, with an escalation clause for changes in the Consumer Price Index. The lease term expires October 31, 2004. The Company has the option to extend the lease for two additional five-year terms at rates adjusted for changes in the Consumer Price Index.

The Company also leases space for a donor center in a 2,500 square foot facility in Bangor, Maine. The monthly rent is approximately $3,900 per month. The lease term expires December 31, 2006, and the Company has the option to extend the lease for two additional five-year terms at rates adjusted for changes in the Consumer Price Index.

In addition, the Company leases a 1,278 square foot office space in Yonkers, New York which expires August 31, 2006, and leases an apartment in Yonkers, New York which expires July 1, 2004.

Finally, the Company occupies space on the campus of several of its client hospitals. While the arrangements vary, certain of these facilities are formally subject to a lease agreement with the sponsoring hospital for periods concurrent with the blood supply agreement. Other agreements grant the Company the right to utilize space and facilities on the hospital premises during the term of the blood supply agreement at no cost.


Item 3    Legal Proceedings
------    -----------------

From time to time, the Company is party to various claims, actions and proceedings incidental to its normal business operations. The Company believes there is sufficient insurance coverage, or that the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.


Item 4    Submission of Matters to a Vote of Security Holders
------    ----------------------------------------------------

None.


                            PART II

Item  5   Market  for  Registrant's Common  Equity  and  Related
          Stockholder Matters
-------   -------------------------------------------------------

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

                              2003                    2002
                         ---------------         ---------------
    Quarter ended         High      Low          High       Low
    ----------------     ------    -----         -----     -----
    March 31             $0.66     $0.42         $1.65     $0.95
    June 30              $0.95     $0.58         $1.38     $0.97
    September 30         $1.20     $0.63         $0.96     $0.45
    December 31          $0.97     $0.63         $0.60     $0.27

On March 4, 2004, the last reported sales price for the Company's
Common Stock was $0.64. Shareholders are urged to obtain current market quotations for the Company's Common Stock.

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

On March 4, 2004, the approximate number of shareholders of record was 300 (excluding individual participants in nominee security position listings).


Item 6    Selected Financial Data
------    ------------------------

The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein:



                                                     Years Ended December 31,
                                               (In Thousands, except Per Share Data)
                                         2003       2002        2001       2000       1999
                                       -------    -------     --------    -------    -------
Revenue........................        $27,488    $27,817     $25,199     $21,512    $19,021
Gross profit...................          2,251      3,745       4,409       4,850      4,026
Income (loss) from operations..         (1,695)      (329)        491       1,358      1,085
Write off of impaired goodwill.              -       (362)         -           -           -
Provision (benefit) for income
  taxes........................          2,984       (151)        190      (2,901)        28
Net income (loss)..............        $(4,679)   $  (591)    $   323     $ 4,350    $ 1,057

Basic per Share Amounts:
------------------------
Income (loss) from operations..        $ (0.22)   $ (0.04)    $  0.07     $  0.18    $  0.15
Net income (loss)..............        $ (0.60)   $ (0.08)    $  0.04     $  0.57    $  0.14

Diluted Per Share Amounts:
--------------------------
Income (loss) from operations..        $ (0.22)   $ (0.04)    $  0.06     $  0.16    $  0.13
Net income (loss)..............        $ (0.60)   $ (0.08)    $  0.04     $  0.50    $  0.13

Total assets...................        $ 8,286    $13,455     $13,082     $11,477    $ 7,574
Long-term debt and capital
 lease obligations, net of
 current portion...............        $ 1,078    $ 1,353     $   802     $    46    $   541
Shareholders' equity...........        $ 3,411    $ 8,087     $ 8,427     $ 8,203    $ 4,440


Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations
------   --------------------------------------------------

General
-------

HemaCare operates two primary business segments. The first is the blood products segment which supplies hospitals and other customers with whole blood, apheresis platelets and other blood products. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors.

The blood products segment has undergone several significant changes during the past year. First, after a thorough evaluation of this business segment, management implemented a plan to restructure the operations of this segment to return the segment to profitability. This plan included closing several donor centers, including the mobile operations associated with these centers. Management implemented this plan in the third quarter of 2003, closing four centers in Albany, New York; Chicago, Illinois; Raleigh, North Carolina; and Williston, Vermont. The Company continued with the implementation of the restructuring plan in the fourth quarter of 2003 with the closure of the donor center in Durham, North Carolina. The completion of the restructuring plan occurred in January 2004 with the closure of the donor center in Chapel Hill, North Carolina.

Another significant event for the blood products segment occurred in early 2003 when California law no longer permitted the transfusion of blood products to patients from paid donors. The Sherman Oaks platelet donor center offered compensation to apheresis donors prior to 2003, and there was considerable concern about the future of this donor center. The Company converted the Sherman Oaks program to a voluntary program in January 2003, and although the program did see a decline in platelet donations, donations increased throughout 2003 to a point nearly equal to levels achieved in late 2002.

Other significant events for the blood products segment include increasing staff costs as a result of a growing nursing shortage in the U.S., increases in workers' compensation insurance, increased regulatory requirements to defer potential donors to reduce the risk of pathogens in the blood supply, and industry requirements to test platelet products for bacteria beginning March 2004 which is anticipated to increase the likelihood of product expiration and discards.

HemaCare's blood services segment includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients generally in a hospital setting. This segment fluctuates based on the occurance rate of diseases treated with therapeutic apheresis, the degree hospitals have fully staffed apheresis units available, and the degree of success of the Company's efforts in physician education about the potential benefits of therapeutic apheresis as a treatment alternative. Over the past few years, this business segment has been relatively stable in Southern California; however, the Company believes growth opportunities exist in the New York market. The New England market has steadily declined recently due principally to difficulties in recruiting and retaining trained apheresis nurses.


Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain items in the statement of operations as a percentage of net revenue and the percentage dollar increase (decrease) of such items from period to period.


                                                           Percentage Dollar
                               Percent of Net Sales         Increase (Decrease)
                              Year Ended December 31,    Year Ended December 31,
                              -----------------------    -----------------------
                               2003     2002    2001     '02 to '03   '01 to '02
                              ------   ------  ------    ----------   ----------
Revenues..................... 100.0%   100.0%  100.0%        -1.2%       10.4%
Operating costs..............  91.8%    86.5%   82.5%         4.8%       15.8%
                              ------   ------  ------     ---------    -------
Gross profit.................   8.2%    13.5%   17.5%       -39.9%      -15.1%
General and administrative
 expenses....................  14.4%    14.6%   15.5%        -3.1%        4.0%
                              ------   ------  ------     ---------    -------
Income(loss) from operations.  -6.2%    -1.1%    2.0%      -415.2%     -167.0%
Other income(expense)........     -     -0.2%    0.1%       100.0%     -331.8%
Write off of impaired
 goodwill....................     -     -1.3%      -        100.0%     -100.0%
Income(loss) before income
 taxes.......................  -6.2%    -2.6%    2.1%      -128.4%     -244.6%
Provision (benefit) for
 income taxes................  10.9%    -0.5%    0.8%      2076.2%     -179.0%
                              ------   ------   -----     --------     -------
Net income(loss)............. -17.1%    -2.1%    1.3%      -691.7%     -283.0%



Year ended December 31, 2003 compared to the Year ended December 31,
2002
---------------------------------------------------------------------

     Overview

The Company experienced a materially higher net loss in 2003 compared with 2002. The net loss for 2003 was $4,679,000, or $.60 both basic and fully diluted loss per share, compared with a net loss of $591,000, or $.08 both basic and diluted loss per share for 2002. This represents a 692% increase in the loss reported between the two periods. The four main reasons for this result are the decline in therapeutic apheresis procedures, the costs associated with closing blood product operations as part of management's restructuring plan, increased insurance costs, and the increase in the deferred tax asset valuation reserve.

Gross profit declined 39.9% to $2,251,000 from $3,745,000 in 2002 primarily due to the decline in therapeutic apheresis procedures, the costs incurred in 2003 associated with management's restructuring plan and increases in insurance costs. The provision for income taxes for 2003 was $2,984,000 compared with a net benefit of $151,000 in 2002. This change reflects the increase in the deferred tax asset valuation reserve in 2003. In addition, ongoing operating losses in the blood products segment prior to the implementation of management's restructuring plan contributed to the net loss in 2003.

General and administrative expenses decreased 3.1% in 2003 to $3,946,000 from $4,074,000 in 2002. This is mostly attributable to lower legal expenses in 2003 since the Company settled the ARC litigation in late 2002, and severance expenses in 2002 associated with the termination of the prior Chief Executive Officer.

     Revenue and Gross Profit

     Blood Services

Revenue for 2003 declined $329,000, or 1.2%, compared with 2002. The main reason for this decline in revenue is a 11.4% decline in therapeutic apheresis procedures, principally in the Southern California and New England markets. During 2003, the Company performed 6,328 therapeutic apheresis procedures, whereas 7,140 procedures were performed in 2002. As a result, therapeutic apheresis revenue declined $915,000, or 10.9%, from $8,373,000 to $7,458,000. In turn, this decline in revenue contributed to a 13% decrease in gross profit, from $2,748,000 to $2,390,000. The balance of the decrease in gross profit is mostly attributable to increases in workers' compensation insurance and professional liability insurance costs, especially in California.

     Blood Products

Blood products revenue for 2003 grew $586,000 to $20,030,000 from $19,444,000, representing an increase of 3%. The following table illustrates the components included in blood products revenue for 2003 and 2002, and segregates that portion of blood products revenue associated with the closed centers:


                                         For the tweleve months period ended December 31,
                                                         ($ in Thousands)

                              Ongoing Centers      Closed Centers*    California Mobiles          Total
                             -----------------   ------------------   ------------------  ------------------
                               2003      2002       2003      2002      2003      2002      2003      2002
                             --------  --------   --------  -------   --------  --------  --------  --------
Revenue....................  $ 9,631  $ 9,640     $ 3,028   $ 3,191   $ 7,371   $ 6,613    $20,030  $19,444
Gross Profit...............  $   511  $ 1,304     $(1,331)  $  (553)  $   681   $   246    $  (139) $   997
Gross Profit Margin........        5%      14%       (44%)     (17%)        9%        4%       (1%)       5%

Units Sold
  Single Donor Platelets..     13,510    17,118      3,433    5,749         -         -     16,943   22,867
  Whole Blood.............     11,676     9,774      3,060    6,810    29,891    31,897     44,627   48,481

------------------

* Includes facility at the University of North Carolina, Chapel Hill that was closed in January 2004.

All of the increase in blood products revenue from 2002 to 2003 came from California mobiles, even though the number of whole blood units collected by this business unit actually declined 6.3%. This result was due to increases in prices due to additional pathogen testing and a change in product mix to a higher percentage of leukoreduced red blood cells that garner higher average prices. Ongoing center revenue remained flat between 2003 and 2002. This occurred as sales volume of single donor platelets declined 21.1% and sales of whole blood products increased 19.5%. Single donor platelet volume declined principally from loss of donors at the Sherman Oaks donor center when this center converted to a volunteer program in January 2003. Increases in whole blood sales occurred mostly because of higher volumes from the Maine and Massachusetts donor centers. Closed center revenue declined due mostly to the fact that most of these facilities were closed at the end of the third quarter. Meaning, a direct comparison with all four quarters of 2002 will show a decline in revenue.

The gross profit for blood products decreased from $997,000 in 2002 to negative gross profit of $139,000 in 2003. This is primarily due to the increase in operating costs at the closed centers associated with implementing management's plan to close underperforming facilities and improve overall operations. These costs include the write-off of $214,000 in assets previously used in the operations of the closed centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs. Gross profit for ongoing centers also declined $793,000, or 60.8%, from $1,304,000 to $511,000 in 2003. Most of this result was due to the loss of certain testing revenue of $220,000, a decrease in California platelet volume of $698,000, increases in insurance costs of $275,000 and the write-off of certain assets related to the Sherman Oaks facility totaling $186,000.

     General and Administrative Expenses

General and administrative expenses declined from 2003 to 2002 by $128,000, or 3.1%, to $3,946,000. This decline is most attributable to the elimination of any litigation expenses associated with the Company's claims against the ARC. During 2002, the Company paid $285,000 in legal expense associated with the ARC claim. Late in 2002, the Company and the ARC settled all of the outstanding issues between them. In addition, approximately $247,000 was incurred during 2002 for severance related expenses for the Company's former Chief Executive Officer. Offsetting these reductions in expense from 2003 to 2002 is $112,000 in increases in audit and tax preparation expenses. In addition, the Company incurred other costs in 2003, including insurance, that also reduced the beneficial effect from the elimination of some of the costs incurred in 2002.

     Income Taxes

During 2003, the Company recorded a valuation allowance of $2,984,000 against deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. The assets were created as a result of income tax benefits that were recorded as a result of operating losses in prior years. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full. The Company's federal net operating loss carryforwards are not impacted by this change in valuation allowance and therefore are still available for future use for up to 20 years.


Year ended December 31, 2002 compared to the Year ended December 31,
2001
--------------------------------------------------------------------

     Overview

Revenues for 2002 were $27,817,000, compared to $25,199,000 in 2001.
The increase of $2,618,000, or 10.4%, was due to opening several new blood centers and the expansion of the California mobile operations. These were partially offset by a decline in the overall demand for blood services in 2002.

Gross profit was $3,745,000, or 13.5% of revenues, during 2002, compared to $4,409,000, or 17.5% of revenues, in 2001. The decline was primarily due to start-up losses incurred to open new blood centers and lower overall margins in whole blood collection programs.

In 2002, the Company incurred a net loss of $591,000, or $0.08 per share basic and diluted, compared to net income of $323,000, or $0.04 per share basic and diluted, in 2001. The loss in 2002 included severance to the former Chief Executive Officer of $247,000, write-off of goodwill of $362,000, litigation expense with the ARC of $285,000 and start-up losses at our newly opened blood centers of $862,000.


     Revenue and Gross Profits

     Blood Products

In mid-2001, the ARC announced a significant increase in its whole blood prices. Many hospitals concerned about rising costs and product availability began looking for alternative blood vendors. The Company responded to this opportunity by opening new blood centers and expanding the Southern California mobile whole blood collection capacity. Average revenue per red blood cell increased from $143 at the end of 2001 to $185 at the end of 2002. As a result of the increase in the prices of whole blood derived products, the Company substantially increased revenue from whole blood collection during

2002. This was especially apparent in the California mobile whole blood program.

The following table summarizes the revenues, gross profit and units sold for both 2002 and 2001 for free standing blood centers and California mobile operations:


                                 For the tweleve months period ended December 31,
                                                 ($ in Thousands)

                               Blood Centers     California Mobiles        Total
                             -----------------   ------------------   ------------------
                               2002      2001       2002      2001      2002      2001
                             --------  --------   --------  -------   --------  --------
Revenue....................  $13,602  $14,421     $ 5,842   $ 2,045   $19,444   $16,466
Gross Profit...............  $   848  $ 1,471     $   149   $    16   $   997   $ 1,487
Gross Profit Margin........        6%      10%          3%        1%        5%        9%

Units Sold
  Single Donor Platelets..     22,900    23,300          -        -    22,900    23,300
  Whole Blood.............     16,600    15,300     31,900   11,900    48,500    27,200
------------------


     Blood Centers

Revenue from blood centers decreased $819,000, or 5.7%, in 2002 compared with 2001. The decrease was primarily due to the closure of the St. Vincent's blood center in August 2001. This program provided revenue of $1,312,000 in 2001. Additionally, the Company collected fewer platelet products at the Sherman Oaks facility, and the donor center at Long Beach Memorial Medical Center was closed in August 2002. These decreases were partially offset by increased red cell prices in 2002.

     California Mobiles

Revenues from the California mobile operations increased $3,797,000, or 186%, in 2002 compared with 2001. This growth was due to a higher volume of collections resulting from the expansion of the program in 2002, as well as from higher red blood cell prices in 2002. Gross profit on California mobile operations was $149,000, or 3% of revenue, in 2002, compared to a gross profit of $16,000, or 1% of revenue, in 2001. As a result of the mid-year price increases, this program became profitable during the second half of 2002.

     Blood Services

Revenues from blood services were $8,373,000 in 2002, compared to $8,733,000 in 2001, a decrease of $360,000 or 4%. The Company experienced a decrease in demand for services in California, partially offset by an increase in demand in the East Coast market. The Company performed 7,140 therapeutic apheresis procedures in 2002 compared to 7,520 in 2001, and the revenue per procedure during this period remained basically unchanged. Gross profit was $2,748,000, or 33% of revenue in 2002, compared to $2,922,000, or 33% of revenue, in 2001.


     General and Administrative Expenses

General and administrative expenses increased to $4,074,000, in 2002, compared to $3,918,000 in 2001, an increase of $156,000, or 4%. The increase reflects contractual severance to the former Chief Executive Officer of $247,000 and increased expenses related to the ARC litigation of $285,000 in 2002 compared to $110,000, in 2001. These increases were partially offset by the reduction of salary and other related expenses for the former President of West Coast Products, who resigned during the third quarter of 2001 and was not replaced. In 2002, general and administrative expenses decreased to 15% of revenue from 16%, in 2001.

     Goodwill Impairment Charge

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


2003 and 2002 Quarterly Financial Data
---------------------------------------

The Company generated positive net income of $264,000 in the fourth quarter of 2003, representing the largest net income in any single quarter in 2003 or 2002. Most of this positive result was due to improved gross profit margins at the remaining donor centers, and reduced overhead expenses required to support the organization. Fourth quarter results also included $50,000 in supplemental revenue as a result of a review of the pricing for prior period testing services to one of the Company's larger hospital customers. In addition, lease obligation adjustments associated with the closure of certain blood centers, resulted in a net benefit in the fourth quarter of $35,000.

The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2003. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                UNAUDITED
                (In Thousands, Except Per Share Data)

                                       2003                                    2002
                                  Quarter Ended                           Quarter Ended
                      -------------------------------------    -------------------------------------
                       Mar 31    Jun 30    Sep 30    Dec 31     Mar 31   Jun 30    Sep 30    Dec 31
                      --------  --------  --------  --------   --------  --------  -------  --------
Revenues............. $ 6,931   $ 6,937   $ 6,980   $6,640     $ 6,321   $ 6,940   $ 7,181   $ 7,375
Gross Profit.........     942       378      (176)   1,107         910       987     1,022       826
Income (loss) before
 income taxes........      14      (454)   (1,519)     264        (219)      (31)     (527)       35
Income tax provision
 (benefit)...........       6      (182)    3,160        -         (81)      (12)      (65)        7
                      --------  --------  --------  --------   --------  --------  --------  --------
Net income(loss)..... $     8   $  (272)  $(4,679)  $  264     $  (138)  $   (19)   $ (462)  $    28
                      ========  ========  ========  ========   ========  ========  ========  ========

Earnings (loss) per
  share
  Basic.............. $     -   $ (0.04)  $ (0.60)  $ 0.04     $ (0.02)  $     -   $ (0.06)  $     -
  Diluted............ $     -   $ (0.04)  $ (0.60)  $ 0.04     $ (0.02)  $     -   $ (0.06)  $     -


Critical Accounting Policies and Estimates
------------------------------------------

General

The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts
-------------------------------

The Company makes ongoing estimates relating to the collectibility of accounts receivable and maintain a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual future losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it is determined that a smaller or larger reserve was appropriate, the Company would record a credit or a charge to general and administrative expense in the period in which such a determination is made.

Income Taxes
------------

As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. Management continually evaluates if the deferred tax asset is likely to be realized. If management determines that the deferred tax asset is not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Goodwill
--------

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company discontinued amortizing goodwill that was recorded as part of the Coral Blood Services, Inc. acquisition in 1998. During 2002, the Company determined that the goodwill was impaired and recorded an adjustment to write off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets. During 2001 and prior, goodwill was amortized on a straight-line basis over ten years. Goodwill amortization was $53,000 for the year ended December 31, 2001.


Liquidity and Capital Resources
-------------------------------

At December 31, 2003, the Company had cash and cash equivalents and marketable securities of $935,000 and working capital of $1,179,000.

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.50% as of December 31, 2003). As of

December 31, 2003, the Company's net borrowings on this line of credit were $450,000. This line of credit matures in June 2004, and is included in "current obligations under notes payable" on the balance sheet. As of December 31, 2003, the unused portion of the Company's line of credit was $1,363,000.

This loan is collateralized by substantially all of the Company's asset and requires the maintenance of certain financial covenants, including minimum levels of profitability, quick assets to current liability ratio, debt to equity ratio and prohibits the payment of dividends or stock repurchases. As of December 31, 2003, the Company was not in compliance with all of these covenants. The Company requested, and Comerica agreed to waive these covenant violations.

The Company also has various other notes payable with Comerica Bank - California that are secured by equipment. As of December 31, 2003, the total amount outstanding under these notes is $245,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%. All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted.

In addition, the Company has another note payable with One Source Financial. As of December 31, 2003, the balance due on this note was $73,000. The note requires quarterly payments of approximately $10,000, including interest at the rate of 8.5%, and is secured by certain fixed assets. The Company also has a note payable related to financing certain insurance premiums. As of December 31, 2003, the balance due on this note was $65,000 and requires monthly payments of approximately $13,000, including interest at a rate of 3.4%.

Finally, late in 2003, the Company completed an asset purchase transaction for blood collection and blood treatment equipment. The Company financed this transaction as a capital lease with the manufacturer. As of December 31, 2003, the total value of the lease obligation was $932,000, and requires monthly payments of approximately $18,000, which includes interest at a rate of 7.5%.

The following table summarizes our contractual obligations by year (in thousands).


                                               Payments due by year
                       ----------------------------------------------------------------
                        Total     2004      2005    2006     2007     2008   Thereafter
                       -------   -------   ------  ------   ------   ------  ----------
Operating leases....   $   782   $   304   $  259  $  215   $    4   $    -  $      -
Capitalized leases..     1,392       306      312     305      229      222        18
Long term debt......       834       710      121       3        -        -         -
                       -------   -------   ------  ------   ------   ------  ----------
Totals..............   $ 3,008   $ 1,320   $  692  $  523   $  233   $  222  $     18
                       =======   =======   ======  ======   ======   ======  ==========


Previously, the Company was also committed to purchase approximately $14 million of blood collection kits at established prices through 2007. Late in 2003, the Company completed negotiations with the supplier of these kits to eliminate this commitment and reduce the price the Company pays for these kits.

Net cash provided by operating activities was $761,000 for 2003, and $714,000 for 2002. The increase of $27,000 was due to efforts by management to increase cash collections which caused a decrease in net accounts receivable. Although the Company recorded a net loss of $4,679,000 during 2003, this was primarily offset by i) depreciation expense and amortization of $1,163,000, ii) increase in the deferred tax asset valuation allowance of $2,984,000, and iii) a decrease in accounts receivable of $1,495,000. The depreciation expense is mostly related to valuation adjustments associated with the implementation of management's plan to close facilities and improve overall operations. The increase in the deferred tax asset valuation reserve is due to management's estimate of the likelihood that the Company will utilize this asset against future taxable income. The decrease in accounts receivable is due to management's efforts to increase collections. During 2003, these efforts reduced the number of days sales outstanding to 42 compared with 62 days as of December 31, 2002. In addition to the above, management initiated efforts to pay suppliers within terms that caused a reduction in outstanding payables, and therefore utilized cash during 2003 of $801,000.

For 2003, net cash used in investing activities was $191,000 compared with $1,193,000 for all of 2002. The cash used in investing activities was primarily for the acquisition of plant and equipment. During 2002, the Company purchased a variety of new capital assets including mobile blood collection vehicles, a new blood banking computer system, laboratory equipment, and leasehold improvements for new facilities. During 2003, management's plan to close facilities and improve operations did not require any substantial investment in new capital assets.

Cash used by financing activities in 2003 was $683,000 compared with $502,000 of cash provided by these activities in 2002. Most of the cash utilized in 2003 was to reduce outstanding debt, capitalized leases or other notes payable. The cash provided in 2002 was primarily from net borrowings associated with the acquisition of assets discussed previously.

Management anticipates that cash on hand, availability on the bank line of credit and cash generated from operations will be sufficient to provide funding for any of the Company's needs during the next six months, including working capital requirements, equipment purchases and lease commitments. The Company has received written approval from Comerica Bank to extend the termination date of the existing line of credit into 2005. Based on this information, combined with the expected improvement in cash flow from the closure of the non-performing donor centers, the Company is expected to have sufficient cash resources to fund any of the Company's needs well into 2005.

The Company's liquidity is dependent, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants and the extension or replacement of the Comerica line of credit. From time-to-time, the Company has failed to comply with the some of these covenants. The Company has obtained waivers from the bank involved for each covenant violation; however, if in the future the Company is unable to comply with a loan covenant and the bank does not agree to waive the violation, the bank could accelerate the payment obligations and severely reduce the Company's liquidity and available cash resources.


Factors Affecting Forward-Looking Information
---------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products and demand for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those listed below as "Risk Factors" or in other filings by the Company with the Securities and Exchange Commission.


Risk Factors Affecting the Company
----------------------------------

Short and long-term success is subject to many factors that are beyond management's control. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form 10-K contains forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below.

Operating Risk

The Company recently completed a plan to eliminate underperforming facilities to improve the profitability of the Company. The future of the Company now depends on generating sufficient operating profit from the remaining facilities to cover overhead expenses. The remaining facilities have not always been consistently profitable. Therefore, the Company is at risk if management is unable to execute an operating plan that will produce consistent profits from the remaining facilities.

Potential Loss of Lines of Credit

In December 2002, the Company replaced the then existing lines of credit with a new $2.0 million working capital line of credit that requires the Company maintain certain financial covenants including profitability each quarter. As of December 31, 2003, the Company was not in compliance with several covenants, including debt to equity ratios and liquidity ratios. The bank has waived these violations. Maintaining compliance is dependent, among other things, on achieving the required profitability. In 2002, the Company lost $591,000 and $4,679,000 in 2003. Continued losses would violate the terms of the new credit line. While in the past the bank granted covenant violation waivers when needed, the Company cannot assure that the bank will continue to grant waivers in the future. Failure to obtain such waivers when, and if needed, could result in acceleration of payment obligations under the credit agreement and severely reduce liquidity. In addition, the existing credit agreement expires June 30, 2004. Management will make efforts to replace this facility; however, the Company cannot assure that alternative financing will be available. Failure to replace this facility will adversely impact liquidity and could deprive the Company of the working capital needed to continue to operate.

Potential Inability to Meet Future Capital Needs

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next six months. However, the Company incurred a $4,679,000 loss during 2003. The Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Market Prices for Blood Do Not Necessarily Reflect Costs

The Company depends on competitive pricing to obtain and maintain sales. As costs increase, the Company may not be able to raise prices commensurately if competitors do not. Some competitors have greater resources than the Company to sustain periods of unprofitable sales. Cost increases may therefore have a direct negative effect on profits and a material adverse affect on the business.

Declining Blood Donations

The business depends on the availability of donated blood. Only a small percentage of the population donates blood, and new regulations intended to reduce the risk of introducing infectious diseases in the blood supply has decreased the pool of potential donors. If the level of donor participation in blood products declines, the Company may not be able to achieve profitability or reduce costs sufficiently to maintain profitability in blood products. Changes in California law have required the Company to cease its historical practice of compensating some of its apheresis platelet donors. While the Company has developed strategies to recruit volunteer donors, there can be no assurance that these strategies will result in sufficient collections to meet customer needs or to assure profitability.

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

Impact  of Reimbursement Rates

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. Decreases in reimbursement rates or increase which do not keep pace with higher costs, may impact the Company's profitability.

Increasing Reliance on Outside Laboratories

The Company maintains laboratories that are licensed and accredited to test blood products for purity, potency and quality. The Company also utilizes outside laboratories for a variety of tests. As other new testing and processing technologies are introduced, the Company has increased its reliance on outside laboratories. In using outside laboratories the Company will have less control over testing costs. In addition, because laboratory facilities competent in these new technologies are scarce, the loss of an outside laboratory because of competition for capacity would have a material adverse effect on the business.

Targeted Donor Base Involves Higher Collection Costs

Part of the Company's current operations involves conducting blood drives for organizations that provide a relatively small number of donors. Blood drives directed at smaller donor sites lack the efficiencies associated with larger blood drives. As a result, collection costs might be higher than the competition and may affect profitability and growth plans.

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

Not-For-Profit Status Gives Advantages to Our Competitors

HemaCare Corporation is the only significant blood products supplier to hospitals in the U.S. that is operated for profit and investor owned. The not-for-profit competition is exempt from federal and state taxes, and has substantial community support and access to tax-exempt financing. The Company may not be able to continue to compete successfully with not-for-profit organizations and the business and results of operations may suffer material adverse harm.

Potential Adverse Affect from Changes in the Healthcare Industry

In the U.S., a fundamental change is occurring in the healthcare system. Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. A national hospital chain has announced plans to sell 19 of its facilities in California, many of which are customers of the Company. In addition, there has been significant consolidation among healthcare providers as providers seek to enhance efficiencies, and this consolidation is expected to continue. As a result of these trends, the Company may be limited in its ability to increase prices for products in the future, even if costs increase. Further, the Company could be adversely affected by customer attrition as a result of consolidation or closure of hospital facilities.

Future Technological Developments Could Jeopardize Business

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

Operations Depend on Obtaining the Services of Qualified Medical
Professionals

The Company is highly dependent upon obtaining the services of qualified medical professionals. In particular, operations depend on the services of registered nurses and other medical technolgists. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict. If the Company is unable to attract and retain a staff of qualified medical professionals, operations would be adversely affected.

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

Product Safety and Product Liability

Blood products carry the risk of transmitting infectious diseases, including hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses highly qualified testing service providers to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims could exceed insurance coverage and materially and adversely affect the Company's financial condition. Furthermore, healthcare regulations are constantly changing and certain changes could require costly compliance or make some of our operations impossible to continue.

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

Stocks Traded on the OTC Bulletin Board are Subject to Greater Market Risks than Those of Exchange-Traded and NASDAQ Stocks

HemaCare's common stock was delisted from the NASDAQ Small Cap Market on October 29, 1998 because of the failure to maintain NASDAQ's requirement of a minimum bid price of $1.00. Since November 2, 1998, the common stock has traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the NASDAQ Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of our common stock or to obtain accurate quotations as to its price.

Stock Price Could Be Volatile

The price of HemaCare's common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in the health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of HemaCare's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in HemaCare's common stock makes it more vulnerable to rapid changes in price in response to market conditions.

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


Item 7a   Quantitative And Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

In the normal course of business, the Company's operations are exposed to risks associated with fluctuations in interest rates. The Company manages its risks based on management's judgment of the appropriate trade-off between risk, opportunity and costs. Management does not believe that interest rate risks are material to the results of operations or cash flows of the Company, and, accordingly, does not generally enter into interest rate hedge instruments.

The Company has $2,017,000 of debt, which includes $1,567,000 of notes payable and capitalized leases with fixed interest rates. The remaining $450,000 of debt represents advances on the working capital line of credit and the interest rate is linked to the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, our interest expense would increase or decrease by approximately $4,500.


Item 8   Financial Statements and Supplementary Data
------   --------------------------------------------

The Index to Financial Statements and Schedules appears on page F-1, The Reports of Independent Public Accountants appears on F-2, F-3 and the Consolidated Financial Statements and Notes to Consolidated
Financial Statements appear on pages F-4 to F-15.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------    ------------------------------------------------------------

The Company has not received the consent of Arthur Andersen LLP to the inclusion of its report of independent public accountants dated March 14, 2002 in the Company's Annual Report Form 10-K for the fiscal year ended December 31, 2002. Because Arthur Andersen LLP has not consented to the inclusion of their report into the Company;s Annual Report Form 10-K for the fiscal year ended December 31, 2002, you may not be able to recover against Arthur Andersen LLP for any untrue statements of a material fact contained in the financial statements or financial statement schedule audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

Item 9A   Controls And Procedures
-------   -----------------------

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.


                                PART III

Item 10   Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

The information concerning the directors and executive officers of the Company is incorporated here by reference from the section entitled "Proposal 1 - Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").


Item 11   Executive Compensation
-------   ----------------------

The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

Item 12    Security Ownership of Certain Beneficial Owners and
           Management and related stockholder matters
-------    ---------------------------------------------------

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled "General Information - Security Ownership of Principal Stockholders and Management" and "Proposal 1 - Election of Directors" contained in the Proxy Statement.


Item 13    Certain Relationships And Related Transactions
-------    ----------------------------------------------

The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors - Certain Relationships and Related Transactions" contained in the Proxy Statement.


Item 14   Principal Accountant Fees and Services
-------   --------------------------------------

The information concerning the Company's principal accountant's fees and services is incorporated herein by reference from the section entitled "Independent Public Accountants" in the Proxy Statement.


                              PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K
-------   -------------------------------------------------------

The following are filed as part of this Report:

(a) 1.    Financial Statements

          An index to Financial Statements and Schedules appears on page F-1.

    2.    Financial Statement Schedules

          The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

    3.    Exhibits

          The following exhibits listed are filed or incorporated by reference as part of this Report.


           3.1 Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.


           3.2 Amended and Restated Bylaws of the Registrant, as amended-- incorporated by reference to Exhibit 3.1.0 to Form 8-K of the Registrant dated February 19, 2003, File No. 000-15233.

           4.1 Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003--incorporated by reference to Exhibit 4.4 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.

           4.2 Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003--incorporated by reference to Exhibit 4.5 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.

           4.3 Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998--incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998, File No. 000-15233.

           4.4 Registration Rights of Shareholders--incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of the Registrant dated August 19, 1996, File No. 000-15233.

          10.1 1996 Stock Incentive Plan, as amended, of the Registrant-- incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996, File No. 000-15233.

          10.2 Loan and Security Agreement between the Registrant and Comerica Bank dated November 19, 2002--incorporated by reference to Exhibit 10.2 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.

         10.3* Services Agreement between the Registrant and Alan C. Darlington, dated March 10, 1999--incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter ended March 31, 1999, File No. 000-15233.

         10.4* Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000--incorporated by reference to
                Exhibit 10.12 of Form 10-K of the Registrant for the year ended December 31, 2000, File No. 000-15233.

         10.5*  Employment Letter between the Registrant and Judi
                Irving, dated December 6, 2002--incorporated by reference to
                Exhibit 10.8 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.

         10.6* Separation Agreement between the Registrant and Alan C. Darlington, dated September 28, 2002--incorporated by reference to Exhibit 10.9 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.

         10.7 Master Security Lease Agreement between the Registrant and GE Capital Healthcare Financial Services dated December 26, 2002 --incorporated by reference to Exhibit 10.10 to form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15233.

        10.8* Employment Letter between the Registrant and Robert S. Chilton, dated October 3, 2003--incorporated by reference to Exhibit 10.1 to form 10-Q of the Registrant for the quarter ended September 30, 2003, File No. 000-15233.


        10.12 Lease Agreement between the Registrant and Gambro BCT, dated December 30, 2003.

        11      Computation of earnings (loss) per common equivalent share.

        21      Subsidiaries of the Registrant.

        23.1    Consent of Ernst & Young LLP, Independent Auditors.

        23.2    Notice Regarding Consent of Arthur Andersen LLP.

        31.1 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1    Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

     * Management contracts and compensatory plans and arrangements.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on November 4, 2004 disclosing under Item 5 (Other Information) the appointment Robert Chilton as Chief Financial Officer.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   March 25,  2004               HEMACARE CORPORATION
      ------------------------

                                      /s/ Robert S. Chilton
                                     --------------------------
                                     Robert S. Chilton, Chief
                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the twenty-fifth day of March, 2004.



Signature                             Title


/s/   Julian L. Steffenhagen          Chairman of the Board
------------------------------
Julian L. Steffenhagen


/s/  Judi Irving                      President and Chief Executive
Judi Irving                           Officer and Director
-------------------------------       (Principal Executive Officer)


/s/   Robert S. Chilton               Executive Vice President and
-------------------------------       Chief Financial Officer
Robert S. Chilton                     (Principal Financial and
                                      Accounting Officer)


/s/  Steven Gerber                   Director
-------------------------------
Steven Gerber


/s/  Robert L. Johnson               Director
--------------------------------
Robert L. Johnson


/s/  Terry Van Der Tuuk
--------------------------------
Terry Van Der Tuuk                    Director

       Index to Consolidated Financial Statements and Schedules
                        Item 14(a) (1) and (2)


                                                            Sequential
                                                               Page
                                                              Number
                                                            ----------

Report of Independent Auditors Ernst & Young LLP.........      F-2

Report of Independent Auditors Arthur Andersen, LLP......      F-3

Consolidated balance sheets at December 31, 2003
 and December 31, 2002...................................      F-4

For the years ended December 31, 2003, 2002 and 2001:

     Consolidated statements of operations...............      F-5

     Consolidated statements of shareholders' equity.....      F-6

     Consolidated statements of cash flows...............      F-7

Notes to consolidated financial statements...............      F-8


Other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

         REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Stockholders of HemaCare Corporation:

We have audited the accompanying consolidated balances sheet of HemaCare Corporation (a California corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of HemaCare Corporation, for the fiscal year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 14, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HemaCare Corporation and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 10 to the consolidated financial statements, HemaCare Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 during the first quarter of fiscal 2002. As discussed above, the financial statements of HemaCare Corporation as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 10, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 10 for fiscal 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net income, and the related net earnings-per-share amounts. Our audit procedures with respect to the disclosures in Note 10 for fiscal 2001 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 in Note 10 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 17, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with HemaCare Corporation filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See
Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2001, referred to in this report has not been included in the accompanying financial statements.

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


/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
March 14, 2002

                            HEMACARE CORPORATION AND SUBSIDIARIES
				  CONSOLIDATED BALANCE SHEETS

						December 31,      December 31,
                                                   2003		      2002
						-------------     ------------
		ASSETS

Current assets:
  Cash and cash equivalents.................... $    935,000      $  1,048,000
  Accounts receivable, net of allowance for
   doubtful accounts of $351,000 in 2003 and
   $208,000 in 2002............................    3,128,000         4,932,000
  Product inventories and supplies.............      494,000           795,000
  Prepaid expenses.............................      388,000           295,000
  Note receivable..............................       20,000                 -
  Deferred income taxes, current...............            -           402,000
                                                -------------     -------------
           Total current assets................    4,965,000         7,472,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $2,919,000 in 2003 and $2,450,000 in 2002....    3,259,000         3,308,000
Deferred taxes.................................            -         2,582,000
Other assets...................................       62,000            93,000
                                                -------------     -------------
                                                $  8,286,000      $ 13,455,000
                                                =============     =============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $  1,686,000      $  2,277,000
  Accrued payroll and payroll taxes............      918,000         1,231,000
  Other accrued expenses.......................      243,000           201,000
  Current obligations under capital leases.....      229,000            90,000
  Current obligations under notes payable......      710,000           199,000
                                                -------------     -------------
           Total current liabilities...........    3,786,000         3,998,000

Obligations under capital leases, net
  of current portion...........................      954,000           246,000
Notes payable, net of current portion..........      124,000         1,107,000
Other long-term liabilities....................       11,000            17,000
Commitments and contingencies (Note 12)........
Shareholders' equity:
  Common stock, no par value - 20,000,000
    shares authorized, 7,756,060 issued and
    outstanding in 2003 and 7,751,090 in 2002..   13,319,000        13,316,000
  Accumulated deficit..........................   (9,908,000)       (5,229,000)
                                                -------------     -------------
           Total shareholders' equity..........    3,411,000         8,087,000
                                                -------------     -------------
                                                $  8,286,000      $ 13,455,000
                                                =============     =============


	      The accompanying notes are an integral part of these
                        consolidated financial statements.
				     F-4

                    HEMACARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Years Ended December 31


                                          2003           2002           2001
				      ------------   ------------   ------------
Revenues:
    Blood products..................  $ 20,030,000   $ 19,444,000   $16,466,000
    Blood services..................     7,458,000      8,373,000     8,733,000
                                      -------------  -------------  ------------
    Total revenue...................    27,488,000     27,817,000    25,199,000

Operating costs and expenses:
    Blood products..................    20,169,000     18,447,000    14,979,000
    Blood services..................     5,068,000      5,625,000     5,811,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................    25,237,000     24,072,000    20,790,000


    Gross profit....................     2,251,000      3,745,000     4,409,000

General and administrative expenses.     3,946,000      4,074,000     3,918,000
                                      -------------  -------------  ------------

Income (loss) from operations.......    (1,695,000)      (329,000)      491,000
Other income (expense)..............	         -	  (51,000)	 22,000
Write off of impaired goodwill......             -       (362,000)            -
                                      -------------  -------------  ------------
Income (loss) before income taxes...    (1,695,000)      (742,000)      513,000
Provision (benefit) for income
   taxes............................     2,984,000       (151,000)      190,000
                                      -------------  -------------  ------------
     Net income (loss)..............  $ (4,679,000)  $   (591,000)  $   323,000
				      =============  =============  ============

Income (loss) per share
 Basic..............................  $      (0.60)   $     (0.08)  $      0.04
                                      =============  =============  ============

 Diluted............................  $      (0.60)   $     (0.08)  $      0.04
                                      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,753,000      7,673,000     7,534,000
                                      =============  =============  ============

Weighted average shares outstanding
 - diluted..........................     7,753,000      7,673,000     8,298,000
                                      =============  =============  ============


	    The accompanying notes are an integral part of these
		    consolidated financial statements.
				   F-5

                    HEMACARE CORPORATION AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 2003, 2002 and 2001


			   Common Stock         Accumulated
		       Shares        Amount       Deficit         Total
		      ---------   ------------  ------------  -------------
Balance as of
 December 31, 2000.. 7,690,000    $13,164,000   $(4,961,000)   $ 8,203,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............    93,000         93,000             -         93,000
Stock repurchased...  (332,000)      (391,000)            -       (391,000)
Stock options
 exercised..........   140,000        199,000             -        199,000
Net Income..........         -              -       323,000        323,000
		     ----------  -------------  ------------   ------------
Balance as of
 December 31, 2001.. 7,591,000     13,065,000    (4,638,000)     8,427,000

Issuance of common
 stock for employee
 401(k) and
 incentive bonus
 plans..............    76,000        122,000             -        122,000
Extension of stock
 options............         -         56,000             -         56,000
Warrants issued.....         -         20,000             -         20,000
Stock options
 exercised..........    84,000         53,000             -         53,000
Net Loss............         -              -      (591,000)      (591,000)
                     ----------  -------------  ------------   ------------

Balance as of
 December 31, 2002.. 7,751,000     13,316,000    (5,229,000)     8,087,000

Stock options
 exercised..........     5,000          3,000             -          3,000
Net Loss............         -              -    (4,679,000)    (4,679,000)
                     ----------   ------------  ------------   ------------
Balance as of
 December 31, 2003.. 7,756,000    $13,319,000   $(9,908,000)   $ 3,411,000
                     ==========   ============  ============   ============

	    The accompanying notes are an integral part of these
		    consolidated financial statements.

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                      For the Years Ended DEcember 31

                                                      2003            2002          2001
						   ------------   ------------  -------------
Cash flows from operating activities:
 Net income (loss)...............................  $(4,679,000)   $  (591,000)  $   323,000
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Provision for bad debts......................      309,000              -        10,000
    Use (recognition) of deferred tax assets.....    2,984,000        (81,000)      190,000
    Depreciation and amortization................      717,000        426,000       299,000
    Gain (loss) on disposal of assets............      (11,000)        (1,000)        2,000
    Impairment of assets.........................      446,000              -             -
    Impairment of goodwill.......................            -        362,000             -
    Issuance of common stock and options for
     compensation................................            -        178,000        93,000

 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable...    1,495,000        522,000    (1,468,000)
    Decrease (increase) in inventories, supplies
     and prepaid expenses........................      338,000       (191,000)       11,000
    Decrease (increase) in other assets..........       31,000         (2,000)      (57,000)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities.....     (801,000)        99,000       505,000
    Other........................................      (68,000)        (7,000)       (1,000)
                                                   ------------   ------------  ------------
    Net cash provided by (used in) operating
     activities..................................      761,000        714,000       (93,000)

Cash flows from investing activities:
 Proceeds from sale of plant and equipment.......       79,000         10,000             -
 Decrease in marketable securities...............            -              -       868,000
 Purchase of plant and equipment.................     (270,000)     (1,203,000)  (1,646,000)
                                                   ------------   ------------  ------------
  Net cash used in investing activities..........     (191,000)     (1,193,000)    (778,000)

Cash flows from financing activities:
 Proceeds from exercise of stock options.........        3,000         53,000       199,000
 Repurchase and retirmenet of common stock.......            -              -      (391,000)
 Principal payments on debts and and
  capitalized leases.............................     (686,000)      (258,000)     (116,000)
 Other debt borrowings...........................            -        132,000             -
 Borrowings on line of credit....................            -        575,000       842,000
                                                   ------------   ------------  ------------
 Net cash provided by (used in) financing
   activities....................................     (683,000)       502,000       534,000

 (Decrease) increase in cash and cash
  equivalents....................................     (113,000)        23,000      (337,000)
 Cash and cash equivalents at beginning of
   period........................................    1,048,000      1,025,000     1,362,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......  $   935,000    $ 1,048,000   $ 1,025,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    79,000    $    59,000   $    30,000
                                                   ============   ============ =============
 Income taxes paid...............................  $    18,000    $         -   $    44,000
                                                   ============   ============  ============

Items not impacting cash flows:
 Purchase of equipment - Capital lease...........  $   932,000    $   162,000   $   151,000
                                                   ============   ============  ============
 Purchase of equipment - Notes...................  $         -    $    30,000   $         -
                                                   ============   ============  ============
 Issuance of warrants............................  $         -    $    20,000   $         -
                                                   ============   ============  ============
 Insurance premiums financed.....................  $   130,000    $         -   $         -
                                                   ============   ============  ============


		     The accompanying notes are an integral part of these
				consolidated financial statements.

                               HemaCare Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2003


Note 1 - Organization
---------------------

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

Revenues and Accounts Receivable: Revenues are recognized upon acceptance of the blood products or the performance of blood services. Blood services revenues consist primarily of mobile therapeutics sales, while blood products revenues consist primarily of sales of single donor platelets and whole blood components that are manufactured or purchased and distributed by the Company and donor testing. Accounts receivable are reviewed periodically for collectibility.

Inventories and Supplies: Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost of market and are accounted for on a first-in, first-out basis.

Inventories are comprised of the following as of December 31,

Inventories
                     2003        2004
                  ----------  ----------
Blood products    $  61,000   $ 126,000
Supplies          $ 433,000   $ 669,000
                  ----------  ----------
                  $ 494,000   $ 795,000
                  ==========  ==========

Plant and Equipment: Plant and equipment are stated at original cost. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over two to nine years. Leasehold improvements are amortized over the lesser of their useful life or the length of the lease, ranging from three to five years. The cost of normal repairs and maintenance are expensed as incurred.

Goodwill: During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company discontinued amortizing goodwill. During 2002, the Company determined that the goodwill was impaired and recorded an adjustment to write off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets. During 2001 and prior, goodwill was amortized on a straight-line basis over ten years. Goodwill amortization was $53,000 for the year ended December 31, 2001.

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

Income Taxes: Income taxes are computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. In 2003, the Company determined that it was more likely than not that the deferred tax assets on the balance sheet would not be used against future possible income. Therefore, the Company recorded a valuation reserve equivalent to 100% of the value of the available deferred tax assets. This resulted in a current period charge to the provision for income taxes of $2,984,000 in 2003.

Per Share Data: Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options and warrants.

Interest expense: During the three years ended December 31, 2002, 2001 and 2000 the Company incurred interest expense of $79,000, $61,000 and $30,000, respectively.

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

The FASB has issued FASB Statement No. 146 ("SFAS 146"), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. During 2003, the Company did close certain blood center operations, and applied SFAS 146 to recognize expenses associated with
these closures as incurred.   See Note 15.

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

Note 3 - Plant and Equipment
----------------------------

Plant and equipment consists of the following:

                                          December 31,
                                   ------------------------
                                      2003          2002
                                   -----------   ------------

Furniture, fixtures and equipment  $ 5,704,000   $ 5,274,000
Leasehold improvements                 474,000       484,000
                                   ------------  ------------
                                     6,178,000     5,758,000
Less accumulated depreciation
  and amortization                  (2,919,000)   (2,450,000)
                                   ------------  ------------
                                   $ 3,259,000   $ 3,308,000
                                   ============  ============

Depreciation expense for 2003, 2002 and 2001 was $717,000, $426,000 and $247,000, respectively.


Note 4 - Line of Credit and Notes Payable
-----------------------------------------

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (4.50% as of December 31, 2003). As of December 31, 2003, the Company's net borrowings on this line of credit were $450,000. This line of credit matures in June 2004, and is included in "current obligations under notes payable" on the balance sheet. As of December 31, 2003, the unused portion of the Company's line of credit was $1,363,000.

This loan is collateralized by substantially all of the Company's assets and requires the maintenance of certain financial covenants, including minimum levels of profitability, quick assets to current liability ratio, debt to equity ratio and prohibits the payment of dividends or stock repurchases. As of December 31, 2003, the Company was not in compliance with all of these covenants. The Company has requested, and Comerica has agreed to waive these covenant violations.

The Company also has various other notes payable with Comerica Bank - California that are secured by equipment. As of December 31, 2003, the total amount outstanding under these notes is $245,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.6%. The Company incurred interest expense to Comerica Bank in 2003, 2002 and 2001 of $47,000, $36,000 and $19,000 respectively. As of December 31, 2002, the Company was in compliance with these loan covenants. All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted.

In addition, the Company has another note payable with One Source Financial. As of December 31, 2003, the balance due on this note was $73,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. The Company also has a note payable related to financing certain insurance premiums. As of December 31, 2003, the balance due on this note was $65,000 and requires monthly payments of approximately $13,000 including interest at a rate of 3.4%.

Future maturities under these notes are as follows:

2004          $   710,000
2005              121,000
2006                3,000
              -----------
              $   834,000
              ===========

Note 5 - Leases
---------------

The Company has entered into various capital leases for equipment, expiring on various dates through 2006. Included in property and equipment are the following assets held under capital leases.

Year Ended December 31         2003         2002
                           -----------  -----------
Equipment                  $1,317,000   $  439,000
Accumulated Depreciation     (107,000)     (92,000)
                           -----------  -----------
                           $1,210,000   $  347,000
                           ===========  ===========

Late in 2003, the Company completed an asset purchase transaction for blood collection and blood treatment equipment. The Company financed this transaction as a capital lease with the manufacturer. As of December 31, 2003, the total value of the lease obligation was $932,000, and requires monthly payments of approximately $18,000, which includes interest at a rate of 7.5%.

The Company leases its facilities and certain equipment under operating leases that expire through the year 2009. Future minimum rentals under capitalized and operating leases are as follows:


Year ending December 31      Capital     Operating
                           -----------  -----------
2004.....................  $  306,000   $  304,000
2005.....................     312,000      259,000
2006.....................     305,000      215,000
2007.....................     229,000        4,000
2008.....................     222,000            -
2009.....................      18,000            -
                           -----------  -----------
Total:                      1,392,000   $  782,000
Less:  Interest..........    (209,000)  ===========
                           -----------
Principal value..........   1,183,000
Less:  Current portion...    (229,000)
                           -----------
                           $  954,000
                           ===========

Total rent expense under all operating leases was $971,000, $796,000 and $517,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. Additionally, the Company's facility in Sherman Oaks is currently operating under a month-to-month basis while contract negotiations are ongoing. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Note 6 - Severance
------------------

During 2002, the Company's President and Chief Executive Officer left the Company. In accordance with the terms of his employment contract, he was entitled to severance in the amount of $247,000. This amount is being paid over a period of one year from the date of separation. As of December 31, 2003, the unpaid severance was $50,000. Pursuant to the terms of his employment contract, he previously received an option to purchase up to 250,000 shares of the Company's Common Stock at a price of $0.41 per share. In 2001, the former Chief Executive Officer was granted stock options to purchase 100,000 shares of the Company's Common Stock at the market price on the date of grant $1.20, subject to certain vesting requirements. All of the 250,000 stock options issued pursuant to the employment agreement and 20,000 stock options from the 2001 option grant were vested as of his separation date. In partial consideration for canceling these options, the former Chief Executive Officer received 250,000 warrants to purchase shares of the Company's Common Stock at $0.60 per share. Additionally, he received 20,000 warrants to purchase shares of the Company's Common Stock at $1.20 per share. All warrants have four-year lives. If the former Chief Executive Officer decided to purchase these warrants, the severance would be reduced by $20,000, which was approximately equal to the fair market value on the date of grant. During 2003, the former Chief Executive Officer did purchase the warrants in question, and his severance was reduced by $20,000. During 2002, the Company also extended the stock options to a former officer and accounted for the difference between the fair market value on the date of the extension and the exercise price as additional compensation in the amount of $56,000. This was accounted for in general and administrative expenses as employee compensation in 2002.

Note 7 - Income Taxes
---------------------

The Provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:


                           -----------  ----------  ------------
                               2003        2002        2001
                            -----------  ----------  ------------
Current taxes:
  Federal.................  $        -   $       -   $     5,000
  State...................       2,000     (50,000)       12,000
                            -----------  ----------  ------------
                                 2,000     (50,000)       17,000
Deferred taxes:
  Federal.................   2,647,000     (87,000)      146,000
  State...................     335,000     (14,000)       27,000
                            -----------  ----------  ------------
                             2,982,000    (101,000)      173,000
                            -----------  ----------  ------------
Provision (benefit)
 for income taxes.........  $2,984,000   $(151,000)  $   190,000
                            ===========  ==========  ============


Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2003, 2002 and 2001 are as follows:


                             ------------ ----------  ------------
                                 2003        2002         2001
                             ------------ ----------  ------------

Income tax expense at fed-
 eral statutory rate......   $  (576,000) $ (250,000) $   174,000
State income taxes, net
  of federal benefit......       (18,000)     (5,000)      30,000
Change in valuation
  allowance...............     3,540,000     142,000            -
Permanent differences.....         9,000      14,000       34,000
Other.....................        29,000     (52,000)     (48,000)
                             ------------  ----------  -----------
Income tax expense
 (benefit)................   $(2,984,000) $ (151,000)  $  190,000
                             ============ ===========  ===========


The Company has recorded a net deferred tax asset of $0 and $2,984,000 at December 31, 2003 and 2002, respectively. The components of the net deferred tax asset at December 31, 2003 and 2002 are as follows:


                               2003         2002
                            -----------  -----------
Current:

Reserve...................  $   80,000   $  108,000
Accrued expenses and
 other....................     238,000      294,000
                            -----------  -----------
Total deferred tax
 assets...................  $  318,000   $  402,000

Noncurrent:

Net operating loss.......    2,825,000    2,016,000
Depreciation and
 amortization............      (15,000)     245,000
Tax credit carryforward..      844,000      866,000
Other....................      110,000       (3,000)
Valuation allowance......   (4,082,000)    (542,000)
                            -----------  -----------
                            $ (318,000)  $2,582,000
                            -----------  -----------
                            $        0   $2,984,000
                            ===========  ===========


A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized. The Company determined in the third quarter of 2003 that, based on recent historical and expected future operating results, that it is more likely than not that the Company will not be able to realize a significant portion of its deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

At December 31, 2003, the Company had net operating loss carryforwards available for Federal income and state tax purposes totaling $9,662,000, which expires through 2012. At December 31, 2003, the Company had federal income tax credit carryforwards of approximately $528,000 expiring through 2010, and state tax credit carryforwards of approximately $789,000, which are not subject to expiration through 2010.

Acquisitions of common stock which result in changes in equity ownership in the Company could result in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the 'Code"), thereby imposing an annual limitation (the "Section 382 Limitation") on the Company's ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company's utilization of its net operating loss carryforwards would be restricted.

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

The table below summarizes stock option transactions.

                                    2003                  2002                2001
                           ------------------     -----------------    ------------------
                            Shares     Price        Shares   Price      Shares    Price
                           ---------- --------    ---------- ------    ---------  -------
Outstanding at beginning
 of year.................   1,264,000   $0.96     1,521,000   $0.92    1,365,000   $0.86
Granted..................     330,000   $ .74       400,000   $0.70      345,000   $1.32
Exercised................      (5,000) ($0.63)      (84,000) ($0.63)    (140,000) ($1.42)
Canceled.................    (210,000) ($1.06)     (573,000) ($0.66)     (49,000) ($1.04)
                            ----------            ----------           ----------
Outstanding at end
 of year.................   1,379,000   $0.91     1,264,000   $0.96    1,521,000   $0.92
                            ==========            ==========           ==========
Exercisable at end
 of year.................     915,000   $0.95       703,000   $1.04      939,000   $0.80
                            ==========            ==========           ==========


The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2003:


                                 Options Outstanding         Options Exercisable
                            -------------------------------  --------------------
Range of Exercise Price        Shares     Life      Price      Shares     Price
-------------------------   ----------- ---------  --------  ----------  --------
$0.32 to $0.75                724,000   5.5 years  $ 0.53      534,000    $ 0.58
$0.76 to $1.50                520,000   8.0 years  $ 1.04      272,000    $ 1.12
$1.51 to $2.44                135,000   5.5 years  $ 2.29      109,000    $ 2.31
                            ---------              ------    ---------    ------
                            1,379,000              $ 0.91      915,000    $ 0.95
                            =========              ======    =========    ======


The Company has elected to adopt SFAS 123 "Accounting for Stock-Based Compensation" for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2003, 2002 or 2001. Had compensation expense for all options granted to employees been recognized in accordance with SFAS 123, the Company's net income and net income per share would have been as follows:

                            Years ended December 31,
                        2003         2002         2001
                     ------------   ---------    ----------

Net income (loss)
 as reported........ $(4,679,000)   $(591,000)   $ 323,000
Pro forma net
 income (loss)...... $(4,753,000)   $(728,000)   $ 171,000
Basic income (loss)
 per share as
 reported........... $     (0.60)   $   (0.08)   $    0.04
Diluted income
 (loss) per share
 as reported.......  $     (0.60)   $   (0.08)   $    0.04
Pro forma basic net
 income (loss) per
 share.............. $     (0.61)   $   (0.09)   $    0.02
Pro forma diluted
 net income (loss)
 per share.......... $     (0.61)   $   (0.09)   $    0.02


The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:

                            Years ended December 31,
                        2003         2002         2001
                      ----------   ---------    ----------
Expected life.......  4 Years      4 Years      4 Years
Expected volatility.  113%         113%         40%
Interest rate.......  3.6%         3.6%         6.2%
Dividend yield......  0%           0%           0%


Warrants


At December 31, 2003, 2002 and 2001, the Company had a total of
270,000, 760,000 and 520,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $0.64, $3.23 and $4.60, respectively. All of the warrants outstanding for all periods were exercisable. The weighted average lives for warrants outstanding at December 31, 2003 is 2.75 years.

As part of the severance with the former Chief Executive Officer (see
Note 6 - Severance), the Company cancelled 350,000 stock options with a weighted average exercise price of $0.64 per share. The Company issued 270,000 warrants to the former Chief Executive Officer with an average exercise price of $0.64 per share. These warrants are fully vested and expire in 2006.

Stock Repurchase


In 2000, the Company announced its intention to repurchase up to 15% of its outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. In 2000, the Company purchased 439,558 shares at an average price of $1.58 per share. In 2001, the Company purchased 332,300 shares at an average price of $1.18 per share. No purchases were made in 2002 or 2003, and the Company has terminated this program.


Note 9 - Earnings per Share
---------------------------


The following table provides the calculation methodology for the numerator and denominator for earnings per share:


                                   Years Ended December 31,
                              2003          2002          2001
                          ------------  -----------  ------------
Net income (loss)......   $(4,679,000)  $ (591,000)  $   323,000
Shares outstanding.....     7,753,000    7,673,000     7,534,000
Net effect of diluted
 options and warrants..             -            -       764,000
                          ------------  -----------  ------------
Dilutive shares
 oustanding............     7,753,000    7,673,000     8,298,000
                          ============  ===========  ============
Earnings (loss) per
 share dilutled........   $     (0.60)  $    (0.08)  $      0.04
                          ============  ===========  ============

Warrants and options to purchase 1,649,000 and 2,024,000 shares of common stock at December 31, 2003 and 2002 respectively, were excluded from the 2003 and 2002 computation of diluted earnings per share because the Company incurred a loss in these years. They were anti-dilutive. Warrants and options to purchase 590,000 shares of common stock at December 31, 2001, were excluded in the computation of diluted earnings per share because the exercise price of the warrants and options was greater than the average market price of the common stock.


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

The following table presents net income (loss) on a comparable basis after adjustment for amortization of goodwill:


                                   2003           2002          2001
                               ------------   ------------  ------------
Reported net income (loss)...  $(4,679,000)   $  (591,000)  $   323,000
Goodwill amortization,
 net of taxes................            -              -        31,000
Goodwill impairment,
 net of taxes................            -        217,000             -
                               ------------  -------------   -----------
Adjusted net income (loss)...  $(4,679,000)   $  (374,000)   $  354,000
                               ============   ============   ===========
Income (loss) per share
Basic
 Reported net income (loss)..  $     (0.60)   $    (0.08)    $     0.04
 Goodwill amortization.......            -             -           0.00
 Goodwill impairment.........            -          0.03              -
                               ------------   -----------   ------------
 Adjusted net income (loss)..  $     (0.60)   $    (0.05)   $      0.04
                               ============   ===========   ============

Diluted
 Reported net income (loss)..  $     (0.60)   $    (0.08)    $     0.04
 Goodwill amortization.......            -             -           0.00
 Goodwill impairment.........            -          0.03              -
                               ------------   -----------   ------------
 Adjusted net income (loss)..  $     (0.60)   $    (0.05)    $     0.04
                               ============   ===========   ============


Note 11 - 401(k) Profit Sharing Plan
-------------------------------------

HemaCare's 401(k) Profit Sharing Plan (the "401(k) Plan") qualifies, in form, under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). For 2001 and 2000, the Company elected to match 50 percent of each participant's contribution, up to 5% of the participants' annual salary, with HemaCare common stock. During 2002 and 2001, HemaCare issued 76,365 shares ($122,000) and 92,848 shares ($93,000) of common stock as matching contributions for the 2001 and 2000 plan years, respectively. For the 2002 plan year, the Company contributed cash in the amount of $124,000 in 2003 as matching contributions. The Company did not make any contributions to the 401(k) Plan in 2003 pertaining to the 2003 plan year.


Note 12 - Commitments and Contingencies
---------------------------------------

Since 1976, California law has prohibited the infusion of blood products into patients if the donors of those products were paid unless, in the opinion of the recipient's physician, blood from a non-paid donor was not immediately available. Apheresis platelet products obtained from paid donors, including the Company's Sherman Oaks Center's paid donors, were exempted from this law by a series of state statutes, which, expired on January 1, 2003. Effective January 2, 2003, the Company only accepts platelet donations from volunteer donors. During 2003, 2002 and 2001 revenues from apheresis platelet donors were $4,100,000, $5,374,000 and $5,956,000 respectively.

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

The Company entered into a long-term commitment with a vendor to purchase kits used to produce blood products from blood donors and to provide blood services to patients. Under the terms of the agreement, the Company was obligated to purchase $10 million of kits at established prices through July 2006. During 2003, the Company renegotiated the terms of this purchase agreement to eliminate the kit commitment entirely.


Note 13 - Segment Information
-----------------------------

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

Management uses more than one criterion to measure segment performance. However, the dominant measurements are consistent with the Company's consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:

                                 Blood Products  Blood Services
                                 --------------  --------------

2003
Depreciation and amortization    $  918,000      $    51,000
Expenditures for fixed assets       828,000          291,000

2002
Depreciation and amortization    $  226,000      $    19,000
Expenditures for fixed assets     1,300,000                -

2001
Depreciation and amortization    $  109,000      $    27,000
Expenditures for fixed assets     1,097,000          145,000



Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.


Note 14 - Allowance for Doubtful Accounts
-----------------------------------------

Increases to the allowance for doubtful accounts totaled $309,000, $0 and $10,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts totaled $165,000, $4,000 and $2,000 for the years ended December 31, 2003, 2002 and 2001, respectively.


Note 15 - Exit and Disposal Activities
--------------------------------------

As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, including the mobile operations associated with these centers beginning in the third quarter of 2003. The donor centers included in this plan were Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston Vermont. As of December 31, 2003, all of these donor centers were closed with the exception of the donor center in Chapel Hill, North Carolina, which was closed in January 2004. Costs associated with the closures are reflected in the Company's 2003's results in accordance with generally accepted accounting principals.

As a result of the implementation of management's plan to close certain locations as described above, the Company's blood products segment incurred or anticipates will incur certain expenses associated with closing these centers. These expenses included the write-off of $214,000 of certain assets previously used in the operations of the closed donor centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs.

The following represents a reconciliation of the provision created in the blood products business segment as a result of the closure of these centers:


                                                       Remaining
                                                        Accrual
                                                        as of
                                                      December 31,
                            Provision    Utilized         2003
                            ---------    ---------    ------------
Termination Benefits:       $  77,000    $  76,000    $  1,000
Lease Abandonment Costs:      253,000      253,000           0
Fixed Asset Write-down:       214,000      214,000           0
Other Costs:                   54,000       28,000      26,000
                            ---------    ---------    ------------
Total:                      $ 598,000    $ 571,000    $ 27,000
                            =========    =========    ============



All of these expenses were incurred in 2003. Of the $598,000 provision recorded in 2003, $571,000 and $27,000 was recorded as operating expenses and general and administrative expenses, respectively.


Note 16 - Subsequent Events
---------------------------

In February 2004, the Company received notice from Gambro BCT ("Gambro"), one of the Company's largest suppliers, that the California Board of Equalization was conducting an audit of Gambro's sales tax records. Gambro communicated to the Company that preliminary results of this audit indicated that the Company is likely to receive a refund of previously paid sales taxes. The amount of the potential refund has not yet been determined; however, preliminary indications are that the amount could be material. The Company will record the benefit of this refund as soon as the amount can be reasonably estimated and is certain.

                           EXHIBIT INDEX



   10.12  Lease Agreement between the Registrant and Gambro BCT, dated
          December 30, 2003.

   11     Computation of earnings (loss) per common equivalent share.

   21     Subsidiaries of the Registrant.

   23.1   Consent of Ernst & Young LLP, Independent Auditors.

   23.2   Notice Regarding Consent of Arthur Andersen LLP.

   31.1   Certification Pursuant to Rule 13-a-14(a) of the Securities
          Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sabanes-Oxley Act of 2002.

   31.2   Certification Pursuant to Rule 13-a-14(a) of the Securities
          Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sabanes-Oxley Act of 2002.

   32.1   Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
          Section 906 fo the Sarbanes Oxley Act of 2002.