Form 10-Q
period 2004-03-31
HEMACARE CORP /CA/
filed 2004-05-14
CIK 801748

==========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark one)
/X/ 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

As of May 10, 2004, 7,756,060 shares of Common Stock of the registrant were issued and outstanding.

=============================================================================

                         HEMACARE CORPORATION AND SUBSIDIARIES
                                    INDEX TO FORM 10-Q
                                FOR THE THREE MONTHS ENDED
                                    MARCH 31, 2004

                                                                             Page
                                                                            Number
									    ------
PART I.	FINANCIAL INFORMATION
------- ---------------------

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2004 (unaudited)
        and December 31, 2003..............................................     1

	Consolidated Statements of Income for the three ended
        March 31, 2004 and 2003 (unaudited)................................     2

	Consolidated Statements of Cash Flows for the three months ended
        March 31, 2004 and 2003 (unaudited)................................     3

	Notes to Unaudited Consolidated Financial Statements...............     4

Item 2.	Management's Discussion and Analysis of Financial Condition and
 	Results of Operations..............................................     7

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.........    17

Item 4.	Controls and Procedure.............................................    17


PART II. OTHER INFORMATION
-------- -----------------

Item 1	Legal Proceedings..................................................    17

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities..................................................    17

Item 3.	Defaults Upon Senior Securities....................................    17

Item 4.	Submission of Matters to a Vote of Security Holders................    18

Item 5.	Other Information..................................................    18

Item 6. Exhibits and Reports on Form 8-K...................................    18

SIGNATURES.................................................................    18


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                           March 31,	   December 31,
                                                              2004             2003
                                                          ------------     -----------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $   911,000      $   935,000
  Accounts receivable, net of allowance for
    doubtful accounts - $395,000 in 2004 and $351,000
    in 2003............................................     3,442,000        3,128,000
  Product inventories and supplies.....................       565,000          494,000
  Prepaid expenses.....................................       316,000          388,000
  Note receivable......................................             -           20,000
                                                          ------------     ------------
                                                            5,234,000        4,965,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $3,057,000 in 2004 and $2,919,000 in 2003............     3,113,000        3,259,000
Deferred income taxes..................................        13,000                -
Other assets...........................................        54,000           62,000
                                                          ------------     ------------
                   Total current assets...............    $ 8,414,000      $ 8,286,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,515,000      $ 1,686,000
  Accrued payroll and payroll taxes....................     1,341,000          918,000
  Other accrued expenses...............................       159,000          243,000
  Current obligations under capital leases.............       247,000          229,000
  Current obligations under notes payable..............       209,000          710,000
                                                           ------------     ------------
              Total current liabilities................     3,471,000        3,786,000

Obligations under capital leases, net
  of current portion...................................       891,000          954,000
Notes payable, net of current portion..................       386,000          124,000
Other long-term liabilities............................         9,000           11,000
Commitments and contingencies..........................

Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,756,060 isued and outstanding in
    2004 and 2003......................................    13,319,000       13,319,000
  Accumulated deficit..................................   ( 9,662,000)      (9,908,000)
                                                          ------------     ------------
              Total shareholders' equity...............     3,657,000        3,411,000
                                                          ------------     ------------
                                                          $ 8,414,000      $ 8,286,000
                                                          ============     ============

            The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                HEMACARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                           --------------------------
                                               2004          2003
                                           ------------  ------------
Revenues:
     Blood products....................    $ 4,845,000   $4,946,000
     Blood services....................      1,891,000    1,985,000
                                           ------------  -----------
      Total revenue....................      6,736,000    6,931,000

Operating costs and expenses:
     Blood products....................      4,058,000    4,684,000
     Blood services....................      1,247,000    1,247,000
                                           ------------   ----------
     Total operating costs and
        expenses.......................      5,305,000    5,931,000
                                           ------------  -----------

     Gross profit......................      1,431,000    1,000,000

General and administrative
   expenses............................      1,185,000      986,000
                                           ------------  -----------
Income before income taxes.............        246,000       14,000
Provision for income taxes.............              -        6,000
                                           ------------  -----------
   Net income..........................    $   246,000   $    8,000
                                           ============  ===========

Basic and diluted earnings per share...    $      0.03   $     0.00
                                           ============  ===========

Weighted average shares outstanding
 - basic...............................      7,756,000    7,751,000
                                           ============  ===========
Weighted average shares outstanding
  - diluted............................      7,947,000    7,834,000
                                           ============  ===========


       The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Three months ended March 31,
                                                                 2004            2003
                                                            -------------   ---------------

Cash flows from operating activities:
  Net income................................................$   246,000    $     8,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for bad debts................................    126,000              -
     Use (recognition) of deferred tax assets...............    (13,000)         6,000
     Depreciation and amortization..........................    153,000        148,000
     Loss of disposal of assets.............................      3,000              -

Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable............   (440,000)       610,000
      Decrease (increase) in inventories, supplies and
       prepaid expenses.....................................      1,000       (173,000)
      Decrease in other assets..............................      8,000          9,000
      Decrease in note receivable...........................     20,000              -
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilitiess......................    166,000        (25,000)
                                                             -----------    -----------
      Net cash provided by operating activities.............    270,000        583,000

Cash flows from investing activities:
  Proceeds from sale of plant and equipment.................     14,000              -
  Purchases of plant and equipment, net.....................    (24,000)      (207,000)
                                                             -----------    -----------
  Net cash used in investing activities.....................    (10,000)      (207,000)

Cash flows from financing activities:
  Principal payments on debt and capitalized leases.........   (284,000)      (218,000)
                                                             -----------    -----------
  Net cash used in financing activities.....................   (284,000)      (218,000)
                                                             -----------    -----------

(Decrease) increase in cash and cash equivalents............    (24,000)       158,000
Cash and cash equivalents at beginning of period............    935,000      1,048,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $  911,000     $1,206,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   31,000     $   20,000
                                                             ===========    ===========
  Income taxes paid......................................... $    1,000     $        -
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

                                HemaCare Corporation
                  Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2004, the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 25, 2004 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2004 and December 31, 2003, the Company had uninsured cash and cash equivalents of $701,000 and $719,000, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 2 - Line of Credit and Notes Payable
-----------------------------------------

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of March 31, 2004 the rate paid by the Company was 4.5%. As of March 31, 2004, the Company's net borrowing on this line of credit was $300,000, and the Company had unused availability of $1,700,000. The Company has entered into an amendment to the credit agreement with Comerica Bank to extend the term of the line of credit to June 30, 2005, and to revise the financial covenants to levels more favorable to the Company. As of March 31, 2004, the Company was in compliance with all of the revised covenants.

In addition, the Company has various other equipment notes payable with Comerica Bank - California. As of March 31, 2004, the total amount outstanding under these notes was $203,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.5%. Of the total amount borrowed under these notes, $148,000 is included in current obligations under notes payable on the balance sheet.

All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases.

Additionally, the Company has another note payable with One Source Financial. As of March 31, 2004, the balance on this note was $65,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $35,000 is included in current obligations under notes payable on the balance sheet.

The Company also has a note payable with AICCO, Inc. related to financing certain insurance premiums. As of March 31, 2004, the balance due on this note was $26,000, all of which is included in current obligations under notes payable on the balance sheet. The note requires monthly payments of approximately $13,000, including interest at a rate of 3.4%.

In December 2003 the Company entered into a capital lease transaction with Gambro BCT to finance the acquisition of equipment used in the Company's apheresis activities. The total value of the equipment financed through this capital lease was $932,000. The lease has a five year term and a fixed interest of 7.5%. The lease is secured by all of the equipment purchased through the lease financing.

Note 3 - Shareholders' Equity
-----------------------------

The Company has elected to adopt SFAS 123, "Accounting for Stock-Based Compensation," for disclosure purposes only and applies the provision of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2004 or 2003. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the Company's net income (loss) per share would have been as follows:

                                                Three months ended
                                                      March 31,
                                              -------------------------
                                                 2004           2003
                                              -----------    ----------
Net income as reported....................    $  246,000     $   8,000
Deduct: Total stock-based employee
compensation expense determined under
fair market value based method for all
awards net of related tax effects........        (40,000)      (28,000)
                                              -----------    ----------
Pro forma net income (loss):.............     $  206,000     $ (20,000)
                                              ===========    ==========

Net income per share - basic and diluted
   As reported...........................     $    0.03     $     0.00
   Pro forma.............................     $    0.03     $    (0.00)


Note 4 - Earnings per Share
---------------------------

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

                                                Three months ended
                                                      March 31,
                                              -------------------------
                                                 2004           2003
                                              ----------    -----------
Net income...............................    $  246,000     $    8,000
                                             ===========    ===========

Shares outstanding.......................     7,756,060      7,751,000
Net effect of diluted options and
  warrants...............................       191,000         83,000
                                             -----------    -----------
Dilutive shares outstanding..............     7,947,060      7,834,000
                                             ===========    ===========

Options and warrants outstanding for 1,639,000 shares and 1,794,000 for the three months ended March 31, 2003 and 2004, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5 - Provision for Income Taxes
-----------------------------------

The Company has substantial net operating losses from prior periods that will be available in 2004 to eliminate any federal tax liability. The Company has recognized income in each of the last two quarters, and as a result, and to the degree that the Company incurs any state tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company's net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. The Company estimates that $13,000 in state taxes has been incurred as a result of reportable income during the first quarter of 2004. Therefore, the Company reduced the valuation reserve by $13,000, thus eliminating any recognition of income taxes in the quarter.


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

Note 7 - Exit and Disposal Activities
-------------------------------------

As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, as well as the mobile operations associated with these centers, in the third and fourth quarters of 2003. Costs associated with the closures are reflected in the Company's third and fourth quarter results in accordance with generally accepted accounting principles.

During the first quarter of 2004, management completed the implementation of this plan by closing the donor center in Chapel Hill, North Carolina. All of the costs associated with the closure of this center are reflected in the Company's first quarter results in accordance with generally accepted accounting principles.

As a result of the implementation of management's plan to close the donor center as described above, the Company incurred or anticipates will incur certain expenses associated with closing this center. These expenses total $11,000 and include vehicle transportation expenses, equipment lease cancellation costs and other associated costs. All of the these costs were recorded as operating expense. Of the $11,000 provision recorded in the first quarter of 2004, $2,000 was utilized during the quarter and $9,000 remains outstanding as of March 31, 2004.

Note 8 - Subsequent Events
--------------------------

In February 2004, the Company received notice from Gambro BCT ("Gambro"), one of the Company's largest suppliers, that the California Board of Equalization was conducting an audit of Gambro's sales tax records. Gambro communicated to the Company that preliminary results of this audit indicated that the Company is likely to receive a refund of previously paid sales taxes. The amount of the potential refund has not yet been determined; however, preliminary indications are that the amount could be material. The Company will record the benefit of this refund, if any, as soon as the amount can be reasonably estimated and is certain.

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

The matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by the use of words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the Company's control. These factors include, without limitation, those described below under the heading "Risk Factors Affecting our Business." The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

General
-------

HemaCare Corporation ("HemaCare" or the "Company") collects, processes and distributes blood products to hospitals in the United States.
Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are usually provided on an "in-patient" basis under contract with the hospital as an outside purchased service.

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management completed a comprehensive evaluation of the Company's operations, and at the conclusion of this review developed a restructuring plan to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the collection capability in the geographic areas still served by the Company. Management's strategy is to return the Company to a profitable foundation before exploring opportunities for growth in other geographic areas or into new lines of business. The implementation of this plan started in the third quarter of 2003, and continued into early 2004. As of the end of the first quarter of 2004, the implementation of the restructuring plan is complete, and management is now focused on improving the profitability of the remaining operations including growth within existing geographic markets, expanding therapeutic apheresis market share and exploring new customer opportunities such as research companies.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.


Results of Operations
---------------------

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Overview

In the third and fourth quarters of 2003, management implemented a plan to cease operations at several donor centers, as well as the mobile operations associated with these centers. The operations management chose to close were under performing or required excessive overhead resources to support, in comparison with other operations of the Company. All of the costs associated with these closures were reflected in the Company's third and fourth quarter 2003 results in accordance with generally accepted accounting principles.

During the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina. All of the costs associated with the closure of this center are reflected in the Company's first quarter results in accordance with generally accepted accounting principles.

As a result of the successful implementation of management's restructuring plan, the gross profit for the Company's blood products segment significantly improved.

Revenues for the quarter ended March 31, 2004 were $6,736,000, which represents a decline in revenue of $195,000, or 2.8%, from $6,931,000 generated during the same period in 2003. Blood products revenue decreased $101,000, or 2.0%, as a result of the elimination of revenue generated by operations closed in the third and fourth quarters of 2003. Blood services revenue decreased $94,000, or 4.7%, as a result in a decrease in the number of therapeutic apheresis procedures performed.

For the three months ended March 31, 2004, the Company generated $246,000 of net income compared with net income of $8,000 for the same period in 2003. The increase in net income of $238,000, is mainly due to i) the elimination of expenses associated with operating non-performing donor centers closed in late 2003, ii) increased sales volume at all the ongoing donor centers, and iii) increases in product pricing.

Blood Products

For this business segment, the following table summaries the revenues, gross profit and sales volumes associated with donor centers operated by the Company, and donor centers closed in 2003:

            For the three month period ended March 31, 2004
               (Revenues and Gross Profit in Thousands)

                  Ongoing Centers      Closed Centers   California Mobiles
                ------------------  ------------------  ------------------
                  2004       2003     2004      2003      2004      2003
                --------  --------  --------  --------  --------  --------
Revenues        $ 4,780   $ 4,102   $    65   $   844   $ 4,845   $ 4,946
Gross Profit    $   787  $    456   $     -   $  (194)  $   787  $    262
Gross Profit %     16.5%     11.1%        -    (23.0%)    16.2%      5.3%

Units Sold:
  Single Donor
    Platelets     4,242     3,538        80     1,222     4,322     4,760
  Whole Blood    11,802    11,358         0     1,937    11,802    13,295


For the three months ended March 31, 2004, revenues from ongoing donor centers increased by $678,000, or 16.5%, to $4,780,000 from $4,102,000 in the same period of 2003. This increase in revenues was due to an increase in both platelet and whole blood product sales during the quarter. Platelet volumes increased nearly 20% during the first quarter of 2004 compared with the same period last year. Whole blood volumes increased 3.9% during this same period. All of the Company's ongoing donor centers generated increased revenue compared with the same period in 2003. Revenues from the closed donor centers declined by $779,000 from $844,000, which offset the growth in revenues from the ongoing centers.

For the three months ended March 31, 2004, gross profit for ongoing donor centers increased by $331,000 to $787,000 compared with the first quarter of 2003. The gross profit percentage also increased to 16.5% in 2004 from 11.1% in 2003. This improvement in gross profit is the result of i) increases in product prices and, ii) increased operational efficiencies realized from higher volumes.

In the second quarter of 2004, the donor center management contract between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, will terminate. The Company recorded revenues of $555,000 as a result of this contract in 2003, and $165,000 in the first quarter of 2004.

Blood Services

Revenues from blood services decreased by $94,000, or 4.7%, to $1,891,000 in the first quarter of 2004 from $1,985,000 in the same period of 2003. The decrease was mainly due to a 15.7% decrease in the number of therapeutic apheresis procedures performed from 1,649 procedures performed to 1,390 procedures primarily due to a reduction in the New York market, and the closure of the Company's operations in Illinois, North Carolina, Pennsylvania and Tennessee in 2003.

Gross profit for the blood services segment decreased $94,000, or 12.7%, from $738,000 generated in the first quarter of 2003 to $644,000 generated during the same period in 2004. This decline is primarily the direct result of lower blood services revenue in 2004 compared with 2003, and fewer high margin procedures.

General and Administrative Expenses

General and administrative expenses increased by $199,000, or 20.2%, to $1,185,000 in the first quarter of 2004 from $986,000 in the same period of 2003. This increase was primarily due to a $69,000 increase in insurance expenses, and a $124,000 increase in bad debt expense compared with the first quarter of 2003.

The Company has experienced a significant increase in professional liability insurance costs and other forms of insurance over the past year. In addition, during the fourth quarter of 2003 and the first quarter of 2004, the Company wrote off receivable balances at a greater rate than experienced in previous quarters. Most of these write offs pertain to receivables associated with the closed donor centers. Until the Company experiences a decrease in the level of receivable write offs, management has decided to maintain the allowance for doubtful accounts at the same percentage of gross receivables recognized as of the end of 2003. Accordingly, the Company recognized additional bad debt expense in the first quarter of 2004 of $126,000. This amount is $124,000 more than the bad debt expense recognized by the Company in the first quarter of 2003.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid any federal income tax expense for the first quarter of 2004. Therefore, no provision for federal income taxes was recorded for the quarter. However, in recent years the State of California has had a moratorium on the full utilization of prior period operating losses against current period income. Although this moratorium is scheduled to expire in 2004, management believes it is likely the moratorium will be extended in order to provide additional revenue to the state at a time of severe budget deficits. Since the Company recorded net income of $246,000, management estimates that a provision for state income tax is appropriate at the rate of 5.3%, which takes into consideration state apportionment factors and the California operating loss moratorium issue. During the first quarter of 2004, the

Company recorded an adjustment to the deferred tax asset valuation reserve of $13,000, which eliminated any provision for income taxes from the statement of income. This adjustment represents less than 1% of the total deferred tax asset. Management believes a small adjustment is appropriate considering the Company has recorded net income in each of the last two fiscal quarters, thereby constituting evidence that the Company may derive some future benefit from the deferred tax asset.


Critical Accounting Policies and Estimates
-------------------------------------------

Use of Estimates

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

Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of income.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company cash and cash equivalents equaled $911,000 and working capital of $1,763,000.

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable, less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of March 31, 2004 the rate paid by the Company was 4.5%. As of March 31, 2004, the Company's net borrowing on this line of credit was $300,000, and the unused portion of the Company's line of credit was $1,700,000. The Company has entered into an amendment to the credit agreement with Comerica Bank which extends the term of the line of credit to June 30, 2005, and to revise the financial covenants to levels more favorable to the Company. As of March 31, 2004, the Company was in compliance with all of the revised covenants.

In addition, the Company has various other equipment notes payable with Comerica Bank - California. As of March 31, 2004, the total amount outstanding under these notes was $203,000 and requires monthly principal payments of approximately $14,000 plus interest at a weighted average fixed rate of 6.5%. Of the total amount borrowed under these notes, $148,000 is included in current obligations under notes payable on the balance sheet.

All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases.

Additionally, the Company has another note payable with One Source Financial. As of March 31, 2004, the balance on this note was $65,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $35,000 is included in current obligations under notes payable on the balance sheet.

The Company also has a note payable with AICCO, Inc. related to financing certain insurance premiums. As of March 31, 2004, the balance due on this note was $26,000, all of which is included in current obligations under notes payable on the balance sheet. The note requires monthly payments of approximately $13,000, including interest at a rate of 3.4%.

Finally, in December 2003 the Company entered into a capital lease transaction with Gambro BCT to finance the acquisition of equipment used in the Company's apheresis activities. The total value of the equipment financed through this capital lease was $932,000. The lease has a five year term and a fixed interest rate of 7.5%. The lease is secured by all of the equipment purchased through the lease financing.

The following table summarizes our contractual obligations by year (in thousands).



                     Total    2005     2006    2007    2008    2009
                    -------  -------  ------  ------  ------  ------
Operating leases    $   704  $   290  $  259  $  155  $    -  $    -
Capitalized leases    1,327      320     309     291     222     185
Notes payable           595      209     386       -       -       -
                    -------  -------  ------  ------  ------  ------
Totals              $ 2,626  $   819  $  954  $  446  $  222  $  185
                    =======  =======  ======  ======  ======  ======


For the three months ended on March 31, 2004, net cash provided by operating activities was $270,000, compared to $583,000 for the three months ended March 31, 2003. The decrease of $313,000 is primarily due to an increase in accounts receivable balances of $440,000 since the end of 2003, whereas in the first three months of 2003, accounts receivable balances actually decreased $610,000. Although this represents a substantial swing from last year to this year, the days sales outstanding statistic as of the end of the first quarter of 2004 stood at 47 days, which compares favorably to 57 days outstanding as of the end of the first quarter of 2003. Therefore, management remains confident that recent efforts to accelerate collections has produced positive results for the Company's cash flow. Offsetting the change in account receivable balances during the first quarter of 2004 compared with the same period in 2003 were
i) an increase in net income of $238,000, ii) an increase in the provision for bad debts of $126,000, iii) a decrease in the change in inventories, supplies and prepaid expenses of $174,000, and iv) an increase in the change in accounts payable, accrued expenses and other liabilities of

$189,000. The increase in the provision for bad debts was the result of recent increases in receivable write offs that reduced the allowance for doubtful accounts below levels maintained in recent years as a percent of gross receivables. Unless and until the rate of receivable write offs decreases, management has decided to continue to maintain a consistent percentage of gross receivables in the allowance for doubtful accounts.
The decrease in the change in inventories, supplies and prepaid expenses is mostly the result of smaller build up of inventory during the first quarter of 2004 than experienced in the first quarter of 2003. Finally, the increase in the change in accounts payable, accrued expenses and other liabilities in the first quarter of 2004 compared with the first quarter of 2003 is primarily due to an increase in accrued payroll in 2004.

For the three months ended on March 31, 2004, net cash used in investing activities was $10,000, compared with $207,000 for the same period in 2003. The decrease of $197,000 is primarily due to the Company's investments in new vehicles and leasehold improvement expenditures during the first quarter of 2003. The Company did not make similar investments in plant or equipment during the first quarter of 2004.

For the three months ended March 31, 2004, net cash used in financing activities is $284,000 compared with net cash used of $218,000 for the three months ended March 31, 2003. The difference in the cash used for financing activities is primarily due to management's decision to use a portion of the cash generated by operations to reduce debt rather than on the acquisition of plant and equipment as was done during the first quarter of 2003.

Management anticipates that cash on hand and available borrowing on the bank line of credit will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases and operating lease commitments. The Company has entered into an amendment to the credit agreement with Comerica Bank that extends the term of the line of credit to June 30, 2005.

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

Potential Loss of Lines of Credit

In December 2002, the Company replaced the then existing lines of credit with a new $2.0 million working capital line of credit that requires the Company maintain certain financial covenants including profitability each quarter. The Company has entered into an amendment to the credit agreement with Comerica Bank that extends the term of the line of credit to June 30, 2005, and to revise the financial covenants to levels more favorable to the Company. As of March 31, 2004, the Company was in compliance with the revised covenants. Maintaining compliance is dependent, among other things, on achieving the required profitability. The Company generated losses of $591,000 and $4,679,000 for 2002 and 2003, respectively. Continued losses would violate the terms of the credit line. While in the past the bank granted covenant violation waivers when needed, the Company cannot assure that the bank will continue to grant waivers in the future. Failure to obtain such waivers when, and if, needed could result in acceleration of payment obligations under the credit agreement and severely reduce liquidity. In addition, the existing credit agreement expires June 30, 2005. Management will make efforts to replace this facility or negotiate an extension of the existing line of credit; however, the Company cannot assure that alternative financing will be available or that the existing line of credit can be extended on terms acceptable to the Company. Failure to replace this facility will adversely impact liquidity and could deprive the Company of the working capital needed to continue to operate.

Potential Inability to Meet Future Capital Needs

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next six months. However, the Company incurred a $4,679,000 loss during 2003. While the Company generated $246,000 in net income during the first quarter of 2004, there is no assurance this performance will be sustainable and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

Declining Blood Donations

The business depends on the availability of donated blood. Only a small percentage of the population donates blood, and new regulations intended to reduce the risk of introducing infectious diseases in the blood supply have decreased the pool of potential donors. If the level of donor participation declines, the Company may not be able to achieve profitability or reduce costs sufficiently to maintain profitability in blood products.

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

Impact of Reimbursement Rates

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. Decreases in reimbursement rates or increases which do not keep pace with higher costs, may impact the Company's profitability.

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

Access to Insurance

The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood products industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance that as the business expands, or the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, could materially and adversely affect the business.

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


Item 3.	Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company has $1,733,000 of debt, which includes $1,433,000 of notes payable and capitalized leases with fixed interest rates. The remaining $300,000 of debt represents advances on our working capital line of credit at an interest rate linked to the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, our interest expense would increase or decrease by approximately $3,000.


Item 4.	Controls and Procedures
-------------------------------

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


                      PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
-------------------------

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company's insurance coverage. See disclosure in Form 10-K for the year ended December 31, 2003.


Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities
-------------------------------------------------------------------

       None.



Item 3.	Defaults Upon Senior Securities
---------------------------------------

	None.

Item 4.	Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

	None


Item 5.	Other Information
-------------------------

	None.


Item 6.	Exhibits and Reports on Form 8-K
-----------------------------------------

        a.  Exhibits

            10.1 First Modification to Loan and Security Agreement between HemaCare Corporation and Coral Blood
                  Services, Inc., as borrower, and Comerica Bank dated March 22, 2004

            11	  Net Income per Common and Common Equivalent Share

            31.1 Certification Pursuant to Rule 15d-14(a) Under the Securities Exchange Act

            31.2 Certification Pursuant to Rule 15d-14(a) Under the Securities Exchange Act

            32	  Certification Pursuant to 18 U.S.C. 1350 and Rule
                  15d-14(a) Under the Securities Exchange Act

        b.  Reports on Form 8-K

            On April 9, 2004, the Company filed a Current Report on Form 8-K disclosing under Item 4 (Changes in Registrant's Certifying Accountant) the dismissal of Ernst & Young, LLP as the Company's independent accountants, and the appointment of Stonefield Josephson, Inc. as the Company's new independent accountants.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  May 14, 2004                         HEMACARE CORPORATION
     ----------------                 ------------------------------
                                              (Registrant)


                                       /s/ Judi Iriving
                                      -------------------------------
                                      Judi Irving, Chief Executive
                                      Officer


                                      /s/ Robert S. Chilton
                                      -------------------------------
                                      Robert S. Chilton, Chief
                                      Financial Officer

                             INDEX TO EXHIBITS

                                                                   Page
Exhibit                                                           Number
-------                                                          --------

10.1      First Modification to Loan and Security Agreement         20
          between HemaCare Corporation and Coral Blood
          Services, Inc., as borrower, and Comerica Bank dated
          March 22, 2004

11        Net Income per Common and Common Equivalent Share	    22

31.1      Certification Pursuant to Rule 15d-14(a) Under the
          Securities Exchange Act                                   23

31.2      Certification Pursuant to Rule 15d-14(a) Under the        24
          Securities Exchange Act

32        Certification Pursuant to 18 U.S.C. 1350 and Rule         25
          15d-14(a) Under the Securities Exchange Act

                              19