Form 10-K/A
period 2003-12-31
HEMACARE CORP /CA/
filed 2004-06-22
CIK 801748

========================================================================
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-K/A

                             Amendment No. 1

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

===========================================================================

                           TABLE OF CONTENTS

                                PART I

		                                             Page
                                                            Number
                                                            ------
Item 1.  Business
         General.............................................  1
         Recent Developments.................................  1
         Blood Products Operations...........................  3
         Blood Services Operations...........................  3
         Competition.........................................  4
         Sales to Major Customers............................  5
         Marketing...........................................  5
         Human Resources.....................................  5
         Suppliers...........................................  5
         Government Regulation...............................  6
         Professional and Product Liablity Insurance.........  7
         Additional Information..............................  7
Item 2.  Properties..........................................  7
Item 3.  Legal Proceedings...................................  8
Item 4.  Submission of Matters to a Vote of Security Holders.  8

                               PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.........................  8
Item 6.  Selected Financial Data.............................  9
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

                     EXPLANATORY NOTE
                     ________________

This Amendment No. 1 to the Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2003 (the "Report") amends and supersedes in its entirety the Report, which was filed on March 25, 2004. This Amendment No. 1 corrects certain portions of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which compares 2003 results by business segment with 2002. This Report has not been updated to reflect events occurring subsequently to the original filing date.

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


Recent Developments
-------------------

     Implementation of Restructuring Plan

As the result of an evaluation of the overall operations of the Company, management identified several non-performing donor centers that were hindering the Company's ability to produce profitable results. In 2002 and 2003, these donor centers produced operating losses
$553,000 and $733,000 respectively. In the third quarter of 2003, management implemented a plan to cease operations at these donor centers, as well as the mobile operations associated with these centers. The donor centers closed included Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. As of December 31, 2003, all of these centers had been closed with the exception of one center in North Carolina, which was closed in January 2004. The costs associated with the closure of these centers are reflected in the Company's 2003 results in accordance with generally accepted accounting principles. These expenses include the write-off of certain assets previously used in the operations of the closed donor centers, severance payments to terminated employees, recognition of unexpired facility lease obligations, and other associated costs.

     Limitation on Blood Product Supply

Blood products organizations, as well as regulatory agencies, focus significant attention and resources on improving the safety of the blood supply. Requirements to screen potential donors for possible exposure to a variety of pathogens, including HIV, malaria and SARS, have reduced the pool of eligible donors. In addition, regulations and industry standards require an increasing number of tests on donated blood products to detect pathogens, including a new bacterial detection quality control test, which may impact expiration rates of platelet products. The Company faces an increasing risk that these factors will increase the cost of producing blood products and reduce the ability to generate a sufficient supply of blood products to satisfy customer demand. The inability to satisfy customer demand could result in the loss of customers, and a loss of revenue.

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

HemaCare's blood services segment includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients generally in a hospital setting. This segment fluctuates based on the occurrence rate of diseases treated with therapeutic apheresis, the degree hospitals have fully staffed apheresis units available, and the degree of success of the Company's efforts in physician education about the potential benefits of therapeutic apheresis as a treatment alternative. Over the past few years, this business segment has been relatively stable in Southern California; however, the Company believes growth opportunities exist in the New York market. The New England market has steadily declined recently due principally to difficulties in recruiting and retaining trained apheresis nurses.


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

     Revenue and Gross Profit

     Blood Services

Revenue for this business segement declined 10.9%, compared with 2002. The main reason for this decline in revenue is a 11.4% decline in therapeutic apheresis procedures, principally in the Southern California and New England markets. During 2003, the Company performed 6,328 therapeutic apheresis procedures, whereas 7,140 procedures were performed in 2002. As a result, therapeutic apheresis revenue declined $915,000, from $8,373,000 to $7,458,000. In turn, this decline in revenue contributed to a 13% decrease in gross profit, from $2,748,000 to $2,390,000. The balance of the decrease in gross profit is mostly attributable to increases in workers' compensation insurance and professional liability insurance costs, especially in California.

     Blood Products

Blood products revenue for 2003 grew $586,000 to $20,030,000 from $19,444,000, representing an increase of 3%. The following table illustrates the components included in blood products revenue for 2003 and 2002, and segregates that portion of blood products revenue associated with the closed centers:


                                         For the twelve months period ended December 31,
                                                         ($ in Thousands)

                              Ongoing Centers      Closed Centers*    California Mobiles          Total
                             -----------------   ------------------   ------------------  ------------------
                               2003      2002       2003      2002      2003      2002      2003      2002
                             --------  --------   --------  -------   --------  --------  --------  --------
Revenue....................  $ 9,631  $10,411     $ 3,028   $ 3,191   $ 7,371   $ 5,842    $20,030  $19,444
Gross Profit...............  $   511  $ 1,401     $(1,331)  $  (553)  $   681   $   149    $  (139) $   997
Gross Profit Margin........        5%      13%       (44%)     (17%)        9%        3%       (1%)       5%

Units Sold
  Single Donor Platelets..     13,510    17,118      3,433    5,749         -         -     16,943   22,867
  Whole Blood.............     11,676     9,774      3,060    6,810    29,891    31,897     44,627   48,481

------------------

* Includes facility at the University of North Carolina, Chapel Hill that was closed in January 2004.

All of the increase in blood products revenue from 2002 to 2003 came from California mobiles, even though the number of whole blood units collected by this business unit actually declined 6.3%. This result was due to increases in prices due to additional pathogen testing and a change in product mix to a higher percentage of leukoreduced red blood cells which garner higher average prices. Ongoing center revenue for 2003 declined $780,000, or 7.5%, when compared with 2002. This occurred mostly as the result of a decline in sales volume of single donor platelets of 21.1%, while sales of whole blood products increased 19.5%. Single donor platelets generally have higher average sales prices than whole blood products. Single donor platelet volume declined principally from loss of donors at the Sherman Oaks donor center when this center converted to a volunteer program in January 2003. Increases in whole blood sales occurred mostly because of higher volumes from the Maine and Massachusetts donor centers. Closed center revenue declined due mostly to the fact that most of these facilities were closed at the end of the third quarter. Meaning, a direct comparison with all four quarters of 2002 will show a decline in revenue.

The gross profit for blood products decreased from $997,000 in 2002 to negative gross profit of $139,000 in 2003. This is primarily due to the increase in operating costs at the closed centers associated with implementing management's plan to close underperforming facilities and improve overall operations. These costs include the write-off of $214,000 in assets previously used in the operations of the closed centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs. Gross profit for ongoing centers also declined $890,000, or 63.5%, from $1,401,000 to $511,000 in 2003. Most of this result was due to the loss of certain testing revenue of $220,000, a decrease in California platelet volume of $698,000, increases in insurance costs of $275,000 and the write-off of certain assets related to the Sherman Oaks facility totaling $186,000.

     General and Administrative Expenses

General and administrative expenses declined from 2002 to 2003 by $128,000, or 3.1%, to $3,946,000. This decline is most attributable to the elimination of any litigation expenses associated with the Company's claims against the ARC. During 2002, the Company paid $285,000 in legal expense associated with the ARC claim. Late in 2002, the Company and the ARC settled all of the outstanding issues between them. In addition, approximately $247,000 was incurred during 2002 for severance related expenses to the Company's former Chief Executive Officer. Offsetting these reductions in expense from 2002 to 2003 is $112,000 in increases in audit and tax preparation expenses. In addition, the Company incurred other costs in 2003, including insurance, that also reduced the beneficial effect from the elimination of some of the costs incurred in 2002.

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

The following table summarizes the revenues, gross profit and units sold for both 2002 and 2001 for free standing blood centers and California mobile operations:


                                 For the twelve months period ended December 31,
                                                 ($ in Thousands)

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

Net cash provided by operating activities was $761,000 for 2003, and $714,000 for 2002. The increase of $47,000 was due to efforts by management to increase cash collections which caused a decrease in net accounts receivable. Although the Company recorded a net loss of $4,679,000 during 2003, this was primarily offset by i) depreciation expense and amortization of $717,000, ii) valuation adjustments of $446,000 related to the implementation of management's plan to close facilities and improve overall operations, iii) increase in the deferred tax asset valuation allowance of $2,984,000, and iv) a decrease in accounts receivable of $1,495,000. The increase in the deferred tax asset valuation reserve is due to management's estimate of the likelihood that the Company will utilize this asset against future taxable income. The decrease in accounts receivable is due to management's efforts to increase collections. During 2003, these efforts reduced the number of days sales outstanding to 42 compared with 62 days as of December 31, 2002. In addition to the above, management initiated efforts to pay suppliers within terms that caused a reduction in outstanding payables, and therefore utilized cash during 2003 of $801,000.

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

Operations Depend on Obtaining the Services of Qualified Medical
Professionals

The Company is highly dependent upon obtaining the services of qualified medical professionals. In particular, operations depend on the services of registered nurses and other medical technologists. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict. If the Company is unable to attract and retain a staff of qualified medical professionals, operations would be adversely affected.

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

        10.8*+ Employment Letter between the Registrant and Robert S. Chilton, dated October 3, 2003--incorporated by reference to Exhibit 10.1 to form 10-Q of the Registrant for the quarter ended September 30, 2003, File No. 000-15233.


        10.12+ Lease Agreement between the Registrant and Gambro BCT, dated December 30, 2003.

        11+     Computation of earnings (loss) per common equivalent share.

        21+     Subsidiaries of the Registrant.

        23.1    Consent of Ernst & Young LLP, Independent Auditors.

        23.2+   Notice Regarding Consent of Arthur Andersen LLP.

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

     + Previously filed with this Report on March 25, 2004.


(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on November 4, 2004 disclosing under Item 5 (Other Information) the appointment Robert Chilton as Chief Financial Officer.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   June 22,  2004               HEMACARE CORPORATION
      ------------------------

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

         REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation (a California corporation) and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each year in the two year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders' equity and cash flows of HemaCare Corporation and subsidiaries, for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 14, 2002.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HemaCare Corporation and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each year in the two year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 10 to the consolidated financial statements, HemaCare Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 during the first quarter of fiscal 2002. As discussed above, the statements of operation, stockholders' equity and cash flows of HemaCare Corporation for the year December 31, 2001, were audited by other auditors who have ceased operations. As described in
Note 10, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 10 for fiscal 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net income, and the related net earnings-per-share amounts. Our audit procedures with respect to the disclosures in Note 10 for fiscal 2001 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 in
Note 10 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 financial statements taken as a whole.

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

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                      For the Years Ended DEcember 31

                                                      2003            2002          2001
						   ------------   ------------  -------------
Cash flows from operating activities:
 Net income (loss)...............................  $(4,679,000)   $  (591,000)  $   323,000
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Provision for bad debts......................      309,000              -        10,000
    Use (recognition) of deferred tax assets.....    2,984,000        (81,000)      190,000
    Depreciation and amortization................      717,000        426,000       299,000
    Gain (loss) on disposal of assets............      (11,000)        (1,000)        2,000
    Impairment of assets.........................      446,000              -             -
    Impairment of goodwill.......................            -        362,000             -
    Issuance of common stock and options for
     compensation................................            -        178,000        93,000

 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable...    1,495,000        522,000    (1,468,000)
    Decrease (increase) in inventories, supplies
     and prepaid expenses........................      338,000       (191,000)       11,000
    Decrease (increase) in other assets..........       31,000         (2,000)      (57,000)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities.....     (801,000)        99,000       505,000
    Other........................................      (68,000)        (7,000)       (1,000)
                                                   ------------   ------------  ------------
    Net cash provided by (used in) operating
     activities..................................      761,000        714,000       (93,000)

Cash flows from investing activities:
 Proceeds from sale of plant and equipment.......       79,000         10,000             -
 Decrease in marketable securities...............            -              -       868,000
 Purchase of plant and equipment.................     (270,000)     (1,203,000)  (1,646,000)
                                                   ------------   ------------  ------------
  Net cash used in investing activities..........     (191,000)     (1,193,000)    (778,000)

Cash flows from financing activities:
 Proceeds from exercise of stock options.........        3,000         53,000       199,000
 Repurchase and retirmenet of common stock.......            -              -      (391,000)
 Principal payments on debts and
  capitalized leases.............................     (686,000)      (258,000)     (116,000)
 Other debt borrowings...........................            -        132,000             -
 Borrowings on line of credit....................            -        575,000       842,000
                                                   ------------   ------------  ------------
 Net cash provided by (used in) financing
   activities....................................     (683,000)       502,000       534,000

 (Decrease) increase in cash and cash
  equivalents....................................     (113,000)        23,000      (337,000)
 Cash and cash equivalents at beginning of
   period........................................    1,048,000      1,025,000     1,362,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......  $   935,000    $ 1,048,000   $ 1,025,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    79,000    $    59,000   $    30,000
                                                   ============   ============ =============
 Income taxes paid...............................  $    18,000    $         -   $    44,000
                                                   ============   ============  ============

Items not impacting cash flows:
 Purchase of equipment - Capital lease...........  $   932,000    $   162,000   $   151,000
                                                   ============   ============  ============
 Purchase of equipment - Notes...................  $         -    $    30,000   $         -
                                                   ============   ============  ============
 Issuance of warrants............................  $         -    $    20,000   $         -
                                                   ============   ============  ============
 Insurance premiums financed.....................  $   130,000    $         -   $         -
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

Interest expense: During the three years ended December 31, 2003, 2002 and 2001 the Company incurred interest expense of $79,000, $61,000 and $30,000, respectively.

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
                            ===========  ===========


A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized. The Company determined in the third quarter of 2003 that, based on recent historical and expected future operating results, it is more likely than not that the Company will not be able to realize a significant portion of its deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

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


Warrants


At December 31, 2003, 2002 and 2001, the Company had a total of
270,000, 760,000 and 520,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $0.64, $3.23 and $4.60, respectively. All of the warrants outstanding for all periods were exercisable. The weighted average lives for warrants outstanding at December 31, 2003 are 2.75 years.

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
                               ============   ===========   ============


Note 11 - 401(k) Profit Sharing Plan
-------------------------------------

HemaCare's 401(k) Profit Sharing Plan (the "401(k) Plan") qualifies, in form, under Section 401(k) of the Internal Revenue Code. For 2001 and 2000, the Company elected to match 50 percent of each participant's contribution, up to 5% of the participants' annual salary, with HemaCare common stock. During 2002 and 2001, HemaCare issued 76,365 shares ($122,000) and 92,848 shares ($93,000) of common stock as matching contributions for the 2001 and 2000 plan years, respectively. For the 2002 plan year, the Company contributed cash in the amount of $124,000 in 2003 as matching contributions. The Company did not make any contributions to the 401(k) Plan in 2003 pertaining to the 2003 plan year.


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

                           EXHIBIT INDEX

   23.1   Consent of Ernst & Young LLP, Independent Auditors.

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