Form 10-Q
period 2004-06-30
HEMACARE CORP /CA/
filed 2004-08-13
CIK 801748

==========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark one)
/X/ 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

As of August 10, 2004, 7,756,060 shares of Common Stock of the registrant were issued and outstanding.

=============================================================================

                   HEMACARE CORPORATION AND SUBSIDIARIES
                            INDEX TO FORM 10-Q
                    FOR THE THREE AND SIX MONTHS ENDED
                                 JUNE 30, 2004

                                                                               Page
                                                                               Number
                                                                               ------
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
        December 31, 2003.....................................................     1

	Consolidated Statements of Income (Operations) for the three and six
        months ended June 30, 2004 and 2003 (unaudited)........................    2

	Consolidated Statements of Cash Flows for the six months ended June
        30, 2004 and 2003 (unaudited)..........................................    3

	Notes to Unaudited Consolidated Financial Statements...................    4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations..................................................    7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.............   20

Item 4.	Controls and Procedures................................................   20


PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................  21

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
	Securities..............................................................  21

Item 3.	Defaults Upon Senior Securities.........................................  21

Item 4.	Submission of Matters to a Vote of Security Holders.....................  21

Item 5.	Other Information.......................................................  22

Item 6. Exhibits and Reports on Form 8-K........................................  22

SIGNATURES......................................................................  22

                                                  i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                           HEMACARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                                            June 30,	   December 31,
                                                              2004             2003
                                                          ------------     -----------
                                                          (Unaudited)       (Audited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,399,000      $   935,000
  Accounts receivable, net of allowance for
    doubtful accounts - $353,000 in 2004 and $351,000
    in 2003............................................     3,047,000        3,128,000
  Product inventories and supplies.....................       583,000          494,000
  Prepaid expenses.....................................       567,000          388,000
  Note receivable......................................             -           20,000
                                                          ------------     ------------
              Total current assets.....................     5,596,000        4,965,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $3,166,000 in 2004 and $2,919,000 in 2003............     2,958,000        3,259,000
Deferred income taxes..................................        47,000                -
Other assets...........................................        54,000           62,000
                                                          ------------     ------------
                                                          $ 8,655,000      $ 8,286,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,947,000      $ 1,686,000
  Accrued payroll and payroll taxes....................     1,131,000          918,000
  Other accrued expenses...............................       125,000          243,000
  Current obligations under capital leases.............       248,000          229,000
  Current obligations under notes payable..............       203,000          710,000
                                                          ------------     ------------
              Total current liabilities................     3,654,000        3,786,000

Obligations under capital leases, net
  of current portion...................................       827,000          954,000
Notes payable, net of current portion..................        21,000          124,000
Other long-term liabilities............................         8,000           11,000
Commitments and contingencies..........................

Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,756,060 issued and outstanding in
    2004 and 2003......................................    13,319,000       13,319,000
  Accumulated deficit..................................    (9,174,000)      (9,908,000)
                                                          ------------     ------------
              Total shareholders' equity...............     4,145,000        3,411,000
                                                          ------------     ------------
                                                          $ 8,655,000      $ 8,286,000
                                                          ============     ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                HEMACARE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                    (Unaudited)

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                               2004          2003            2004          2003
                                           ------------  ------------    -----------   -----------
Revenues:
     Blood products....................    $5,036,000    $5,093,000      $ 9,881,000   $10,039,000
     Blood services....................     1,885,000     1,844,000        3,776,000	 3,829,000
                                           -----------   -----------     ------------  -----------
      Total revenue....................     6,921,000     6,937,000       13,657,000    13,868,000

Operating costs and expenses:
     Blood products....................     4,179,000     5,102,000        8,237,000     9,786,000
     Blood services....................     1,239,000     1,383,000        2,486,000     2,630,000
                                           -----------   -----------     ------------  ------------
     Total operating costs and
        expenses.......................     5,418,000     6,485,000       10,723,000    12,416,000
                                           -----------   -----------     ------------  ------------

     Gross profit......................     1,503,000       452,000        2,934,000     1,452,000

General and administrative
   expenses............................     1,015,000       906,000        2,200,000     1,892,000
                                           -----------   -----------     ------------  ------------
Income (loss) before income taxes......       488,000      (454,000)         734,000      (440,000)
Benefit from income taxes..............             -      (182,000)               -      (176,000)
                                           -----------   -----------     ------------  ------------
   Net income (loss)...................    $  488,000    $ (272,000)     $   734,000   $  (264,000)
                                           ===========   ===========     ============  ============


   Basic and diluted earnings (loss)
    per share..........................    $     0.06    $    (0.04)     $      0.09  $     (0.03)
                                           ===========   ===========     ============  ============

Weighted average shares
    outstanding - basic................     7,756,060     7,751,060        7,756,060     7,751,060
                                           ===========   ===========     ============  ============

Weighted average shares
    outstanding - diluted..............     8,089,078     7,751,060        7,999,449     7,751,060
                                           ===========   ===========     ============  ============


                 The accompanying notes are an integral part of
                these unaudited consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Six months ended June 30,
                                                                 2004           2003
                                                             ------------    ------------

Cash flows from operating activities:
  Net income (loss)......................................... $  734,000      $ (264,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Provision for bad debts................................     90,000               -
     Recognition of deferred tax assets.....................    (47,000)       (176,000)
     Depreciation and amortization..........................    334,000         291,000
     Loss on disposal of assets.............................     18,000               -

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable............         (9,000)        731,000
  (Increase) decrease in inventories, supplies and
    prepaid expenses.....................................       (80,000)         24,000
  Decrease in other assets..............................          8,000           9,000
  Increase (decrease) in accounts payable, accrued
   expenses and other liabilitiess......................        353,000        (271,000)
                                                             -----------     -----------
  Net cash provided by operating activities.............      1,401,000         344,000

Cash flows from investing activities:
  Proceeds from sale of plant and equipment.................     16,000              -
  Proceeds from note receivables............................     20,000              -
  Purchases of plant and equipment..........................    (67,000)      (242,000)
                                                             -----------     ----------
  Net cash used in investing activities.....................    (31,000)       (242,000)

Cash flows from financing activities:
  Principal payments on debt and capitalized leases.........   (906,000)      (586,000)
  Proceeds from line of credit..............................          -        150,000
                                                              ----------     ----------
  Net cash used in financing activities.....................   (906,000)      (436,000)
                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents............    464,000       (334,000)
Cash and cash equivalents at beginning of period............    935,000      1,048,000
                                                             -----------    -----------
Cash and cash equivalents at end of period.................. $1,399,000     $  714,000
                                                             ===========    ===========

Supplemental disclosure:
  Interest paid............................................. $   55,000     $   42,000
                                                             ===========    ===========
  Income taxes paid......................................... $   30,000     $        -
                                                             ===========    ===========

Items not affecting cash flow:
  Insurance premiums financed............................... $  188,000     $        -
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

                                      HemaCare Corporation
                         Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2004 and 2003 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on June 22, 2004 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2004 and December 31, 2003, the Company had uninsured cash and cash equivalents of $1,177,000 and $719,000, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 2 - Line of Credit and Notes Payable
------------------------------------------

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of June 30, 2004 the rate associated with this note was 4.50%. As of June 30, 2004, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000. The Company has entered into an amendment to the credit agreement with Comerica Bank to extend the term of the line of credit to June 30, 2005, and to revise the financial covenants to levels more favorable to the Company. As of June 30, 2004, the Company was in compliance with all of the revised covenants.

In addition, the Company previously had various other equipment notes payable with Comerica Bank - California. During the second quarter of 2004, the Company paid off these notes in the amount of $203,000.

All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. During the second quarter of 2004, the Company did incur interest expense associated with the Comerica obligations totaling $2,500.

Additionally, the Company has another note payable to One Source Financial. As of June 30, 2004, the balance on this note was $57,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at a fixed rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $35,000 is included in current obligations under notes payable on the balance sheet.

The Company also has a note payable to Bay Tree Finance Company related to financing certain insurance premiums. As of June 30, 2004, the balance due on this note was $167,000, all of which is included in current obligations under notes payable on the balance sheet. The note requires monthly payments of approximately $21,000, including interest at a fixed rate of 4.6%, and is scheduled to mature in February 2005,

The Company also has a capital equipment lease with Gambro BCT to finance the acquisition of equipment used in the Company's apheresis activities.
The total value of the equipment financed through this capital lease was $932,000. As of June 30, 2004, the balance outstanding on this lease was $871,000, of which approximately $168,000 is included in current obligations under capital leases on the balance sheet. The lease is scheduled to expire in December 2008 and has a fixed interest of 7.5%. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of June 30, 2004, the balance outstanding on this lease was $193,000, of which approximately $70,000 is included in current obligations. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of June 30, 2004, the balance outstanding on this lease was $13,000, of which approximately $11,000 is included in current obligations. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.


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

                                                Three months ended           Six months ended
                                                      June 30,                   June 30,
                                              -------------------------    -------------------------
                                                 2004           2003         2004          2003
                                              -----------    -----------   -----------   -----------
Net income (loss) as reported............     $  488,000     $ (272,000)   $ 734,000     $ (264,000)
Deduct: Total stock-based employee
compensation expense determined under
fair market value based method for all
awards, net of related tax effects.......         23,000        (25,000)      63,000        (53,000)
                                              -----------    -----------   ----------    -----------
Pro forma net income (loss)..............     $  465,000     $ (297,000)   $ 671,000     $ (317,000)
                                              ===========    ===========   ==========    ===========

Net income (loss) per share - basic and
 diluted
   As reported...........................     $    0.06     $    (0.04)    $    0.09     $    (0.03)
   Pro forma.............................     $    0.06     $    (0.04)    $    0.09     $    (0.04)


The Board of Directors approved, and the Company formally adopted the 2004 Stock Purchase Plan and filed an S-8 with the Securities and Exchange Commission to register the shares associated with this plan on June 10, 2004. The plan provides up to 1,000,000 shares of common stock of the Company for directors, officers and employees of the Company to purchase shares at market rates, but requires a minimum investment of $10,000.


Note 4 - Earnings per Share
---------------------------

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:


                                                Three months ended            Six months ended
                                                      June 30,                   June 30,
                                              -------------------------   -----------------------
                                                 2004           2003         2004         2003
                                              ----------    -----------   ----------  -----------
Net income (loss)........................    $  488,000     $ (272,000)   $ 734,000   $ (264,000)
                                             ===========    ===========   ==========  ===========

Shares outstanding.......................     7,756,060      7,751,000    7,756,060    7,751,060
Net effect of diluted options and
  warrants...............................       333,018              -      243,389            -
                                             -----------    -----------   ----------  -----------
Dilutive shares outstanding..............     8,089,078      7,751,060    7,999,449    7,751,060
                                             ===========    ===========   ==========  ===========

Options and warrants outstanding for 1,685,000 shares of common stock for the three and six months ended June 30, 2003, have been excluded from the above calculation because their effect would have been anti-dilutive.


Note 5 - Provision for Income Taxes
-----------------------------------

The Company has substantial net operating losses from prior periods that will be available in 2004 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last three quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company's net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. The Company estimates that $13,000 and $34,000 respectively in taxes has been incurred as a result of reportable income during the first and second quarters of 2004. Therefore, the Company reduced the valuation reserve by $13,000 in the first quarter, and $34,000 in the second quarter, thus eliminating any recognition of income taxes in the first six months of 2004.

Note 6 - Business Segments
--------------------------

HemaCare operates two business segments as follows:

- Blood Products - Collection, processing and distribution of blood products and donor testing.
- Blood Services - Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare's consolidated financial statements, which present revenue from external customers and operating income for each segment.

Note 7 - Exit and Disposal Activities
-------------------------------------

As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, as well as the mobile operations associated with these centers, in the third and fourth quarters of 2003. Costs associated with the closures are reflected in the Company's third and fourth quarter 2003 results in accordance with generally accepted accounting principles. Of the total $598,000 recorded in 2003 as incurred and anticipated costs associated with these closures, the Company has determined that $23,000 of these accrued costs were not incurred. This amount was reversed in the second quarter of 2004.

During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company's blood center management contracts with these hospitals would not be renewed upon expiration in June 2004. As a result, the Company incurred $4,000 for moving expenses associated with the closure of the donor center at Dartmouth-Hitchcock Medical Center. There were no closure costs related to the closure of the donor center at Presbyterian Intercommunity Hospital.


Note 8 - Subsequent Events
--------------------------

The Company has received notice from Gambro BCT ("Gambro"), one of the Company's largest suppliers, that the California Board of Equalization was conducting an audit of Gambro's sales tax records. Gambro communicated to the Company that preliminary results of this audit indicated that the Company is likely to receive a refund of previously paid sales taxes. The amount of the potential refund has not yet been determined; however, preliminary indications are that the amount could be material. The Company will record the benefit of this refund, if any, as soon as the amount can be reasonably estimated and is certain.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------

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

General
-------

HemaCare Corporation ("HemaCare" or the "Company") collects, processes and distributes blood products to hospitals in the United States. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract with hospitals, as an outside purchased service.

The Company has operated in Southern California since 1978. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management completed a comprehensive evaluation of the Company's operations, and at the conclusion of this review developed a restructuring plan to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the collection capability in the remaining geographic areas served by the Company. The remaining collection capacity for the Company's blood products business segment is in Maine, Massachusetts and Southern California. Management's strategy was to return the Company to a profitable foundation before exploring opportunities for growth in other geographic areas or into new lines of business. The implementation of this plan started in the third quarter of 2003, continued into early 2004, and is now completed. Management is focused on improving the profitability of the remaining operations including growth within existing geographic markets, expanding therapeutic apheresis market share and exploring new customer opportunities such as research companies.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between and Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in 2003 of $555,000. In addition, the Company recorded $294,000 of revenue from this contract in the first six months of 2004, and $129,000 in the second quarter of 2004. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in 2003 of $1,053,000. In addition, the Company recorded $595,000 of revenue from this contract in the first six months of 2004, and $243,000 in the second quarter of 2004.


Results of Operations
---------------------

Three months ended June 30, 2004 compared to the three months ended June 30,
2003

Overview

In the third and fourth quarters of 2003, management implemented a plan to cease operations at several donor centers, as well as the mobile operations associated with these centers. The operations management chose to close were under-performing or required excessive overhead resources to support, in comparison with other operations of the Company. All of the costs associated with these closures were reflected in the Company's third and fourth quarter 2003 results in accordance with generally accepted accounting principles.

As a result of the successful implementation of management's restructuring plan, the gross profit for the Company's blood products segment significantly improved.

Revenues for the quarter ended June 30, 2004 were $6,921,000, which represents a decline in revenue of $16,000, or 0.2%, from $6,937,000 generated during the same period in 2003. Blood products revenue decreased

$57,000, or 1.1%, as a result of the elimination of revenue generated by operations closed in the third and fourth quarters of 2003, although portions of the lost revenue were recovered through increased revenues from remaining operations. Blood services revenue increased $41,000, or 2.2%, mostly as a result of changes in procedure mix to higher average price procedures and an increased frequency in supplemental charges that increased the average price per procedure performed during the second quarter of 2004 compared with the same period in 2003. Supplemental charges include overtime fees, off hour procedure fees, holiday procedure fees and supply charges.

Operating costs and expenses decreased $1,067,000, or 16.5%, to $5,418,000 in the second quarter of 2004, from $6,485,000 in the same period of 2003. Most of this reduction is the result of the closure of donor centers as part of the implementation of management's restructuring plan in late 2003. General and administrative expenses increased $109,000, or 12%, to $1,015,000 during the quarter, compared with $906,000 for the same quarter in 2003. Much of this increase is the result of increases in accrued management bonuses and 401(k) profit sharing contributions due to the improved profitability of the Company, and the result of increases in insurance costs.

For the three months ended June 30, 2004, the Company generated $488,000 of net income compared with a net loss of $272,000 for the same period in 2003. The increase in net income of $760,000, is mainly due to i) the elimination of expenses associated with operating under-performing donor centers closed in late 2003, ii) increased sales volume of single donor platelets at all of the ongoing donor centers, and iii) increases in product pricing.


Blood Products

For this business segment, the following table summarizes the revenues, gross profit and sales volumes associated with donor centers still operated by the Company, and donor centers no longer operated as of June 30, 2004:


            For the three month period ended June 30, 2004
               (Revenues and Gross Profit in Thousands)

                  Ongoing Centers      Closed Centers      Total Company
                ------------------  ------------------  -------------------
                  2004       2003     2004      2003      2004       2003
                --------  --------  --------  --------  --------  ---------
Revenues        $ 4,713   $ 3,903   $   323   $ 1,190   $ 5,036   $ 5,093
Gross Profit        806       131        51      (140)      857        (9)
Gross Profit %     17.1%      3.4%     15.8%    (11.8%)    17.0%     (0.2%)

Units Sold:
  Single Donor
   Platelet       4,019     3,118       353     1,559     4,372     4,677
  Whole Blood    10,659    10,729       907     3,204    11,566    13,933


For the three months ended June 30, 2004, revenues from ongoing donor centers increased by $810,000, or 20.8%, to $4,713,000 from $3,903,000 in the same period of 2003. This increase in revenues was due to an increase in platelet product sales during the quarter. Platelet volumes increased 28.9% during the second quarter of 2004 compared with the same period last year. In addition, ongoing efforts to increase product pricing has contributed to improved blood product revenues. Revenues from the closed donor centers declined by $867,000, or 72.9%, to $323,000 from $1,190,000, which offset the growth in revenues from the ongoing centers. The decline in revenue from closed centers was due to the fact that most of the facilities included in this category were closed in the third and fourth quarters of 2003. The closed center category also includes revenue from the recently expired Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital donor center contracts.

For the three months ended June 30, 2004, gross profit from ongoing donor centers increased by $675,000, or 515.3%, to $806,000 compared with the second quarter of 2003. The gross profit percentage increased to 17.1% in 2004 from 3.4% in 2003, for ongoing centers. This improvement in gross profit is the result of i) increases in product prices, and ii) increased operational efficiencies realized from higher volumes. The gross profit for closed centers increased by $191,000 to $51,000 in the second quarter of

2004, from a loss of $140,000 in the same period in 2003. Most of the loss in 2003 was due to under-performing donor centers that were closed in the third and fourth quarters of 2003. The only centers included in the closed center category for the second quarter of 2004 are the centers at Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital, which expired in the second quarter.


Blood Services

Revenues from blood services increased by $41,000, or 2.2%, to $1,885,000 in the second quarter of 2004 from $1,844,000 in the same period of 2003. The number of procedures performed during the second quarter of 2004 decreased 11.4% to 1,489 from 1,680 in 2003. This decrease in the number of procedures performed was due to decline in procedures in the New York market, and the closure of the Company's operations in Illinois, North Carolina, New Jersey and Pennsylvania. The impact on revenue from the decrease in volume was offset by an increase in the average price charged per procedure in 2004 compared with 2003. The reasons for the increase in the average price per procedure in the second quarter of 2004 compared with the second quarter of 2003 include an increase in the number of California procedures, which have a higher average price per procedure than other regions served by the Company, and an increase in the surcharges associated with each procedure performed during this period.

Gross profit for the blood services segment increased $185,000, or 40.1%, from $461,000 generated in the second quarter of 2003 to $646,000 generated during the same period in 2004. This increase is primarily the result of an increase in the number of higher margin procedures performed during the period compared with 2003. The number of procedures and product mix in the blood services business segment is highly variable, and the Company is uncertain whether the improved performance in this segment during this quarter is sustainable.

As previously mentioned, the Company closed the donor center located at Dartmouth-Hitchcock Medical Center in June 2004. During the second quarter of 2004, this donor center generated $49,000 in blood services revenue.


General and Administrative Expenses

General and administrative expenses increased by $109,000, or 12.0%, to $1,015,000 in the second quarter of 2004 from $906,000 in the same period of 2003. This increase was primarily due to the recognition of $78,000 more in management bonuses in the second quarter of 2004 compared with the same period in 2003 based on achievement of profit targets. In addition, the Company experienced a $52,000 increase in insurance expense in the second quarter of 2004 compared with 2003 due to a large increase in the premium for professional liability insurance. Finally, the Company accrued $28,000 in potential contributions to the Company's 401(k) profit sharing plan in the second quarter of 2004. In the same quarter in 2003, the Company reversed a similar accrual of $36,000 recorded in the first quarter of 2003 because of losses recorded in the second quarter of 2003 eliminated the Company's expectation for a 401(k) contribution. Therefore, the net change related to the Company's 401(k) profit sharing plan between the second quarter of 2003 and 2004 was an increase in expenses of $64,000. These increases in general and administrative expenses were offset in part by decreases in wage expenses mostly attributable to the elimination of several overhead positions as a result of the restructuring plan completed in late 2003.


Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the second quarter of 2004. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2004. In addition, management anticipates the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the second quarter of 2004, the Company recorded an adjustment to the deferred tax asset valuation reserve of $34,000, which eliminated any provision for income taxes from the statement of income.

This adjustment represents less than 1% of the total potential deferred tax asset. Management believes a small adjustment is appropriate considering the Company has recorded net income in each of the last three fiscal quarters, thereby constituting evidence that the Company may derive some future benefit from the deferred tax asset.


Six months ended June 30, 2004 compared to the six months ended June 30,
2003

Overview

As a result of the successful implementation of management's restructuring plan as previously discussed, the gross profit for the Company's blood products segment significantly improved during the first six months of 2004 compared with the same period in 2003.

Revenues for the period ended June 30, 2004 were $13,657,000, which represents a decline in revenue of $211,000, or 1.5%, from $13,868,000 generated during the same period in 2003. Blood products revenue decreased $158,000, or 1.6%, as a result of the elimination of revenue generated by operations closed in the third and fourth quarters of 2003. Blood services revenue decreased $53,000, or 1.4%, to $3,776,000 as a result of a decrease in the number of therapeutic apheresis procedures performed, offset by increases in the average price charged per procedure, and a higher level of surcharges per procedure.

Operating costs and expenses decreased $1,693,000, or 13.6%, to $10,723,000 in the first six months of 2004, from $12,416,000 in the same period of 2003. This decrease is mostly the result of the closure of donor centers as part of the implementation of management's restructuring plan in late 2003. General and administrative costs increased $308,000, or 16.3%, to $2,200,000 in the first six months of 2004, from $1,892,000 in the same period of 2003. This was caused by increases in 2004 accrued management bonuses and 401(k) profit sharing contributions as a result of improved Company profitability, increases in insurance costs, increases in nurse recruitment expenses and additional bad debt expense compared with 2003.

For the six months ended June 30, 2004, the Company generated $734,000 of net income compared with net loss of $264,000 for the same period in 2003. The increase in net income of $998,000, is mainly due to i) the elimination of expenses associated with operating under-performing donor centers closed in late 2003, ii) increased sales volume at all the ongoing donor centers, and iii) increases in product pricing.


Blood Products

For this business segment, the following table summarizes the revenues, gross profit and sales volumes associated with donor centers operated by the Company, and those donor centers the Company no longer operates:

            For the six month period ended June 30, 2004
               (Revenues and Gross Profit in Thousands)

                  Ongoing Centers      Closed Centers     Total Company
                ------------------  ------------------  ------------------
                  2004       2003     2004      2003      2004      2003
                --------  --------  --------  --------  --------  --------
Revenues        $ 9,039   $ 7,621   $   842   $ 2,418   $ 9,881   $10,039
Gross Profit      1,462       563       182      (310)    1,644       253
Gross Profit %     16.2%      7.4%     21.6%    (12.8%)    16.6%      2.5%

Units Sold:
  Single Donor
   Platelet       7,818     6,268       876     3,169     8,694     9,437
  Whole Blood    20,974    20,842     2,394     6,386    23,368    27,228


For the six months ended June 30, 2004, revenues from ongoing donor centers increased by $1,418,000, or 18.6%, to $9,039,000 from $7,621,000 in the same period of 2003. This increase in revenues was mostly due to an increase in platelet volume of 24.7% to 7,818 in the first six months of 2004 from 6,268 in the same period of 2003. In addition, ongoing efforts to increase product pricing has contributed to improved blood product revenues. Revenues from the closed donor centers declined by $1,576,000, or 65.2%, to $842,000 during the first six months of 2004 from $2,418,000 in 2003. This decrease in revenues from the closed donor centers is partially offset by an increase in revenues from the ongoing centers resulting in an overall decline in revenues. The decline in revenues from the closed centers is due to the fact that the Company closed several under-performing donor centers in the third and fourth quarters of 2003. The closed center category also includes revenue from the recently expired Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital donor center contracts.

For the six months ended June 30, 2004, gross profit from ongoing donor centers increased by $899,000, or 159.7%, to $1,462,000 compared with $563,000 recorded in the first six months of 2003. The gross profit percentage also increased to 16.2% in 2004 from 7.4% in 2003. This improvement in gross profit is the result of i) increases in product prices, and ii) increased operational efficiencies realized from higher volumes.
The gross profit for closed centers improved $492,000 in the first six months of 2004 to $182,000, from a loss of $310,000 for the same period of 2003. The loss in 2003 was caused by under-performing donor centers that were closed in the third and fourth quarters of 2003. The donor centers previously operated by the Company at Dartmouth-Hitchcock Medical Center, Presbyterian Intercommunity Hospital and the University of North Carolina are reflected in the closed centers category for 2004.


Blood Services

Revenues from blood services decreased by $53,000, or 1.4%, to $3,776,000 in the first six months of 2004 from $3,829,000 in the same period of 2003. The decrease was mainly due to an 11.4% decrease in the number of therapeutic apheresis procedures performed, from 3,415 in the first six months of 2003 to 3,026 procedures in 2004. This reduction in procedures is primarily due to a reduction in the number of procedures performed in the New York market, and the closure of the Company's operations in Illinois, North Carolina, New Jersey, Pennsylvania and Tennessee in 2003. The revenue decrease caused by this reduction in volume was partially offset by an increase in revenue due to an increase in the average price charged per procedure and due to a higher level of surcharges in 2004 compared with 2003. The increase in the average price is mostly the result of a change in procedure mix to higher average price procedures.

Gross profit for the blood services segment increased $91,000, or 7.6%, to $1,290,000 in the first six months of 2004 from $1,199,000 during the same period in 2003. This is primarily due to a change in procedure mix to higher profit margin procedures.

As previously mentioned, the Company closed the donor center located at Dartmouth-Hitchcock Medical Center in June 2004. During the first six months of 2004, this donor center generated $112,000 in blood services revenue.


General and Administrative Expenses

General and administrative expenses increased by $308,000, or 16.3%, to $2,200,000 in the first six months of 2004 from $1,892,000 in the same period of 2003. This increase was primarily due to the recognition of $99,000 more in management bonuses in the first six months of 2004 compared with the same period in 2003 based on achievement of profit targets. In addition, the Company experienced a $120,000 increase in insurance expense in the first six months of 2004 compared with 2003 due to a large increase in the premium for professional liability insurance. The Company also experienced a $91,000 increase in outside service costs in 2004 compared with 2003, mostly for recruiting fees to attract and hire nurses. Finally, the Company recorded an increase in bad debt expense of $85,000 compared with 2003. This was the result of management's decision to increase the allowance for bad debts to reflect the recent rise in receivable write-offs associated with the closure of donor centers in late 2003. These increases in general and administrative expenses were offset by lower wage expenses of $114,000, which is the result of the elimination of several overhead positions as part of the Company's restructuring plan, which was completed in late 2003.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the first six months of 2004. However, the management anticipates that the Company will be subject to federal alternative minimum tax in 2004. In addition, management anticipates the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first six months of 2004, the Company recorded an adjustment to the deferred tax asset valuation reserve of $47,000, which eliminated any provision for income taxes from the statement of income.
This adjustment represents less than 1% of the total potential deferred tax asset. Management believes a small adjustment is appropriate considering the Company has recorded net income in each of the last three fiscal quarters, thereby constituting evidence that the Company may derive future benefit from the deferred tax asset.


Critical Accounting Policies and Estimates
------------------------------------------

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

Liquidity and Capital Resources

As of June 30, 2004, the Company's cash and cash equivalents equaled $1,399,000 and it had working capital of $1,942,000.

The Company has a working capital line of credit with Comerica Bank - California ("Comerica"). The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable, less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of June 30, 2004 the rate paid by the Company was 4.5%. As of June 30, 2004, the Company had no net borrowing on this line of credit, and the unused portion of the Company's line of credit was $2,000,000. The Company has entered into an amendment to the credit agreement with Comerica which extends the term of the line of credit to June 30, 2005, and to revise the financial covenants related to quick assets to current liabilities, and debt to net worth, to levels more favorable to the Company. As of June 30, 2004, the Company was in compliance with all of the revised covenants.

In addition, the Company had other equipment notes payable with Comerica. The Company paid off $203,000 of these notes during the second quarter of 2004 and no amounts remained outstanding as of the end of the quarter.

All of the Comerica loans are collateralized by substantially all of the Company's assets and are cross-defaulted. They also require the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends or stock repurchases. The Company incurred $2,500 in interest expense associated with the Comerica obligations during the second quarter of 2004.

Additionally, the Company has a note payable with One Source Financial. As of June 30, 2004, the balance on this note was $57,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $35,000 is included in current obligations under notes payable on the balance sheet.

The Company also has a note payable with Bay Tree Finance Company related to financing certain insurance premiums. As of June 30, 2004, the balance due on this note was $167,000, all of which is included in current obligations under notes payable on the balance sheet. The note requires monthly payments of approximately $21,000, including interest at a rate of 4.6%.

The Company also has a capital lease with Gambro BCT to finance the acquisition of equipment used in the Company's apheresis activities. The total value of the equipment financed through this capital lease was $932,000. The lease is scheduled to expire in December 2008 and has a fixed interest rate of 7.5%. As of June 30, 2004, the balance of this lease was $871,000, of which $168,000 is included in current obligations under capital leases. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of June 30, 2004, the balance outstanding on this lease was $193,000, of which approximately $70,000 is included in current obligations. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of June 30, 2004, the balance outstanding on this lease was $13,000, of which approximately $11,000 is included in current obligations. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.

The following table summarizes our contractual obligations by year (in thousands).



                              Less                     More
                              Than      1-3     3-5    Than
                     Total   1 Year    Years   Years  5 Years
                    -------  -------  ------  ------  -------
Operating leases    $   643  $   285  $  358  $    -  $    -
Capitalized leases    1,245      317     577     351       -
Notes payable           224      203      21       -       -
                    -------  -------  ------  ------  ------
Totals              $ 2,112  $   805  $  956  $  351  $    -
                    =======  =======  ======  ======  ======


For the six months ended on June 30, 2004, net cash provided by operating activities was $1,401,000, compared to $344,000 for the six months ended June 30, 2003. The increase of $1,057,000 is primarily due to an increase in net income to $734,000 compared to a net loss of $264,000 in 2003. The adjustments to reconcile net income (loss) to net cash also reveals that during the first six months of 2003, the Company recorded a net benefit from income taxes of $176,000, whereas only $47,000 of income tax benefit was recorded during the same period of 2004. During the first six months of 2003, the balance of net accounts receivable decreased $731,000, whereas there was only a $9,000 increase in accounts receivable during the same period of 2004. Although this represents a substantial swing from last year to this year, the days sales outstanding statistic as of June 30, 2004 stood at 40 days, which compares favorably to 42 days outstanding as of December 31, 2003. Therefore, the accounts receivable balance did not change significantly during the first six months of 2004, but the relative age and collectability of the accounts receivables on the books as of June 30, 2004 remains very good. Offsetting the change in account receivable balances during the first quarter of 2004 compared with the same period in 2003 was an increase in the change in accounts payable, accrued expenses and other liabilities of $624,000. This increase is the result of i) an increase in the accounts payable obligation during the first six months of 2004 due to the timing of invoice payments, ii) an increase in the 401(k) matching accrual that was not recorded during the same period in 2003, and iii) an increase in the accrued bonuses compared with the same period in 2003.

For the six months ended on June 30, 2004, net cash used in investing activities was $31,000, compared with $242,000 for the same period in 2003. The decrease of $211,000 is primarily due to the Company's investments in new vehicles and leasehold improvement expenditures during the first six months of 2003. The Company did not make similar investments in plant or equipment during the same period of 2004.

For the six months ended June 30, 2004, net cash used in financing activities was $906,000 compared with net cash used of $436,000 for the six months ended June 30, 2003. The difference in the cash used for financing activities is primarily due to management's decision to use a portion of the cash generated by operations to reduce debt by $906,000

The Company has decided to initiate a new information technology project to enhance the automation of its blood product operations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources.

Management anticipates that cash on hand and available borrowing on the bank line of credit will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project. The Company has entered into an amendment to the credit agreement with Comerica that extends the term of the line of credit to June 30, 2005.

The Company's primary sources of liquidity include our cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. From time to time the Company has failed to comply with some or all of these covenants. The Company has obtained waivers from the bank for each of these covenant violations. If in the future the Company is unable to comply with a loan covenant and the bank does not issue a waiver, the Company's bank debt could immediately be due and payable in full and the Company's liquidity could be materially
affected.   As of June 30, 2004, the Company was in full compliance with all of the required covenants.

Risk Factors Affecting the Company
----------------------------------

Short and long-term success is subject to many factors that are beyond management's control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Quarterly Report on Form 10-Q contains forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below.

Operating Risk Could Affect Ability to Generate Consistent Profit

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

Potential Loss of Lines of Credit Could Adversely Impact Liquidity

In December 2002, the Company replaced the then existing lines of credit with a new $2.0 million working capital line of credit with Comerica Bank that requires the Company maintain certain financial covenants including profitability each quarter. The Company has entered into an amendment to the credit agreement with Comerica that extends the term of the line of credit to June 30, 2005, and to revise the financial covenants to levels more favorable to the Company. As of June 30, 2004, the Company was in compliance with the revised covenants. Maintaining compliance is dependent, among other things, on achieving the required profitability. The Company generated losses of $591,000 and $4,679,000 for 2002 and 2003, respectively. Although the Company has recorded profits in each of the last three quarters, future losses would violate the terms of the credit line. While in the past the bank granted covenant violation waivers when needed, the Company cannot assure that the bank will continue to grant waivers in the future. Failure to obtain such waivers when, and if, needed could result in acceleration of payment obligations under the credit agreement and severely reduce liquidity. In addition, the existing credit agreement expires on June 30, 2005. Management will make efforts to replace this facility or negotiate an extension of the existing line of credit; however, the Company cannot assure that alternative financing will be available or that the existing line of credit can be extended on terms acceptable to the Company. Failure to replace this facility will adversely impact liquidity and could deprive the Company of the working capital needed to continue to operate.

Potential Inability to Meet Future Capital Needs Could Affect Plans to Finance Future Expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. However, the Company incurred a $4,679,000 loss during 2003. While the Company generated $734,000 in net income during the first six months of 2004, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

Declining Blood Donations Could Affect Profitability

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

Increasing Costs Could Affect Profitability

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

Increasing Reliance on Outside Laboratories Could Increase Testing Costs

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

Access to Insurance Could Affect Ability to Defend Against Possible Claims

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

Not-For-Profit Status Gives Advantages to Competitors

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

Potential Adverse Affect from Changes in the Healthcare Industry Could Affect Access to Customers

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

Heavily Regulated Industry Could Increase Operating Costs

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

Product Safety and Product Liability Could Provide Exposure to Claims and Litigation

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


Item 3.	  Quantitative and Qualitative Disclosures About Market Risk
-------   -----------------------------------------------------------

The Company has $1,299,000 of debt, all of which is in the form of notes payable and capitalized leases with fixed interest rates. As of June 30, 2004, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate. Accordingly, if the Company did draw against this line of credit, interest rate expense could fluctuate with rate changes in the U.S.


Item 4.   Controls and Procedures
-------   ------------------------

The Company's chief executive officer and the principal financial officer, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the chief executive officer and the principal financial officer believe that, as of the end of the period covered by this report, except as described below, the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries required to be included in this report).

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

The Company recently conducted an extensive evaluation of the existing internal control structure. Management identified several internal control weaknesses. Of these, the Company has alternative controls in place, which management believes prevents any material misstatement of the Company's financial statements. Nevertheless, management intends to modify the existing internal control structure to eliminate any significant weaknesses with the objective of eliminating or reducing reliance on alternative controls.


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company's insurance coverage. See disclosure in Form 10-K, as amended, for the year ended December 31, 2003.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
-------  -----------------------------------------------------------

         None.


Item 3.	 Defaults Upon Senior Securities
-------  --------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         a.  The Company's Annual Meeting of Shareholders (the
             "Meeting") was held on May 25, 2004.

         b. The following table shows the tabulation of votes for all matter put to vote at the Meeting:

         Matters Put to Vote	           For	     Against/Withheld
         -----------------------------  ----------   ----------------

         1. Election of Five Directors
            Julian L. Steffenhagen	6,913,998	 565,292
            Steven B. Gerber, M.D.	7,428,659	  50,631
            Judi Irving	                7,397,409	  81,881
            Robert L. Johnson	        6,918,198	 561,092
            Terry Van Der Tuuk	        7,417,809	  61,481


Item 5.	 Other Information
-------  -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         a.  Exhibits

             11	  Net Income per Common and Common Equivalent Share

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

             On June 18, 2004, the Company filed a Current Report on Form 8-K disclosing under Item 5 (Other Events) the text of a press release dated June 17, 2004 announcing an investigational site agreement with Otsuka America
             Pharmaceutical and the termination of Dartmouth-Hitchcock Medical Center blood center management contract.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  August 13, 2004                        HEMACARE CORPORATION
      -------------------------        ----------------------------------
                                                   (Registrant)



                                        /s/ Judi Irving
                                       -------------------------------------
                                       Judi Irving, Chief Executive Officer

                                       /s/ Robert S. Chilton
                                       -------------------------------------
                                       Robert S. Chilton,
                                       Chief Financial Officer