Form 10-Q
period 2004-09-30
HEMACARE CORP /CA/
filed 2004-11-15
CIK 801748

===================================================================


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

(Mark one)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

                   Commission File Number: 0-15223

                       HEMACARE CORPORATION
	(Exact name of registrant as specified in its charter)


       California                                 95-3280412
(State or other jurisdiction                   (I.R.S. Employer
     of incorporation or                      Identification No.)
       organization)


          21101 Oxnard Street
       Woodland Hills, California                        91367
(Address of principal executive offices)               (Zip Code)

                            (818) 226-1968
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes/ / No /X/

As of November 10, 2004, 7,986,060 shares of Common Stock of the registrant were issued and outstanding.

============================================================================

	            HEMACARE CORPORATION AND SUBSIDIARIES
                            INDEX TO FORM 10-Q
                   FOR THE THREE AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2004

		                                                  Page
                                                                 Number
                                                                 ------

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30,
        2004 (unaudited) and December 31, 2003.................     1

	Consolidated Statements of Income (Operations) for the
        three months and nine months ended September 30, 2004
        and 2003 (unaudited)...................................     2

	Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2004 and 2003 (unaudited)...     3

	Notes to Unaudited Consolidated Financial Statements...     4

Item 2.	Management's Discussion and Analysis of Financial
        ondition and Results of Operations.....................     7

Item 3.	Quantitative and Qualitative Disclosures About Market
        Risk...................................................    21

Item 4.	Controls and Procedures................................    21


PART II	OTHER INFORMATION

Item 1.	Legal Proceedings......................................    21

Item 2.	Unregistered Sales of Equity Securities and Use of
        Proceeds...............................................    22

Item 3.	Defaults Upon Senior Securities........................    22

Item 4.	Submission of Matters to a Vote of Security Holders....    22

Item 5.	Other Information......................................    22

Item 6. Exhibits...............................................    22

SIGNATURES.....................................................    22

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements
                                HEMACARE CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                          September 30,	   December 31,
                                                              2004             2003
                                                          ------------     -----------
                                                          (Unaudited)

                          ASSETS
Current assets:
  Cash and cash equivalents............................   $ 1,506,000      $   935,000
  Accounts receivable, net of allowance for
    doubtful accounts - $230,000 in 2004 and $351,000
    in 2003............................................     3,259,000        3,128,000
  Product inventories and supplies.....................       562,000          494,000
  Prepaid expenses.....................................       566,000          388,000
  Note receivable......................................             -           20,000
                                                          ------------     ------------
              Total current assets.....................     5,893,000        4,965,000

Plant and equipment, net of accumulated
  depreciation and amortization of
  $3,312,000 in 2004 and $2,919,000 in 2003............     2,886,000        3,259,000
Deferred taxes.........................................        76,000                -
Other assets...........................................        53,000           62,000
                                                          ------------     ------------
                                                          $ 8,908,000      $ 8,286,000
                                                          ============     ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................   $ 1,586,000      $ 1,686,000
  Accrued payroll and payroll taxes....................     1,321,000          918,000
  Other accrued expenses...............................       134,000          243,000
  Current obligations under capital leases.............       252,000          229,000
  Current obligations under notes payable..............        36,000          710,000
                                                          ------------     ------------
              Total current liabilities................     3,329,000        3,786,000

Obligations under capital leases, net
  of current portion...................................       764,000          954,000
Notes payable, net of current portion..................        12,000          124,000
Other long-term liabilities............................         6,000           11,000
Commitments and contingencies..........................

Shareholders' equity:
  Common stock, no par value - 20,000,000 shares
    authorized, 7,986,060  and 7,756,060 issued and
    outstanding in 2004 and 2003 respectively..........    13,496,000       13,319,000
  Accumulated deficit..................................    (8,699,000)      (9,908,000)
                                                          ------------     ------------
              Total shareholders' equity...............     4,797,000        3,411,000
                                                          ------------     ------------
                                                          $ 8,908,000      $ 8,286,000
                                                          ============     ============

           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                    (Unaudited)

                                              Three months ended             Nine months ended
                                                 September 30,                 September 30,
                                           ------------  ------------    -----------   -----------
                                               2004          2003            2004          2003
                                           ------------  ------------    -----------   -----------
Revenues
     Blood products....................    $4,444,000    $ 5,166,000     $14,325,000   $15,205,000
     Blood services....................     1,874,000      1,814,000       5,650,000	 5,643,000
                                           -----------   ------------    ------------  -----------
      Total revenue....................     6,318,000      6,980,000      19,975,000    20,848,000

Operating costs and expenses
     Blood products....................     3,706,000      5,754,000      11,943,000    15,540,000
     Blood services....................     1,242,000      1,306,000       3,728,000     3,936,000
                                           -----------   ------------    ------------  ------------
     Total operating costs and
        expenses.......................     4,948,000      7,060,000      15,671,000    19,476,000
                                           -----------   ------------     ------------  ------------

     Gross profit......................     1,370,000        (80,000)      4,304,000     1,372,000

General and administrative
   expenses............................     1,062,000      1,439,000       3,262,000     3,331,000
                                           -----------   ------------    ------------  ------------
Income (loss) from operations..........       308,000     (1,519,000)      1,042,000    (1,959,000)

Other income...........................       167,000              -         167,000             -
                                           -----------   ------------    ------------  ------------
Income (loss) before income taxes......       475,000     (1,519,000)      1,209,000    (1,959,000)
Provision for income taxes.............             -      3,160,000               -     2,984,000
                                           -----------   ------------    ------------  ------------
   Net income (loss)...................    $  475,000    $(4,679,000)    $ 1,209,000   $(4,943,000)
                                           ===========   ============    ============  ============

Earnings (loss) per share - basic......    $     0.06    $     (0.60)    $      0.16   $     (0.64)


Earnings (loss) per share - diluted....    $     0.06    $     (0.60)    $      0.15   $     (0.64)


Weighted average shares
    outstanding - basic................     7,795,571      7,754,430       7,769,326     7,752,196

Weighted average shares
    outstanding - diluted..............     8,255,209      7,754,430       8,076,949     7,752,196



           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             HEMACARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                  Nine months ended
                                                                     September 30,
                                                                 2004           2003
                                                             ------------    ------------

Cash flows from operating activities:
  Net income (loss)......................................... $1,209,000      $(4,943,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Provision for bad debt.................................     84,000          216,000
     Recognition of deferred tax assets.....................    (76,000)               -
     Depreciation and amortization..........................    493,000        1,003,000
     Loss on disposal of assets.............................     25,000            5,000
     Impaired deferred taxes................................          -        2,984,000

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable................   (215,000)       1,295,000
  Increase in inventories, supplies and
    prepaid expenses........................................    (58,000)         (52,000)
  Decrease in other assets..................................      9,000           25,000
  Increase in accounts payable, accrued
   expenses and other liabilitiess..........................    189,000          271,000
                                                             -----------     ------------
  Net cash provided by operating activities.................  1,660,000          804,000

Cash flows from investing activities:
  Proceeds from sale of plant and equipment.................     17,000            4,000
  Proceeds from note receivable.............................     20,000                -
  Purchases of plant and equipment..........................   (162,000)        (291,000)
                                                             -----------     ------------
  Net cash used in investing activities.....................   (125,000)        (287,000)

Cash flows from financing activities:
  Proceeds from the exercise of stock options...............     47,000            3,000
  Proceeds from the sale of common stock....................    130,000                -
  Principal payments on debt and capitalized leases......... (1,141,000)        (661,000)
  Proceeds from line of credit..............................          -          150,000
                                                              ----------     ------------
  Net cash used in financing activities.....................   (964,000)        (508,000)
                                                              -----------    ------------

Increase in cash and cash equivalents.......................    571,000            9,000
Cash and cash equivalents at beginning of period............    935,000        1,048,000
                                                             -----------    -------------
Cash and cash equivalents at end of period.................. $1,506,000     $  1,057,000
                                                             ===========    =============

Supplemental disclosure:
  Interest paid............................................. $   76,000     $     62,000
                                                             ===========    =============
  Income taxes paid......................................... $   70,000     $          -
                                                             ===========    =============

Items not affecting cash flow:
  Insurance premiums financed................................$  188,000     $         -
                                                             ===========    =============

                        The accompanying notes are an integral part of
                       these unaudited consolidated financial statements.

                          HemaCare Corporation
           Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation and General Information
-------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on June 22, 2004 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2004 and December 31, 2003, the Company had uninsured cash and cash equivalents of $1,287,000 and $719,000, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 2 - Line of Credit and Notes Payable
-----------------------------------------

The Company has a working capital line of credit with Comerica Bank - California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of September 30, 2004 the rate associated with this note was 5.25%. As of September 30, 2004, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2 million. On March 22, 2004, the Company entered into an amendment to the credit agreement with Comerica Bank to extend the term of the line of credit to June 30, 2005, and to revise the financial covenants related to the ratio of quick assets to current liabilities, and debt to net worth, to levels more favorable to the Company. In addition, there is a covenant that requires the maintenance of minimum levels of profitability, and limitations on the payment of dividends and stock repurchases. As of September 30, 2004, the Company was in compliance with all of the covenants contained within the amended credit agreement. Any borrowing on the Comerica line of credit is collateralized by substantially all of the Company's assets.

Additionally, the Company has a note payable with One Source Financial. As of September 30, 2004, the balance on this note was $48,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $36,000 is included in current obligations under notes payable on the balance sheet.

The Company previously had a note payable to Bay Tree Finance Company related to financing certain insurance premiums. During the third quarter, the Company paid off the remaining balance of this note of $167,000 and incurred interest expense of $1,000.

The Company also has a capital lease with Gambro BCT to finance the acquisition of equipment used in the Company's apheresis activities. The total value of the equipment financed through this capital lease was $932,000. The lease is scheduled to expire in December 2008 and has a fixed interest rate of 7.5%. As of September 30, 2004, the balance of this lease was $830,000, of which $171,000 is included in current obligations under capital leases. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of September 30, 2004, the balance outstanding on this lease was $176,000, of which approximately $71,000 is included in current obligations. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of September 30, 2004, the balance outstanding on this lease was $10,000, all of which is included in current obligations. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.


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


                                                 Three months ended           Nine months ended
                                                    September 30,                September 30,
                                              --------------------------    --------------------------
                                                 2004           2003           2004          2003
                                              -----------    ------------   -----------   ------------
Net income (loss) as reported............     $  475,000     $(4,679,000)   $1,209,000    $(4,943,000)
Deduct: Total stock-based employee
compensation expense determined under
fair market value based method for all
awards, net of related tax effects.......        (21,000)        (20,000)     (62,000)        (68,000)
                                              -----------    ------------   ----------    ------------
Pro forma net income (loss)..............     $  454,000     $(4,699,000)   $1,147,000    $(5,011,000)
                                              ===========    ============   ==========    ============

Net income (loss) per share
   As reported - basic...................     $    0.06     $    (0.60)    $    0.16     $    (0.64)
   Pro form - basic......................     $    0.06     $    (0.61)    $    0.15     $    (0.65)
   As reported - diluted.................     $    0.06     $    (0.60)    $    0.15     $    (0.64)
   Pro forma - diluted...................     $    0.05     $    (0.61)    $    0.14     $    (0.65)


The Board of Directors approved, and the Company formally adopted the 2004 Stock Purchase Plan and filed an S-8 with the Securities and Exchange Commission to register the shares associated with this plan on June 10, 2004. The plan provides up to 1,000,000 shares of common stock of the Company for directors, officers and employees of the Company to purchase shares at market rates, but requires a minimum investment of $2,000.


Note 4 - Earnings per Share
---------------------------

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

                                                 Three months ended          Nine months ended
                                                    September 30,              September 30,
                                             --------------------------   ------------------------
                                                 2004           2003         2004         2003
                                             -----------   ------------   ----------  ------------
Net income (loss)........................    $  475,000    $(4,679,000)   $1,209,000  $(4,943,000)
                                             ===========   ============   ==========  ============

Shares outstanding.......................     7,795,571      7,754,430     7,769,326    7,752,196
Net effect of diluted options and
  warrants...............................       459,638              -       307,623            -
                                             -----------    -----------    ----------  -----------
Dilutive shares outstanding..............     8,255,209      7,754,430     8,076,949    7,752,196
                                             ===========    ===========   ===========  ============

Options and warrants outstanding for 510,000 shares and 635,000 shares of common stock for the three and nine months, respectively, ended September 30, 2003, have been excluded from the above calculation because the exercise price associated with these options and warrants would have resulted in an anti-dilutive effect on earnings per share.


Note 5 - Provision for Income Taxes
-----------------------------------

The Company has substantial net operating losses from prior periods that will be available in 2004 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last four quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company's net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. The Company estimates that $13,000, $34,000 and $29,000, respectively, in taxes has been incurred as a result of reportable income during the first, second and third quarters of 2004. Therefore, the Company reduced the deferred tax asset valuation reserve by $76,000 in 2004, which eliminated any recognition of income taxes in the first nine months of 2004.


Note 6 - Business Segments
--------------------------

HemaCare operates two business segments as follows:

   -	Blood Products - Collection, processing and distribution of blood products and donor testing.
   - Blood Services - Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

Management uses more than one measure to evaluate segment performance, such as sales and procedure volumes. However, the dominant measurements are consistent with HemaCare's consolidated financial statements, which present revenue from external customers, operating expenses and operating income for each segment.

Note 7 - Exit and Disposal Activities
--------------------------------------

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


Note 8 - Other Income
---------------------

During the third quarter, the Company received a $167,000 sales tax refund from Gambro BCT ("Gambro"), one of the Company's largest suppliers. This refund was the result of an audit of Gambro's sales tax records by the California Board of Equalization. The audit revealed that Gambro had collected, in error, a significant amount of sales taxes from the Company in prior periods. During the third quarter of 2004, Gambro received the final report on the results of this audit, and received a refund from the California Board of Equalization. The Company has reported the benefit of this refund as "Other Income," in the third quarter 2004 financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------

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

The Company has operated in Southern California since 1978. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management completed a comprehensive evaluation of the Company's operations, and at the conclusion of this review developed a restructuring plan to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the revenue potential from the remaining geographic areas served by the Company. The remaining geographic areas served include Maine, Massachusetts, the greater metropolitan New York area and Southern California. Management's strategy associated with the implementation of the restructuring plan was to return the Company to a profitable foundation before exploring opportunities for growth in other geographic areas or into new lines of business. The implementation of this plan started in the third quarter of 2003, continued into early 2004, and is now completed. Management is focused on improving the profitability of the remaining operations including growth within existing geographic markets, expanding therapeutic apheresis market share and exploring new customer opportunities such as research companies.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in 2003 of $555,000. Revenue from this contract was $302,000 and $8,000 for the nine month and three month periods ended September 30, 2004, respectively. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in 2003 of $1,053,000. In addition, the Company recorded $595,000 and $0 revenue from this contract in the nine month and three month periods ended September 30, 2004.


Results of Operations
---------------------

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

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

Total revenues for the quarter ended September 30, 2004 were $6,318,000, which represents a decline in revenue of $662,000, or 9.5%, from $6,980,000 generated during the same period in 2003. Blood products revenue for the three months ended September 30, 2004 decreased $722,000, or 14.0%, compared to the same period of 2003 primarily as a result of the elimination of revenue generated by operations closed in the third and fourth quarters of 2003, offset in part by increased revenues from remaining operations. Blood services revenue in the third quarter of 2004 increased $60,000, or 3.3%, as a result of changes in procedure mix to higher average price procedures compared with the same period in 2003, which offset a 7.6% decrease in the number of procedures performed.

Operating costs and expenses decreased $2,112,000, or 29.9%, to $4,948,000 in the third quarter of 2004, from $7,060,000 in the same period of 2003. Most of this reduction is the result of the closure of donor centers as part of the implementation of management's restructuring plan in late 2003.

General and administrative expenses decreased $377,000, or 26.2%, to $1,062,000 during the quarter, compared with $1,439,000 for the same quarter in 2003. Much of this decrease is the result of a reduction in overhead expenses associated with the implementation of management's restructuring plan in the third quarter of 2003.

For the three months ended September 30, 2004, the Company generated $475,000 of net income compared with a net loss of $4,679,000 for the same period in 2003. The increase in net income of $5,154,000, is mainly due to
i) elimination of losses associated with operating under-performing donor centers closed in late 2003, ii) elimination of costs associated with the implementation of management's restructuring plan in 2003, iii) recording a 100% valuation reserve of the Company's deferred tax assets in 2003, iv) increased sales volume of single donor platelets at all of the ongoing donor centers, and v) increases in product prices.

Blood Products

For this business segment, the following table summarizes the revenues, gross profit and net sales volumes associated with donor centers currently operated by the Company, and donor centers no longer operated as of September 30, 2004:

              For the three month period ended September 30, 2004
                   (Revenues* and Gross Profit in Thousands)

                  Ongoing Centers      Closed Centers     Total Company
                ------------------  ------------------  ------------------
                  2004       2003     2004      2003      2004      2003
                --------  --------  --------  --------  --------  --------
Revenues*       $ 4,436   $ 3,923   $     8   $ 1,243   $ 4,444   $ 5,166
Gross Profit        734       168         4      (756)      738      (588)
Gross Profit %     16.5%      4.3%     50.0%    (60.8%)    16.6%     (11.4%)

Net Units Sold:
  Single Donor
   Platelets      4,387     3,331         -     1,576     4,387     4,907

  Whole Blood     8,630     9,882         -     2,833     8,630    12,715


* Includes sales for platelets, whole blood and other frozen blood products, net of returns and credits

For the three months ended September 30, 2004, revenues from ongoing donor centers increased by $513,000, or 13.1%, to $4,436,000 from $3,923,000 in the same period of 2003. This increase in revenues was primarily due to an increase in platelet product revenue during the quarter. Platelet net sales volume increased 31.7% during the third quarter of 2004 compared with the same period last year. In addition, ongoing efforts to increase product pricing have contributed to improved blood product revenues. Revenue from whole blood declined in the quarter compared with the same quarter in 2003 primarily due to a decline in California collections as a result of staffing shortages in the mobile drive collection operations. Revenues from the closed donor centers declined by $1,235,000, or 99.4%, to $8,000 from $1,243,000, which offset the growth in revenues from the ongoing centers. The decline in revenue from closed centers was due to the fact that most of the facilities included in this category were closed in the third and fourth quarters of 2003. The closed center category also includes revenue from the Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital donor centers, which the Company ceased to operate as of June 2004 upon the expiration of the donor center contracts.

For the three months ended September 30, 2004, gross profit from ongoing donor centers increased by $566,000, or 336.9%, to $734,000 compared with the third quarter of 2003. The gross profit percentage increased to 16.5% in 2004 from 4.3% in 2003, for ongoing centers. This improvement in gross profit is the result of i) increases in product prices, and ii) increased operational efficiencies realized from higher net sales volume for platelet products. The gross profit for closed centers increased by $760,000 to $4,000 in the third quarter of 2004, from a loss of $756,000 in the same period in 2003. The loss in 2003 was due to i) operating losses from under-performing donor centers that were closed in the third and fourth quarters of 2003, and ii) costs incurred related to the implementation of management's restructuring plan to close these centers. The only centers included in the closed center category for the third quarter of 2004 are the centers at Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital, which the Company no longer operates as of the second quarter.

Blood Services

Revenues from blood services increased by $60,000, or 3.3%, to $1,874,000 in the third quarter of 2004 from $1,814,000 in the same period of 2003. The number of procedures performed during the third quarter of 2004 decreased 7.6% to 1,502 from 1,626 in 2003. This decrease in the number of procedures performed was due to a decline in procedures in the New York market, and the closure of the Company's operations in Illinois, North Carolina, and Pennsylvania. The impact on revenue from the decrease in volume was offset by an increase in the average price charged per procedure in 2004 compared with 2003. This increase in the average price per procedure is due to a 17.4% increase in the number of California procedures performed compared with the same period in 2003. California procedures generally have a higher average price per procedure than other regions served by the Company because they usually include charges for the use of Company owned equipment which is not always included in the procedure price in other regions.

Gross profit for the blood services segment increased $124,000, or 24.4%, from $508,000 in the third quarter of 2003 to $632,000 during the same period in 2004. This increase is primarily the result of an increase in the number of higher margin procedures performed during the third quarter of 2004 compared with 2003. The number of procedures and product mix in the blood services business segment is highly variable, and the Company is uncertain whether the improved performance in this segment during this quarter is sustainable.

General and Administrative Expenses

General and administrative expenses decreased by $377,000, or 26.2%, to $1,062,000 in the third quarter of 2004 from $1,439,000 in the same period of 2003. This decrease was primarily due to i) a $217,000 reduction in bad debt expense, ii) a $55,000 reduction in accounting fees, iii) a $58,000 reduction in depreciation expense and iv) a $57,000 reduction in overhead salary expense. The reduction in bad debt expense reflects additions to the doubtful account reserve in the third quarter of 2003 associated with the implementation of management's restructuring plan. Management determined certain accounts associated with the closed donor centers might not be collectable, and therefore recorded additional bad debt expense when these centers were closed. The reduction in accounting fees is the result of a change to a lower cost auditing firm in first quarter of 2004 and a change in the third quarter of 2003 to expense audit and tax return preparation fees in the year under audit and in the year of the return, rather than expense these fees as paid, as had been the prior practice. The reduction in depreciation expense is primarily the result of the recognition of additional depreciation expense in the third quarter of 2003 associated with selected assets that management determined no longer had any remaining useful value. Finally, the reduction in overhead salary expense is primarily attributable to the elimination of overhead positions in 2003 as part of management's restructuring plan. These reductions in expenses were offset by a net increase of $48,000 in bonus expense in the third quarter of 2004 compared with the same period in 2003 based on achievement of profit targets.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the third quarter of 2004. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2004. In addition, management anticipates the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the third quarter of 2004, the Company recorded an adjustment of $29,000 to the deferred tax asset valuation reserve, which eliminated any provision for income taxes from the statement of income. This adjustment represents less than 1% of the total potential deferred tax asset. Management believes a small adjustment is appropriate considering the Company has recorded net income in each of the last four fiscal quarters, thereby constituting evidence that the Company may derive some future benefit from the deferred tax asset.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Overview

As a result of the successful implementation of management's restructuring plan as previously discussed, the gross profit for the Company's blood products segment significantly improved during the first nine months of 2004 compared with the same period in 2003.

Total revenues for the period ended September 30, 2004 were $19,975,000, which represents a decline in revenue of $873,000, or 4.2%, from $20,848,000 generated during the same period in 2003. Blood products revenue for the nine months ended September 30, 2004 decreased $880,000, or 5.8%, compared to the same period in 2003 as a result of the elimination of revenue generated by operations closed in the third and fourth quarters of 2003. Blood services revenue for the nine months ended September 30, 2004 increased $7,000, or essentially unchanged compared with the same period of 2003, to $5,650,000 from $5,643,000 as a result of an increase in the average price charged per procedure, offset by a decrease in the number of therapeutic apheresis procedures performed.

Operating costs and expenses decreased $3,805,000, or 19.5%, to $15,671,000 in the first nine months of 2004, from $19,476,000 in the same period of 2003. This decrease is mostly the result of the closure of donor centers as part of the implementation of management's restructuring plan in late 2003. General and administrative costs decreased $69,000, or 2.1%, to $3,262,000 in the first nine months of 2004, from $3,331,000 in the same period of 2003. This was caused primarily by expenses incurred in late 2003 associated with the implementation of management's restructuring plan.

For the nine months ended September 30, 2004, the Company generated $1,209,000 of net income compared with net loss of $4,943,000 for the same period in 2003. The increase in net income of $6,152,000, is primarily due to i) the elimination of losses associated with operating under-performing donor centers closed in late 2003, ii) elimination of costs associated with the implementation of management's restructuring plan in 2003, iii) recording a 100% valuation reserve of the Company's deferred tax assets in 2003, iv) increased net sales volume of platelet products from ongoing donor centers, v) increases in product pricing, and vi) improved margins in the blood services segment as a result of changes in product mix to higher margin procedures.

Blood Products

For this business segment, the following table summarizes the revenues, gross profit and net sales volumes associated with donor centers operated by the Company, and those donor centers the Company no longer operates:

          For the nine month period ended September 30, 2004
                (Revenues* and Gross Profit in Thousands)

                 Ongoing Centers      Closed Centers     Total Company
                ------------------  ------------------  ------------------
                  2004       2003     2004      2003      2004      2003
                --------  --------  --------  --------  --------  --------
Revenues*       $13,475   $11,544   $   850   $ 3,661   $14,325   $15,205
Gross Profit      2,196       731       186    (1,066)    2,382      (335)
Gross Profit %     16.3%      6.3%     21.9%    (29.1%)    16.6%     (2.2%)

Net Units Sold:
  Single Donor
   Platlets      12,096     9,427       970     4,530    13,066    13,957

  Whole Blood    29,241    30,473     2,383     9,121    31,624    39,594


* Includes sales for platelets, whole blood and other frozen blood products, net of returns and credits

For the nine months ended September 30, 2004, revenues from ongoing donor centers increased by $1,931,000, or 16.7%, to $13,475,000 from $11,544,000 in the same period of 2003. This increase in revenues was mostly due to an increase in platelet volume of 28.3% to 12,096 units in the first nine months of 2004 from 9,427 units in the same period of 2003. In addition, ongoing efforts to increase product pricing have contributed to improved blood product revenues. A 4% net decline in whole blood units sold at the ongoing centers offset some of the positive trends in product revenues for the period. Revenue from whole blood declined as a result of lower collection volume in California due to staffing shortages in the mobile drive collection operations. Revenues from the closed donor centers declined by $2,811,000, or 76.8%, to $850,000 during the first nine months of 2004 from $3,661,000 in 2003. This decrease in revenues from the closed donor centers is partially offset by the increase in revenues from the ongoing centers resulting in an overall decline in revenues. The decline in revenues from the closed centers is due to the fact that the Company closed several under-performing donor centers in the third and fourth quarters of 2003. The closed center category also includes revenue from the Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital donor center that the Company ceased to operate in June 2004 upon the expiration of the donor center contracts.

For the nine months ended September 30, 2004, gross profit from ongoing donor centers increased by $1,465,000, or 200.4%, to $2,196,000 compared with $731,000 recorded in the first nine months of 2003. The gross profit percentage also increased to 16.3% in 2004 from 6.3% in 2003. This improvement in gross profit is the result of i) increases in product prices, and ii) increased operational efficiencies realized from higher net sales volumes of platelet products. The gross profit for closed centers improved $1,252,000 in the first nine months of 2004 to $186,000, from a loss of $1,066,000 for the same period of 2003. The loss in 2003 was caused by i) operating loss associated with under-performing donor centers that were closed in the third and fourth quarters of 2003 and ii) costs incurred associated with the implementation of management's restructuring plan. The gross profits from the donor centers closed by the Company in 2004, mainly the donor centers at Dartmouth-Hitchcock Medical Center, Presbyterian Intercommunity Hospital and the University of North Carolina, represent all of the gross profit reflected in the closed category for 2004. Generally, these donor centers generated positive gross profits for the Company, resulting in the improved results from 2003 to 2004.

Blood Services

Revenues from the blood services segment increased by $7,000 to $5,650,000 in the first nine months of 2004, or essentially unchanged compared with the same period in 2003. The Company performed 11.1% fewer procedures in the first nine months of 2004 compared with the same period in 2003. This reduction in procedures is primarily due to a reduction in the number of procedures performed in the New York market, and the closure of the Company's operations in Illinois, North Carolina, Pennsylvania and Tennessee in 2003. The decrease in revenue resulting from the decline in procedures performed was offset by an increase in the number of procedures performed in California during 2004 compared with 2003. The average procedure price for California procedures exceeds that for other regions served by the Company because the typical California procedure price includes a charge for the use of Company owned equipment. Not all procedures performed in other regions include the use of, and corresponding charge for, the Company's equipment.

Gross profit for the blood services segment increased $215,000, or 12.6%, to $1,922,000 in the first nine months of 2004 from $1,707,000 during the same period in 2003. This is primarily due to a change in procedure mix to higher profit margin procedures.

General and Administrative Expenses

General and administrative expenses decreased by $69,000, or 2.1%, to $3,262,000 in the first nine months of 2004 from $3,331,000 in the same
period of 2003.   This decrease in expense is primarily due a $131,000
decrease in bad debt expense and a variety of other expenses that have declined as a result of the implementation of management's restructuring plan in late 2003. These expense reductions are offset by a $145,000 increase in insurance expense, and a $78,000 increase in personnel recruitment expenses. The reduction in bad debt expense is primarily the result of sizeable additions to the allowance for doubtful accounts in the third quarter of 2003 associated with the implementation of management's restructuring plan. The implementation of management's restructuring plan also resulted in a reduction in other expenses in 2004, such as overhead salaries, payroll processing fees, travel, telephone and severance expense.

The increase in insurance expense is primarily the result of the sizeable increase in professional liability insurance premiums associated with the renewal of this policy in the middle of 2003. Finally, the Company has incurred higher recruitment expenses in the first nine months of 2004 compared with the same period of 2003 as a result of increased competition for nurses and other clinicians.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the first nine months of 2004. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2004. In addition, management anticipates the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first nine months of 2004, the Company recorded an adjustment to the deferred tax asset valuation reserve of $76,000, which eliminated any provision for income taxes from the statement of income. This adjustment represents less than 1% of the total potential deferred tax asset. Management believes a small adjustment is appropriate considering the Company has recorded net income in each of the last four fiscal quarters, thereby constituting evidence that the Company may derive future benefit from the deferred tax asset.


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

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual future losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it is determined that a smaller or larger reserve was appropriate, the Company would record a credit or a charge to general and administrative expense in the period in which such a determination is made.

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

Liquidity and Capital Resources

As of September 30, 2004, the Company's cash and cash equivalents equaled $1,506,000 and it had working capital of $2,564,000.

The Company has a working capital line of credit with Comerica Bank - California ("Comerica"). The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable, less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; as of September 30, 2004 the rate paid by the Company was 5.25%. As of September 30, 2004, the Company had no net borrowing on this line of credit, and the unused portion of the Company's line of credit was $2 million. On March 22, 2004, the Company entered into an amendment to the credit agreement with Comerica Bank to extend the term of the line of credit to June 30, 2005, and to revise the financial covenants related to the ratio of quick assets to current liabilities, and debt to net worth, to levels more favorable to the Company. In addition, the line of credit also requires minimum levels of profitability and prohibits the payment of dividends or stock repurchases. As of September 30, 2004, the Company was in compliance with all of the revised covenants. Any borrowing on the Comerica line of credit is collateralized by substantially all of the Company's assets.

Additionally, the Company has a note payable with One Source Financial. As of September 30, 2004, the balance on this note was $48,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. Of the total amount of this note outstanding, $36,000 is included in current obligations under notes payable on the balance sheet.

The Company previously had a note payable to Bay Tree Finance Company related to financing certain insurance premiums. During the third quarter, the Company paid off the remaining balance of this note.

The Company also has a capital lease with Gambro BCT to finance the acquisition of equipment used in the Company's apheresis activities. The total value of the equipment financed through this capital lease was $932,000. The lease is scheduled to expire in December 2008 and has a fixed interest rate of 7.5%. As of September 30, 2004, the balance of this lease was $830,000, of which $171,000 is included in current obligations under capital leases. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of September 30, 2004, the balance outstanding on this lease was $176,000, of which approximately $71,000 is included in current obligations. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of September 30, 2004, the balance outstanding on this lease was $10,000, all of which is included in current obligations. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.

The following table summarizes our contractual obligations by year (in thousands) as of September 30, 2004.


                              Less                     More
                              Than      1-3     3-5    Than
                     Total   1 Year    Years   Years  5 Years
                    -------  -------  ------  ------  -------
Operating leases    $   720  $   320  $  396  $    4  $    -
Capitalized leases    1,165      315     554     296       -
Notes payable            48       36      12       -       -
                    -------  -------  ------  ------  ------
Totals              $ 1,933  $   671  $  962  $  300  $    -
                    =======  =======  ======  ======  ======


For the nine months ended September 30, 2004, net cash provided by operating activities was $1,660,000, compared to $804,000 for the nine months ended September 30, 2003. The increase of $856,000 is primarily due to an increase in net income to $1,209,000 compared to a net loss of $4,943,000 in 2003. The adjustments to reconcile net income (loss) to net cash also reveals that during the first nine months of 2003, the Company recorded additional bad debt expense of $216,000, whereas only $84,000 of bad debt expense was recorded during the same period of 2004. During the first nine months of 2003, depreciation and amortization expense of $1,003,000 was recorded compared with only $493,000 during the same period in 2004. Most of this change is due to additional depreciation recognized in 2003 associated with the implementation of management's restructuring plan at which time management determined that selected assets no longer had any useful value to the Company. In addition, during the first nine months of 2003, $2,984,000 of deferred tax assets was written off, whereas $76,000 of deferred tax assets were recognized in the same period of 2004. The write off was performed due to the recent history of losses as of the third quarter of 2003. The small addition to deferred tax assets is the result of the recent return to profitability. During the first nine months of 2003, the balance of net accounts receivable decreased $1,295,000, whereas net accounts receivable actually increased $215,000 for the same period in 2004.
Although this represents a substantial swing from last year to this year, the days for which sales remain outstanding statistic as of September 30, 2004 stood at 47 days, which is similar to 42 days outstanding as of December 31, 2003. Therefore, the accounts receivable balance did not change significantly during the first nine months of 2004, but the relative age and collectability of the accounts receivables on the books as of September 30, 2004 remains very good. During the third quarter of 2004, the Company wrote off $117,000 in receivables associated with one of the donor centers closed as part of management's restructuring plan. Management determined this receivable was not collectable, but had previously included this receivable in the allowance for doubtful accounts. The write off of this receivable against the allowance is the main reason for the decrease in the allowance since December 31, 2003.

For the nine months ended on September 30, 2004, net cash used in investing activities was $125,000, compared with $287,000 for the same period in 2003. The decrease of $162,000 is primarily due to the Company reducing the amount invested in new equipment and leasehold improvement expenditures during the first nine months of 2004 as compared with the same period of 2003.

For the nine months ended September 30, 2004, net cash used in financing activities was $964,000 compared with net cash used of $508,000 for the nine months ended September 30, 2003. The difference in the cash used for financing activities is primarily due to management's decision to use a portion of the cash generated by operations to reduce debt by $1,141,000.

The Company has decided to initiate a new information technology project to enhance the automation of its blood product operations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects approximately $2 million will be needed to complete this project.

Management anticipates that cash on hand and available borrowing on the bank line of credit will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project.

The Company's primary sources of liquidity include cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. If in the future the Company is unable to comply with a loan covenant and the bank does not issue a waiver, the Company may not have access to the line of credit and the Company's
liquidity could be materially affected.   As of September 30, 2004, the
Company was in full compliance with all of the required covenants.


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

Operating Risk Could Affect Ability to Generate Consistent Profit

The Company recently completed a plan to eliminate under-performing facilities to improve the profitability of the Company. The future of the Company now depends on generating sufficient operating profit from the remaining facilities to cover overhead expenses. The remaining facilities have not always been consistently profitable, although the Company has now produced four consecutive profitable quarters. Therefore, the Company is at risk if management is unable to execute an operating plan that will produce consistent profits from the remaining facilities.

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

Changes in Demand for Blood Products Could Affect Profitability

The Company's operations are structured to produce particular blood products based on the existing demand, and perceived potential changes in demand, for these products by customers. Sudden and unexpected changes in demand of these products could have an adverse impact on the Company's profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity adequately to fill orders. This could result in a net decrease in overall revenues and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

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

Operations Depend on Obtaining the Services of Qualified Medical
Professionals

The Company is highly dependent upon obtaining the services of qualified medical professionals. In particular, the Company's blood services business segment depends on the services of registered nurses and other medical technologists. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict. If the Company is unable to attract and retain a staff of qualified medical professionals, operations would be adversely affected.

Impact of Reimbursement Rates

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. Decreases in reimbursement rates or increases which do not keep pace with higher costs, may impact the Company's profitability.

Lease for a Major Production Facility has Expired

The long-term lease for the Company's Sherman Oaks production facility has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30 day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30 day notice to vacate and is unable to locate an alternative facility. The Company's ability to produce platelet and whole blood products for Southern California customers could be severely impacted and result in a reduction of revenue and profitability.

Potential Inability to Meet Future Capital Needs Could Affect Plans to Finance Future Expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. However, the Company incurred a $4,679,000 loss during 2003. While the Company generated $1,209,000 in net income during the first nine months of 2004, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Targeted Partner Blood Drives Involve Higher Collection Costs

Part of the Company's current operations involves conducting blood drives in partnership with hospital partners. Blood drives are conducted under the name of the hospital partner and require that all promotional materials and other printed material include the name of the hospital partner. This strategy lacks the efficiencies associated with blood drives that are not targeted to benefit particular hospital partners. As a result, collection costs might be higher than those experienced by the Company's competition and may affect profitability and growth plans.

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

Product Safety and Product Liability Could Provide Exposure to Claims and Litigation

Blood products carry the risk of transmitting infectious diseases, including but not limited to hepatitis, HIV and Creutzfeldt-Jakob Disease. HemaCare carefully screens donors, uses highly qualified testing service providers to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob Disease. If patients are infected by known or unknown pathogens, claims could exceed insurance coverage and materially and adversely affect the Company's financial condition. Furthermore, healthcare regulations are constantly changing and certain changes could require costly compliance or make some of our operations impossible to continue.

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

In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, could materially adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders' Rights Plan see the Company's Current Report on Form 8-K filed with the SEC on March 5, 1998.

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

Evaluation of Internal Control and Remediation of Potential Problems will be Costly and Time Consuming and could Expose Weaknesses in Financial Reporting

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company's internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. The Company's independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

This process will be expensive and time consuming, and will require significant attention of management. Management cannot state that material weaknesses in internal controls will not be discovered. Management also cannot state that the process of evaluation and the auditor's attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.


Item 3.	Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company has $1,064,000 of debt, all of which is in the form of notes payable and capitalized leases with fixed interest rates. As of September 30, 2004, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate. Accordingly, if the Company did draw against this line of credit, interest expense could fluctuate with rate changes in the U.S.


Item 4.	 Controls and Procedures
--------------------------------

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

There was no change in the Company's internal controls over financial reporting, known to the chief executive officer or the principal financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

        None.


Item 3.	Defaults Upon Senior Securities
---------------------------------------

	None.

Item 4.	Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None.

Item 5.	Other Information
-------------------------

        None.

Item 6.	Exhibits
----------------

        a.   Exhibits

              3.1 Restated Articles of Incorporation of the Registrant
                  incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002, File No. 000-15223.

              3.2 Amended and Restated Bylaws of the Registrant,
                  as amended, incorporated by reference to Exhibit
                  3.1 to Form 8-K of the Registrant dated February 20, 2003, File No. 000-15223.

             11	  Net Income (Loss) per Common and Common Equivalent
                  Share

             31.1 Certification Pursuant to Rule 13a-14(a) Under the
                  Securities Exchange Act

             31.2 Certification Pursuant to Rule 13a-14(a) Under the
                  Securities Exchange Act

             32.1 Certification Pursuant to 18 U.S.C. 1350 and Rule 15d-
                  14(a) Under the Securities Exchange Act


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  November 15, 2004

                                          HEMACARE CORPORATION
                                   ------------------------------------
                                              (Registrant)



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