Form 10-K/A
period 2003-12-31
HEMACARE CORP /CA/
filed 2004-11-16
CIK 801748

========================================================================
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-K/A

                             Amendment No. 2

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

                     EXPLANATORY NOTE
                     ________________

This Amendment No. 2 to the Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2003 (the "Report") amends and supersedes in its entirety the Report, which was filed on June
22, 2004.  This Amendment No. 2 corrects certain portions of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which compares 2003 results by business segment with 2002. This Report has not been updated to reflect events occurring subsequently to the original filing date.

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


Recent Developments
-------------------

     Implementation of Restructuring Plan

As the result of an evaluation of the overall operations of the Company, management identified several non-performing donor centers that were hindering the Company's ability to produce profitable results. In 2002 and 2003, these donor centers produced operating losses
$533,000 and $663,000 respectively. In the third quarter of 2003, management implemented a plan to cease operations at these donor centers, as well as the mobile operations associated with these centers. The donor centers closed included Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. As of December 31, 2003, all of these centers had been closed with the exception of one center in North Carolina, which was closed in January 2004. The costs associated with the closure of these centers are reflected in the Company's 2003 results in accordance with generally accepted accounting principles. These expenses include the write-off of certain assets previously used in the operations of the closed donor centers, severance payments to terminated employees, recognition of unexpired facility lease obligations, and other associated costs.

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


                                                           Percentage Dollar
                               Percent of Net Sales         Increase (Decrease)
                              Year Ended December 31,    Year Ended December 31,
                              -----------------------    -----------------------
                               2003     2002    2001     '02 to '03   '01 to '02
                              ------   ------  ------    ----------   ----------
Revenues..................... 100.0%   100.0%  100.0%        -1.2%       10.4%
Operating costs..............  91.8%    86.5%   82.5%         4.8%       15.8%
                              ------   ------  ------     ---------    -------
Gross profit.................   8.2%    13.5%   17.5%       -39.9%      -15.1%
General and administrative
 expenses....................  14.4%    14.6%   15.5%        -3.1%        4.0%
                              ------   ------  ------     ---------    -------
Income(loss) from operations.  -6.2%    -1.1%    2.0%      -415.2%     -167.0%
Other income(expense)........     -     -0.2%    0.1%       100.0%     -331.8%
Write off of impaired
 goodwill....................     -     -1.3%      -        100.0%     -100.0%
Income(loss) before income
 taxes.......................  -6.2%    -2.6%    2.1%      -128.4%     -244.6%
Provision (benefit) for
 income taxes................  10.9%    -0.5%    0.8%      2076.2%     -179.5%
                              ------   ------   -----     --------     -------
Net income(loss)............. -17.1%    -2.1%    1.3%      -691.7%     -283.0%



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

     Revenue and Gross Profit

     Blood Services

Revenue for this business segement declined 10.9%, compared with 2002. The main reason for this decline in revenue is a 10.2% decline in therapeutic apheresis procedures, principally in the Southern California and New England markets. During 2003, the Company performed 6,412 therapeutic apheresis procedures, whereas 7,140 procedures were performed in 2002. As a result, therapeutic apheresis revenue declined $915,000, from $8,373,000 to $7,458,000. In turn, this decline in revenue contributed to a 13% decrease in gross profit, from $2,748,000 to $2,390,000. The balance of the decrease in gross profit is mostly attributable to increases in workers' compensation insurance and professional liability insurance costs, especially in California.

     Blood Products

Blood products revenue for 2003 grew $586,000 to $20,030,000 from $19,444,000, representing an increase of 3%. The following table illustrates the components included in blood products revenue for 2003 and 2002, and segregates that portion of blood products revenue associated with the closed centers:


                                         For the twelve months period ended December 31,
                                                         ($ in Thousands)

                              Ongoing Centers      Closed Centers*    California Mobiles          Total
                             -----------------   ------------------   ------------------  ------------------
                               2003      2002       2003      2002      2003      2002      2003      2002
                             --------  --------   --------  -------   --------  --------  --------  --------
Revenue**..................  $ 9,631  $10,411     $ 3,028   $ 3,191   $ 7,371   $ 5,842    $20,030  $19,444
Gross Profit...............  $   511  $ 1,366     $(1,331)  $  (518)  $   681   $   149    $  (139) $   997
Gross Profit Margin........        5%      13%       (44%)     (16%)        9%        3%       (1%)       5%

Net Units Sold
  Single Donor Platelets..     14,443    17,118      4,367    5,749         -         -     18,810   22,867
  Whole Blood.............     12,801     9,774      5,704    6,810    31,606    31,897     50,111   48,481

------------------

* Includes facility at the University of North Carolina, Chapel Hill that was closed in January 2004.

** Includes sales for platelets, whole blood and other frozen products, net of returns and credits.

All of the increase in blood products revenue from 2002 to 2003 came from California mobiles, even though the number of whole blood units collected by this business unit actually declined 0.9%. This result was due to increases in prices due to additional pathogen testing and a change in product mix to a higher percentage of leukoreduced red blood cells which garner higher average prices. Ongoing center revenue for 2003 declined $780,000, or 7.5%, when compared with 2002. This occurred mostly as the result of a decline in sales volume of single donor platelets of 15.6%, while sales of whole blood products increased 31.0%. Single donor platelets generally have higher average sales prices than whole blood products. Single donor platelet volume declined principally from loss of donors at the Sherman Oaks donor center when this center converted to a volunteer program in January 2003. Increases in whole blood sales occurred mostly because of higher volumes from the Maine and Massachusetts donor centers. Closed center revenue declined due mostly to the fact that most of these facilities were closed at the end of the third quarter. Meaning, a direct comparison with all four quarters of 2002 will show a decline in revenue.

The gross profit for blood products decreased from $997,000 in 2002 to negative gross profit of $139,000 in 2003. This is primarily due to the increase in operating costs at the closed centers associated with implementing management's plan to close underperforming facilities and improve overall operations. These costs include the write-off of $214,000 in assets previously used in the operations of the closed centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs. Gross profit for ongoing centers also declined $855,000, or 62.6%, from $1,366,000 to $511,000 in 2003. Most of this result was due to the loss of certain testing revenue of $220,000, a decrease in California platelet volume of $698,000, increases in insurance costs of $275,000 and the write-off of certain assets related to the Sherman Oaks facility totaling $186,000.

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

Collections
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




Dated:   November 16, 2004           HEMACARE CORPORATION
      ------------------------

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

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT
              REGISTERED PUBLIC ACCOUNTING FIRM


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
                                                =============     =============


	      The accompanying notes are an integral part of these
                        consolidated financial statements.
				     F-4

                    HEMACARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Years Ended December 31


                                          2003           2002           2001
				      ------------   ------------   ------------
Revenues
    Blood products..................  $ 20,030,000   $ 19,444,000   $16,466,000
    Blood services..................     7,458,000      8,373,000     8,733,000
                                      -------------  -------------  ------------
    Total revenue...................    27,488,000     27,817,000    25,199,000

Operating costs and expenses
    Blood products..................    20,169,000     18,447,000    14,979,000
    Blood services..................     5,068,000      5,625,000     5,811,000
                                      -------------  -------------  ------------
    Total operating costs and
      expenses......................    25,237,000     24,072,000    20,790,000


    Gross profit....................     2,251,000      3,745,000     4,409,000

General and administrative expenses.     3,946,000      4,074,000     3,918,000
                                      -------------  -------------  ------------

Income (loss) from operations.......    (1,695,000)      (329,000)      491,000
Other income (expense)..............	         -	  (51,000)	 22,000
Write off of impaired goodwill......             -       (362,000)            -
                                      -------------  -------------  ------------
Income (loss) before income taxes...    (1,695,000)      (742,000)      513,000
Provision (benefit) for income
   taxes............................     2,984,000       (151,000)      190,000
                                      -------------  -------------  ------------
     Net income (loss)..............  $ (4,679,000)  $   (591,000)  $   323,000
				      =============  =============  ============

Income (loss) per share
 Basic..............................  $      (0.60)   $     (0.08)  $      0.04
                                      =============  =============  ============

 Diluted............................  $      (0.60)   $     (0.08)  $      0.04
                                      =============  =============  ============

Weighted average shares outstanding
 - basic............................     7,753,000      7,673,000     7,534,000
                                      =============  =============  ============

Weighted average shares outstanding
 - diluted..........................     7,753,000      7,673,000     8,298,000
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

                                   HEMACARE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                      For the Years Ended DEcember 31

                                                      2003            2002          2001
						   ------------   ------------  -------------
Cash flows from operating activities:
 Net income (loss)...............................  $(4,679,000)   $  (591,000)  $   323,000
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Provision for bad debts......................      309,000              -        10,000
    Use (recognition) of deferred tax assets.....    2,984,000        (81,000)      190,000
    Depreciation and amortization................      717,000        426,000       299,000
    Gain (loss) on disposal of assets............      (11,000)        (1,000)        2,000
    Impairment of assets.........................      446,000              -             -
    Impairment of goodwill.......................            -        362,000             -
    Issuance of common stock and options for
     compensation................................            -        178,000        93,000

 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable...    1,495,000        522,000    (1,468,000)
    Decrease (increase) in inventories, supplies
     and prepaid expenses........................      338,000       (191,000)       11,000
    Decrease (increase) in other assets..........       31,000         (2,000)      (57,000)
    (Decrease) increase in accounts payable,
     accrued expenses, and other liabilities.....     (801,000)        99,000       505,000
    Other........................................      (68,000)        (7,000)       (1,000)
                                                   ------------   ------------  ------------
    Net cash provided by (used in) operating
     activities..................................      761,000        714,000       (93,000)

Cash flows from investing activities:
 Proceeds from sale of plant and equipment.......       79,000         10,000             -
 Decrease in marketable securities...............            -              -       868,000
 Purchase of plant and equipment.................     (270,000)     (1,203,000)  (1,646,000)
                                                   ------------   ------------  ------------
  Net cash used in investing activities..........     (191,000)     (1,193,000)    (778,000)

Cash flows from financing activities:
 Proceeds from exercise of stock options.........        3,000         53,000       199,000
 Repurchase and retirement of common stock.......            -              -      (391,000)
 Principal payments on debt and
  capitalized leases.............................     (686,000)      (258,000)     (116,000)
 Other debt borrowings...........................            -        132,000             -
 Borrowings on line of credit....................            -        575,000       842,000
                                                   ------------   ------------  ------------
 Net cash provided by (used in) financing
   activities....................................     (683,000)       502,000       534,000

 (Decrease) increase in cash and cash
  equivalents....................................     (113,000)        23,000      (337,000)
 Cash and cash equivalents at beginning of
   period........................................    1,048,000      1,025,000     1,362,000
                                                   ------------   ------------  ------------
 Cash and cash equivalents at end of period......  $   935,000    $ 1,048,000   $ 1,025,000
                                                   ============   ============  ============

Supplemental disclosure:
 Interest paid...................................  $    79,000    $    59,000   $    30,000
                                                   ============   ============ =============
 Income taxes paid...............................  $    18,000    $         -   $    44,000
                                                   ============   ============  ============

Items not impacting cash flows:
 Purchase of equipment - Capital lease...........  $   932,000    $   162,000   $   151,000
                                                   ============   ============  ============
 Purchase of equipment - Notes...................  $         -    $    30,000   $         -
                                                   ============   ============  ============
 Issuance of warrants............................  $         -    $    20,000   $         -
                                                   ============   ============  ============
 Insurance premiums financed.....................  $   130,000    $         -   $         -
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
                            ===========  ==========  ============


Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2003, 2002 and 2001 are as follows:


                             ------------ ----------  ------------
                                 2003        2002         2001
                             ------------ ----------  ------------

Income tax expense at fed-
 eral statutory rate......   $  (576,000) $ (250,000) $   174,000
State income taxes, net
  of federal benefit......       (18,000)     (5,000)      30,000
Change in valuation
  allowance...............     3,540,000     142,000            -
Permanent differences.....         9,000      14,000       34,000
Other.....................        29,000     (52,000)     (48,000)
                             ------------  ----------  -----------
Income tax expense
 (benefit)................   $ 2,984,000  $ (151,000)  $  190,000
                             ============ ===========  ===========


The Company has recorded a net deferred tax asset of $0 and $2,984,000 at December 31, 2003 and 2002, respectively. The components of the net deferred tax asset at December 31, 2003 and 2002 are as follows:


                               2003         2002
                            -----------  -----------
Current:

Reserve...................  $   80,000   $  108,000
Accrued expenses and
 other....................     238,000      294,000
                            -----------  -----------
Total deferred tax
 asset....................  $  318,000   $  402,000

Noncurrent:

Net operating loss.......    2,825,000    2,016,000
Depreciation and
 amortization............      (15,000)     245,000
Tax credit carryforward..      844,000      866,000
Other....................      110,000       (3,000)
Valuation allowance......   (4,082,000)    (542,000)
                            -----------  -----------
                            $ (318,000)  $2,582,000
                            -----------  -----------
                            $        0   $2,984,000
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