Form 10-K
period 2004-12-31
HEMACARE CORP /CA/
filed 2005-03-25
CIK 801748

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-15223

HEMACARE CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3280412 (I.R.S. Employer Identification Number)
21101 Oxnard Street Woodland Hills, California (Address of principal executive offices)	91367 (Zip code)

Registrant's telephone number, including area code: (818) 226-1968

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value) Rights to purchase Preferred Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter (based upon the closing bid price of the Common Stock as reported by the OTC Bulletin Board), was approximately $4,492,000.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). ☐ Yes    ☒ No

        As of February 17, 2005, 8,078,060 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement relating to its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

PART I

i

PART I

Item 1.    Business

        This 2004 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting the Company"). The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

General

        HemaCare Corporation ("HemaCare" or the "Company") collects, processes and distributes blood products to hospitals in the United States. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are usually provided under contract with hospitals as an outside purchased service.

        The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. In 2004, the Company's earnings improved compared with 2003 as a result of the successful implementation of management's plan. The Company's current strategy is to continue to focus on increasing the utilization of existing capacity in those markets currently served by the Company, expand the customer base for blood products to include biopharmaceutical companies and other organizations involved in research efforts on new treatments and therapies, and expand the market potential for therapeutic apheresis services through increased investment in physician education and other marketing efforts.

        Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

Recent Developments

  Substantial Improvement in Profitability

        The Company recorded income before income taxes of $1,563,000 in 2004, representing the highest annual pretax earnings in the history of the Company. This represents a substantial change from the $1,695,000 loss before income taxes recorded in 2003. This accomplishment was due to the successful implementation in late 2003 of a restructuring plan designed to eliminate poorly performing operations, reduce overhead costs and improve the product collection capabilities in the geographic areas served by the Company.

  Limitation on Blood Product Supply

        Blood products organizations, as well as regulatory agencies, focus significant attention and resources on improving the safety of the blood supply. Requirements to screen potential donors for possible exposure to a variety of pathogens, including HIV, malaria and SARS, have reduced the pool of eligible donors. In addition, regulations and industry standards require an increasing number of tests on donated blood products to detect pathogens, including a new bacterial detection quality control test, which may negatively impact expiration rates of platelet products. The Company faces an increasing risk that these factors will increase the cost of producing blood products and reduce the ability to generate a sufficient supply of blood products to satisfy customer demand. The inability to satisfy customer demand could result in the loss of customers, and a loss of revenue.

  Nursing Shortage

        Multiple factors, including a decline in nursing graduates, the retirement or movement of experienced nurses out of direct patient care, and the January 1, 2004 California law that increased the nurse-to-patient staffing ratios, have created a nursing shortage. This shortage has directly affected the blood industry because certain regulations and industry standards require a nurse's presence during donation and for therapeutic apheresis procedures. The shortage of nurses has increased the cost of recruitment and retention of nursing staff and may limit the Company's ability to provide and expand operations. This challenge of locating qualified nurses, however, may provide additional opportunities as hospitals may choose to outsource therapeutic services to HemaCare. If HemaCare can succeed in recruiting qualified nurses to perform these therapeutic services, the Company's market for such services could increase in the future.

  Industry Changes to 24-Hour Frozen Plasma

        In Southern California, a major supplier of frozen plasma products converted operations to produce 24-hour frozen plasma from eight-hour fresh frozen plasma. Many hospital customers continue to demand eight-hour fresh frozen plasma. This has created an opportunity for the Company since the Company's operations continue to focus on the production of eight-hour fresh frozen plasma. As a result, the demand for the Company's plasma products has increased; however, the Company's production capacity may not grow sufficiently to satisfy the demand for this product. Therefore, some hospital customers may decide to switch to 24-hour frozen plasma in order to insure a reliable supply of this product. If a significant number of the Company's customers switch to 24-hour frozen plasma, the Company may need to reduce the price of its plasma products in order to retain customers. This could have a negative impact on the future profitability of the Company.

  Therapeutic Apheresis Competition

        A new company recently began operations providing therapeutic apheresis services in direct competition with the Company. This new company has hired several of the Company's former employees, and as a result is aware of the Company's customer base, business strategies and resources. In addition, this new company has hired, or attempted to hire, many of the Company's trained apheresis nurses. This has caused the Company to incur significant recruitment costs to replace these nurses, and has caused the Company to dramatically increase the compensation to existing nurses. This new company has successfully contracted with several of the Company's customers. Therefore, it appears likely that the introduction of this new competitor will have a negative impact on the Company's future revenue for therapeutic apheresis services. In addition, it appears likely that the increase in costs associated with nurse retention and recruitment will negatively impact the future profitability for the blood services business segment.

  Donor Center Closures

        In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina as the final step to complete the implementation of the restructuring plan initiated in late 2003. The Company recorded revenues from this donor center of $1,190,000 in 2003, and $65,000 in the first quarter of 2004. In the second quarter of 2004, the donor center management contracts between the

Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire, expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in 2003 of $555,000, and $302,000 in the first six months of 2004. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in 2003 of $1,053,000, and $595,000 in the first six months of 2004.

Business Segments

        HemaCare operates two primary business segments. The first is the blood products segment which supplies hospitals and other customers with red blood cells, apheresis platelets and other blood products, and the second is the blood services segment which includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients generally in a hospital setting.

  Blood Product Operations

        The practice of medicine depends on the availability of safe and adequate blood products. Most blood product collections consist of single units of whole blood. The actual collection process is simple and safe for the donor. After collection, whole blood units are tested and processed into components, and then distributed to hospitals for transfusion. These components include red blood cells and plasma. All blood products have limited therapeutic lives.

        Apheresis collection separates blood components during the donation process through the use of a cell separator. This process allows for the collection of only the desired components of a donor's blood and returns the other blood components to the donor's blood stream. Apheresis blood product collection, used by HemaCare to collect platelets, is considerably more complex and more expensive than whole blood collection and processing. Automated apheresis equipment is costly and requires longer donation times, which result in higher labor costs. The complexity of the donation process, and longer donation time, makes recruiting donors for apheresis procedures more difficult than recruiting whole blood donors.

        On average, only 5% of the United States population donates blood and a much smaller percentage are apheresis platelet donors. Recruiting and retaining donors is critical to the success of blood product operations. Apheresis platelet donors are recruited from the most dedicated and committed subset of the whole blood donor population. On average such donors donate platelets between four and six times a year, compared to twice a year for whole blood donors. Generally, success in donor recruitment is a major factor in success of any blood collection program. The Company has demonstrated a consistent track record of donor recruitment for apheresis donors at the donor centers it currently operates.

        In addition, the Company's blood products operations include extensive capability to collect whole blood from donors. The Company contracts with local hospitals to serve as their whole blood collection contractor. In this capacity, the Company solicits, on behalf of the hospital customer, sponsor organizations, such as employers, schools or churches, to conduct blood drives. The Company's recruitment staff works with the staff of the sponsor organization to encourage the individuals associated with the sponsor to donate blood at a blood drive usually conducted at the sponsor's facilities. Whole blood collected at these blood drives is processed into transfusable blood products and made available to the hospital customers as needed.

        Blood products revenue depends on a number of factors, including the success of the Company's donor recruitment efforts, the success of the Company's marketing efforts to attract and retain new customers for blood products, and the ability of the Company to properly process, store and transport blood products to customers prior to the products expiration dates.

        Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration ("FDA") is the agency principally responsible for the regulation of the blood products industry in the U.S. The Company's blood products operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel. Additionally, the Company's operations are licensed, regulated and inspected by various state agencies.

        The American Association of Blood Banks ("AABB") is the blood industry sponsored organization responsible for maintaining and improving science, safety, quality and education relating to blood. The Company is an institutional member, and the Company's operations are accredited by the AABB.

        The Company has blood collection operations in three states, California, Maine and Massachusetts. The Company operates free standing blood collection centers and mobile blood collection operations in Southern California and Maine, and a hospital based collection center in Massachusetts.

  Blood Services Operations

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

        The Company provides therapeutic services using all currently recognized treatment methods: plasma exchange and cell depletion; in-line immunoadsorbant columns; stem cell collection; and photopheresis. Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. The Company provides therapeutic apheresis services on a regional basis in several states. Major operations are located in Southern California and New York.

Competition

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

  Blood Products

        In the United States, approximately 50% of all blood products are supplied by the American Red Cross ("ARC") through its national collection network, and approximately 40% are supplied by local and regional blood centers, including the Company. The remainder is collected by hospitals directly.

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

  Blood Services

        The competition in the therapeutic blood services business is primarily regional and community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. This includes a newly established company that has hired several former HemaCare employees. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company's blood services business also include companies that market or provide many of these competing medical therapies. The Company believes that it competes in this market by offering highly trained and experienced nurses and greater availability for customers with immediate needs. In addition, the Company provides education to the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases.

Sales to Major Customers

        During 2004 only one customer represented any significant portion of the Company's total revenue. This customer accounted for approximately 10.6% of total revenue. The next largest customer accounted for approximately 7.7% of total revenue. No other customer accounted for any more than 5% of total revenue. The Company has no relationship with either of these customers other than as a provider of blood products and services.

Marketing

        The Company's marketing programs include a combination of medical education, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians and hospitals. The Company markets its products and services in the form of supply programs that meet the specific needs of individual customers. As a smaller company than the main competitors in the marketplace, HemaCare offers more flexibility in supply arrangements and pricing structure. This flexibility and focus on customer service are the main messages communicated throughout the marketing vehicles the Company utilizes.

Human Resources

        As of February 2, 2005, the Company had 259 employees, including 95 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

        None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Suppliers

        The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposable supplies, replacement fluids, testing services and blood products. Generally, the Company has not experienced difficulty in obtaining most of its equipment and supplies; however, if there were material adverse changes in the sources of its supplies, the Company's operations could be adversely affected. In particular, in the event of a war or other international conflict or natural disaster, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

        During 2004, the Company received goods and services from two major vendors that represented more than 10% of the Company's total costs. One vendor, that represents 47% of total costs, provides products that support the Company's apheresis activities. The other vendor, that represents 37% of total costs, provides laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

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

Government Regulation

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

        During the past year, the FDA conducted inspections at selected HemaCare facilities. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. The Company believes it has adequately addressed all of the issues raised by the FDA, and that it is in compliance with current FDA regulations.

        During the past year, the Department of Health for the State of California conducted an audit of selected Company facilities located in California. This audit focused on compliance with specific California laws that cover HemaCare's operations. At the conclusion of this audit, the Department of Health provided the Company with a list of observations that have since been addressed. The Company believes that it is in compliance with California regulations governing the Company's operations within the state.

        Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities. All of the Company's facilities operate under an FDA registration, with the exception of a blood collection facility within a hospital that operates under the hospital's FDA registration.

        The FDA also issues licenses to organizations within the blood supply industry to ship blood products across state lines if the qualifying organization can demonstrate adequate employee training programs, procedure documentation and quality control systems to insure the quality of the products shipped. HemaCare holds a license for its Sherman Oaks, California and Scarborough, Maine facilities to ship selected blood products across state lines. The Company has submitted an expanded license request to the FDA for additional blood products manufactured at Sherman Oaks, and for a license for blood products produced by the Company's Bangor, Maine facility. These requests are pending with the FDA.

  Other Matters

        State and federal laws set forth anti-kickback and self-referral prohibitions, and otherwise regulate financial and referral relationships between blood suppliers, hospitals, physicians and others in the blood supply industry. The Company believes its present operations comply with all currently applicable regulations in this area.

        Joshua Levy, M.D., the National Medical Director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 2%, or less, of the Company's total revenues in each of the three years ended December 31, 2004. There are no agreements between Dr. Levy and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to Dr. Levy's patients.

        New health care regulations are continuously under consideration by lawmakers at the federal level, and in many of the individual states in which the Company currently operates. New regulations could have a direct impact on the Company and its operations. The Company is not aware of any specific proposed regulation that would have a material adverse impact on the Company; however, the Company is uncertain what changes may be made in the future regarding health care policies, especially those regarding hospital reimbursements, health insurance coverage and managed care that may materially impact the Company's operations.

Professional and Product Liability Insurance

        The blood products and blood services business inherently is subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $3,000,000 for a single occurrence and $5,000,000 in the aggregate per year in California, and $1,000,000 for a single occurrence and $3,000,000 in the aggregate per year in other states. There can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

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

Item 2    Properties

        The Company's corporate offices and part of its distribution center are located in an 11,250 square foot facility in Woodland Hills, California. The rent for this facility is fixed at $16,700 per month and the lease on this space expires October 31, 2006. The Company has one five-year option to extend this lease at the then current market price.

        The Company also operates an apheresis donor center, a laboratory, a manufacturing facility for whole blood components and a distribution center in a 7,600 square foot facility in Sherman Oaks, California. The Company currently rents this space on a month-to-month basis for a monthly amount of approximately $22,500 while negotiating a lease for a multi-year term. Thus far the Company has been unable to negotiate a long-term lease agreement regarding this space, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting the Company—Lease for Major Production Facility has Expired."

        The Company leases space for a donor center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $4,300 per month, with an escalation clause for changes in the Consumer Price Index. The lease term expires October 31, 2007.

        The Company also leases space for a donor center in a 2,500 square foot facility in Bangor, Maine. The monthly rent is approximately $3,900 per month. The lease term expires December 31, 2006, and the Company has the option to extend the lease for two additional five-year terms at rates adjusted for changes in the Consumer Price Index.

        In addition, the Company leases a 1,278 square foot office space in Yonkers, New York which expires August 31, 2006, for a monthly amount of approximately $2,200 per month.

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

Item 4    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Effective November 2, 1998, the Company's Common Stock became quoted on the OTC Bulletin Board under the symbol HEMA. Prior to that date, the Company's Common Stock was listed on the Nasdaq Small Cap Market ("Nasdaq") under the same symbol.

        The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by the OTC Bulletin Board, for the periods indicated. These prices reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau.

	2004		2003
Quarter ended
	High	Low	High	Low
March 31	$0.80	$0.46	$0.66	$0.42
June 30	$0.85	$0.70	$0.95	$0.58
September 30	$1.68	$0.55	$1.20	$0.63
December 31	$1.69	$1.10	$0.97	$0.63

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

        On February 17, 2005, the approximate number of shareholders of record was 282 (excluding individual participants in nominee security position listings).

Item 6    Selected Financial Data

        The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, except Per Share Data)
Revenue	$26,836	$27,488	$27,817	$25,199	$21,512
Gross profit	5,816	2,251	3,745	4,409	4,850
Income (loss) from operations	1,396	(1,695)	(329)	491	1,358
Other income (expense)	167	—	(51)	22	91
Write off of impaired goodwill	—	—	(362)	—	—
Provision (benefit) for income taxes	18	2,984	(151)	190	(2,901)
Net income (loss)	$1,545	$(4,679)	$(591)	$323	$4,350
Basic per share amounts:
Income (loss) from operations	$0.18	$(0.22)	$(0.04)	$0.07	$0.18
Net income (loss)	$0.20	$(0.60)	$(0.08)	$0.04	$0.57
Diluted per share amounts:
Income (loss) from operations	$0.17	$(0.22)	$(0.04)	$0.06	$0.16
Net income (loss)	$0.19	$(0.60)	$(0.08)	$0.04	$0.50
Total assets	$9,344	$8,286	$13,455	$13,082	$11,477
Long-term debt and capital lease obligations, net of current portion	$703	$1,078	$1,353	$802	$46
Shareholders' equity	$5,167	$3,411	$8,087	$8,427	$8,203

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        HemaCare operates two primary business segments. The first is the blood products segment which supplies hospitals and other customers with red blood cells, apheresis platelets and other blood products. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors.

        The earnings generated by the blood products segment improved dramatically during the past year. This was primarily the result of the successful implementation of a plan commenced in 2003 to restructure operations to return the segment to profitability. This plan included closing six donor centers, including the mobile operations associated with these centers, and a reduction in overhead expenses. As a result, the Company was able to focus more time and resources in 2004 on improving the volume of product produced by the remaining operations, and increasing overall efficiency.

        Other significant events for the blood products segment include increasing staff costs as a result of a growing nursing shortage in the U.S., increased regulatory requirements to screen potential donors to reduce the risk of pathogens in the blood supply, and industry requirements to test platelet products for bacteria beginning March 2004 which increased the cost to produce platelet products.

        In Southern California, a major supplier of frozen plasma products converted operations to produce 24-hour frozen plasma from eight-hour fresh frozen plasma. Many hospital customers continue to demand eight-hour fresh frozen plasma. As a result, the demand for the Company's plasma products has increased; however, the Company's production capacity may not grow sufficiently to satisfy the demand for this product. Therefore, some hospital customers may decide to switch to 24-hour frozen plasma in order to insure a reliable supply of this product. If a significant number of the Company's customers switch to 24-hour frozen plasma, the Company may need to reduce the price of its plasma products in order to retain customers. This could have a negative impact on the future profitability of the Company.

        Finally, in the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed.

        The second business segment is HemaCare's blood services segment which includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients generally in a hospital setting. This segment fluctuates based on the occurrence rate of diseases treated with therapeutic apheresis, the degree hospitals have fully staffed apheresis units available, and the degree of success of the Company's efforts at physician education about the potential benefits of therapeutic apheresis as a treatment alternative. Over the past few years this business segment has been relatively stable in Southern California; however, the Company believes growth opportunities exist in the New York market. The New England market has declined recently due to difficulties recruiting and retaining trained apheresis nurses.

        This business segment recently encountered a new threat in the form of a new company that recently began to provide therapeutic apheresis services in some of the same markets serviced by the Company. This new company has hired several of the Company's former employees, and as a result is aware of the Company's customer base, business strategies and resources. In addition, this new company has hired, or attempted to hire, many of the Company's trained apheresis nurses. This has caused the Company to incur significant recruitment costs to replace these nurses, and has caused the Company to dramatically increase the compensation to existing nurses. This new company has successfully contracted with several of the Company's customers. Therefore, it appears likely that the introduction of this new competitor will have a negative impact on the Company's future revenue for therapeutic apheresis services. In addition, it appears likely that the increase in costs associated with nurse retention and recruitment will negatively impact the future profitability for the blood services business segment.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations were of net revenue and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Years Ended December 31,			Percentage Dollar Increase (Decrease) Years Ended December 31,
	2004	2003	2002	'03 to '04	'02 to '03
Revenues	100.0%	100.0%	100.0%	(2.4)%	(1.2)%
Operating costs	78.3%	91.8%	86.5%	(16.7)%	4.8%

Gross profit	21.7%	8.2%	13.5%	158.4%	(39.9)%
General and administrative expenses	16.5%	14.4%	14.6%	12.0%	(3.1)%

Income (loss) from operations	5.2%	(6.2)%	(1.1)%	182.4%	(415.2)%
Other income (expense)	0.6%	—	(0.2)%	100.0%	100.0%
Write off of impaired goodwill	—	—	(1.3)%	0.0%	100.0%
Income (loss) before income taxes	5.8%	(6.2)%	(2.6)%	192.2%	(128.4)%
Provision (benefit) for income taxes	0.0%	10.9%	(0.5)%	(99.4)%	2076.2%

Net income (loss)	5.8%	(17.1)%	(2.1)%	133.0%	(691.7)%

Year ended December 31, 2004 compared to the year ended December 31, 2003

Overview

        The Company generated net income of $1,545,000, or $.20 basic and $.19 fully diluted, earnings per share for 2004, compared to a net loss of $4,679,000 or $.60, both basic and fully diluted, loss per share in 2003. The main reasons for this material change in the earnings of the Company are the reduction in costs realized by closing blood product operations as part of the successful implementation of management's restructuring plan in late 2003, and the lack of any increase in the deferred tax asset valuation reserve in 2004, compared to the increase in 2003.

        Gross profit increased 158.4% to $5,816,000 in 2004 from $2,251,000 in 2003 due to reduced operating costs as a result of the closure of underperforming donor centers as part of management's restructuring plan, improved product sales volumes at the Company's remaining operations and the reclassification of professional liability insurance expense from operating costs to general and administrative expense.

        General and administrative expenses increased 12.0% in 2004 to $4,420,000 from $3,946,000 in 2003. This is mostly attributable to a reclassification of professional liability insurance expense to general and administrative from operating costs, higher professional liability insurance premiums, higher staff recruitment costs and an increase in management bonuses as a result of achieving specific profitability targets.

        The Company recognized $167,000 in other income in 2004 as a result of the receipt of a refund of sales taxes previously paid to one of the Company's major suppliers.

        The Company recognized an $18,000 provision for income taxes for 2004, compared with $2,984,000 for 2003. This change was the result of an increase in the deferred tax asset valuation reserve in 2003 to 100%. The Company recognized a relatively low provision for 2004 because of net operating loss carryforwards from previous years.

Revenue and Gross Profit

  Blood Products

        Blood products revenue for 2004 decreased by 3.4%, or $685,000, to $19,345,000 from $20,030,000 in 2004. In late 2003, the Company implemented a restructuring plan that resulted in the closure of six donor centers in the eastern United States, which contributed $3,028,000 of revenues in 2003. In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina as the final step to complete the implementation of this plan. This donor center contributed $65,000 of revenue in 2004. In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire, expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in 2003 of $555,000, and $302,000 in the first six months of 2004. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in 2003 of $897,000, and $483,000 in the first six months of 2004.

        Gross profit for the blood products business segment increased $3,530,000 to $3,391,000 in 2004 from a loss of $139,000 in 2003. This is mostly attributable to the closure of underperforming donor centers in late 2003 and higher levels of efficiency that result from higher volumes in ongoing operations.

        The following table illustrates the components included in blood products results for 2004 and 2003, and segregates that portion of blood products revenue associated with closed operations:

	For the twelve month period ended December 31,
	Ongoing Operations		Closed Operations		Total
	2004	2003	2004	2003	2004	2003
	(Dollars in Thousands)
Revenue*	$18,495	$15,550	$850	$4,480	$19,345	$20,030
Gross Profit	$3,205	$1,082	$186	$(1,221)	$3,391	$(139)
Gross Profit Margin	17%	7%	22%	(27)%	18%	(1)%

*
Includes sales for platelets, whole blood and other frozen products, net of returns and credits

        Revenue from ongoing operations increased $2,945,000, or 18.9%, in 2004 compared to 2003. This is mostly attributable to increased platelet collections at the Company's donor centers in California and Maine. Following closure of underperforming donor centers in 2003, management has focused extensively on increasing collection volumes at the remaining facilities. Revenue from closed operations declined $3,630,000, or 81.0%, in 2004 compared to 2003. This is attributable to the fact that the Company closed five donor centers in late 2003, and three donor centers in the first half of 2004. One of the closures in early 2004 was the donor center in Chapel Hill, North Carolina that was closed as part of the restructuring plan implemented in late 2003. The other two were the donor centers at Presbyterian Intercommunity Hospital, located in Whittier, California, and at Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire. Both of these were closed when the management contracts between the Company and these hospitals expired and were not renewed.

        Gross profit from ongoing operations increased $2,123,000, or 196%, to $3,205,000 from $1,082,000 in 2003. In addition, the gross profit margin for ongoing operations improved to 17% in 2004, from 7% in 2003. This is mostly due to increased collection volume at the Company's remaining facilities. The increase in collection volume does not require a corresponding increase in many of the costs associated with the collection effort, such as facility costs, equipment costs and staffing costs. Gross profit for closed operations was $186,000 in 2004 and a loss of $1,221,000 in 2003. The donor centers closed in 2004 included Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital. These

facilities were not part of management's restructuring plan as they generally operated profitably. The contracts for these facilities were not renewed by the hospital customers. The donor centers closed in 2003 were generally underperforming operations.

  Blood Services

        Revenue for this business segment in 2004 was $7,491,000, which represents a 0.4% increase from the $7,458,000 recognized in 2003. The Company performed 13.0% fewer procedures in 2004 compared to 2003, mostly as a result of reduced procedure volumes in the New York and New England markets. The Company experienced difficulties recruiting trained apheresis nurses in these markets, which contributed to the decline in procedures performed. The Company was able to recognize a small increase in revenue for this segment, despite the decline in procedure volume, mostly due to a change in procedure mix to higher average price procedures. The Company recognized a 1.5% improvement in gross profit for this business segment from $2,390,000 in 2003 to $2,425,000 in 2004. This improvement is attributable to a change in procedure mix in 2004, the reduction in operating costs due to the reclassification of professional liability insurance expense to general and administrative expense from operating costs. In 2003, operating costs for the blood services business segment was charged $86,000 for liability insurance.

  General and Administrative Expenses

        General and administrative expenses increased $474,000, or 12%, to $4,420,000 from $3,946,000 in 2003. This is mostly attributable to the reclassification of liability insurance in 2004, an increase in overall insurance expense, higher staff recruitment costs and an increase in management bonuses. Beginning in 2004, the Company charged general and administrative expenses for professional liability insurance premiums which had previously been charged to operating costs, but which are not specifically attributable to any specific operation or location. Therefore, as a result of this reclassification, insurance expense included in general and administrative expense in 2004 increased $341,000 compared to 2003. In addition, the Company experienced an increase in the cost for all forms of insurance coverage in 2004 of $151,000. Also in 2004, fees and other services related to nurse recruitment increased $298,000 compared to 2003. The 2004 bonus program for senior management provided for bonuses based on the Company's achievement of specific profitability targets. The Company achieved these targets and recognized an increase of $155,000 in bonuses in 2004 compared to 2003. These increases in general and administrative expenses were partially offset by a reduction in bad debt expense incurred in 2004. As a result of the closure of several donor centers in late 2003, the Company recorded bad debt expense for certain hospital customers associated with these closed donor centers that would likely delay or withhold payment of outstanding invoices. In 2004, the Company did not experience any similar risk. As a result, bad debt expense recognized in 2004 declined by $299,000 compared with 2003. In 2004, the Company changed its audit firm and recognized a $74,000 reduction in audit fees associated with the examination of the Company's 2004 financial statements.

  Income Taxes

        During 2003, the Company recorded a valuation allowance of $2,984,000 against deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. The assets were the result of income tax benefits that were recorded due to operating losses in prior years. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full, and remain fully reserved as of the end of 2004. The Company's federal and state net operating loss carryforwards are not impacted by this change in valuation allowance and therefore are still available for future use for up to 20 years. In 2004, the Company utilized these carryforwards to substantially reduce income tax expense. Other than state franchise tax, the Company expects to incur an estimated $18,000 in California alternative minimum tax for 2004.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Overview

        The net loss for 2003 was $4,679,000, or $.60 both basic and fully diluted loss per share, compared with a net loss of $591,000, or $.08 both basic and diluted loss per share, for 2002. This represents a 692% increase in the loss reported between the two periods. The four main reasons for this result are the decline in therapeutic apheresis procedures, the costs associated with closing blood product operations as part of management's restructuring plan, increased insurance costs, and the increase in the deferred tax asset valuation reserve.

        Gross profit declined 39.9% to $2,251,000 in 2003 from $3,745,000 in 2002 primarily due to the decline in therapeutic apheresis procedures, the costs incurred in 2003 associated with management's restructuring plan and increases in insurance costs.

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

Revenue and Gross Profit

  Blood Products

        Blood products revenue for 2003 grew $586,000, or 3%, to $20,030,000 from $19,444,000. The following table illustrates the components included in blood products revenue for 2003 and 2002, and segregates that portion of blood products revenue associated with the closed centers. The numbers shown under Ongoing Operations combine California mobile operations, unlike the presentation included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003:

	For the twelve month period ended December 31,
	Ongoing Operations		Closed Operations*		Total
	2003	2002	2003	2002	2003	2002
	(Dollars in Thousands)
Revenue**	$17,002	$16,253	$3,028	$3,191	$20,030	$19,444
Gross Profit	$1,192	$1,515	$(1,331)	$(518)	$(139)	$997
Gross Profit Margin	7%	9%	(44)%	(16)%	(1)%	5%

*
Includes a facility at the University of North Carolina, Chapel Hill that was closed in January 2004. Excludes the facilities at Dartmouth-Hitchcock and Presbyterian Intercommunity Hospital that were considered Ongoing Operations when the Company filed Form 10-K for 2003 and were terminated in the 2nd quarter of 2004.

**
Includes sales for platelets, whole blood and other frozen products, net of returns and credits

        All of the $749,000 increase in blood products revenue from ongoing operations in 2002 compared with 2003 came from California mobiles, despite a 0.9% decline in whole blood units collected. This result was due to increases in contracted fees charged, passed through costs for additional pathogen testing and a change in product mix to a higher percentage of leuko-reduced red blood cells which garner higher average prices. Closed operations revenue declined from 2002 to 2003 mostly as the result of the fact the centers closed in 2003 ceased operations in August or September, whereas these centers operated for a full year in 2002

        The gross profit for blood products decreased from $997,000 in 2002 to negative gross profit of $139,000 in 2003. This is primarily due to the increase in operating costs at the closed operations associated with implementing management's plan to close underperforming facilities and improve overall operations. These costs include the write-off of $214,000 in assets previously used in the operations of the closed centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs. Gross profit for ongoing operations declined $323,000, or 21.3%, from $1,515,000 in 2002 to $1,192,000 in 2003 due to the loss of certain testing revenue of $220,000, a decrease in California platelet volume of $698,000, increases in insurance costs of $275,000 and the write-off of certain assets related to the Sherman Oaks facility totaling $186,000.

  Blood Services

        Revenue for this business segment in 2003 declined 10.9%, compared with 2002 due to a 10.2% decline in therapeutic apheresis procedures, principally in the Southern California and New England markets. As a result, therapeutic apheresis revenue declined $915,000, from $8,373,000 to $7,458,000. This decline in revenue contributed to a 13% decrease in gross profit, from $2,748,000 to $2,390,000. The balance of the decrease in gross profit is attributable to increases in workers' compensation insurance and professional liability insurance costs, especially in California.

  General and Administrative Expenses

        General and administrative expenses declined from 2002 to 2003 by $128,000, or 3.1%, to $3,946,000. This decline is attributable to the elimination of litigation expenses associated with the Company's claims against the ARC. During 2002, the Company paid $285,000 in legal expense associated with the ARC claim. Late in 2002, the Company and the ARC settled all of the outstanding issues between them. In addition, approximately $247,000 was incurred during 2002 for severance related expenses to the Company's former Chief Executive Officer. Offsetting these reductions in expense from 2002 to 2003 is $112,000 in increases in audit and tax preparation expenses and increases in insurance premiums.

  Income Taxes

        During 2003, the Company recorded a valuation allowance of $2,984,000 against deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. The assets were created as a result of income tax benefits related to operating losses in prior years. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full. The Company's federal net operating loss carryforwards are not impacted by this change in valuation allowance and therefore are still available for future use for up to 20 years.

2004 and 2003 Quarterly Financial Data

        The Company generated positive net income in every quarter of 2004. Most of this positive result was due to improved gross profit margins at the remaining donor centers, and reduced overhead expenses required to support the organization.

        The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2004. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	2004 Quarter Ended				2003 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(In Thousands, Except Per Share Data) UNAUDITED
Revenues	$6,736	$6,921	$6,318	$6,861	$6,931	$6,937	$6,980	$6,640
Gross profit	1,431	1,503	1,370	1,512	942	378	(176)	1,107
Income (loss) before income taxes	246	488	475	354	14	(454)	(1,519)	264
Income tax provison (benefit)	—	—	—	18	6	(182)	3,160	—

Net income (loss)	$246	$488	$475	$336	$8	$(272)	$(4,679)	$264

Earnings (loss) per share
Basic	$0.03	$0.06	$0.06	$0.05	$—	$(0.04)	$(0.60)	$0.04
Diluted	$0.03	$0.06	$0.06	$0.04	$—	$(0.04)	$(0.60)	$0.04

Critical Accounting Policies and Estimates

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

  Allowance for Doubtful Accounts

        The Company makes ongoing estimates relating to the collectibility of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual future losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it is determined that a smaller or larger reserve is appropriate, the Company would record a credit or a charge to general and administrative expense in the period in which such a determination is made.

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

        Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. Management continually evaluates if the deferred tax asset is likely to be realized. If management determines that the deferred tax asset is likely to be realized, a write-up of that asset would be required and would be reflected as a benefit from income taxes in the accompanying period. If on the other hand management determines that a deferred tax asset is not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

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

Liquidity and Capital Resources

        At December 31, 2004, the Company had cash and cash equivalents of $2,082,000 and working capital of $3,068,000.

        The Company has a working capital line of credit with Comerica Bank—California. The amount the Company may borrow is the lesser of 75% of eligible accounts receivable less amounts outstanding on the notes payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (5.75% as of December 31, 2004). As of December 31, 2004, the Company's had no net borrowings on this line of credit. As of December 31, 2004, the unused portion of the Company's line of credit was $2,000,000. The Comerica credit facility expires on June 30, 2005, but management has already opened negotiations to replace this facility. There is no indication that the Company will face any difficulties replacing this facility before the existing facility expires.

        This line of credit is collateralized by substantially all of the Company's assets and requires the maintenance of certain financial covenants, including minimum levels of profitability, quick assets to current liability ratio, and debt to equity ratio and prohibits the payment of dividends or stock repurchases. As of December 31, 2004, the Company was in compliance with all of these covenants.

        The Company has a note payable with One Source Financial. As of December 31, 2004, the balance due on this note was $39,000, of which $37,000 is included in current obligations. The note requires quarterly payments of approximately $10,000, including interest at the rate of 8.5%, and is secured by certain fixed assets.

        Late in 2003, the Company completed an asset purchase transaction for blood collection and blood treatment equipment. The Company financed this transaction as a capital lease with the manufacturer. As of December 31, 2004, the approximate total value of the lease obligation was $789,000, of which approximately $173,000 is included in current obligations. This lease requires monthly payments of approximately $18,500, which includes interest at a rate of 7.5%.

        The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of December 31, 2004, the balance outstanding on this lease was approximately $158,000, of which approximately $73,000 is included in current obligations. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

        Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of December 31, 2004, the balance outstanding on this lease was approximately $7,000, all of which is included in current obligations. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.

        The following table summarizes our contractual obligations by year (in thousands).

	Payments due by year
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$715	$363	$306	$46	$—	$—	$—
Capitalized leases	954	253	264	205	214	18	—
Notes Payable	39	37	2	—	—	—

Totals	$1,708	$653	$572	$251	$214	$18	$—

        Net cash provided by operating activities was $2,325,000 for 2004, and $761,000 for 2003. The increase of $1,564,000 was mainly due to the improved operating results in 2004. In addition, payables increased by $328,000, mostly associated with the timing of vendor payments at the end of each year, and an increase in accrued management bonuses in 2004 compared with 2003. This was offset by an increase in net accounts receivable of $259,000. The days sales outstanding statistic as of December 31, 2004 stood at 46 days, compared with 42 days as of the end of 2003.

        For 2004, net cash used in investing activities was $176,000, compared with $191,000 for 2003. The cash used in investing activities in 2004 was primarily for the acquisition of blood testing equipment. In 2003, the cash used in investing activities was primarily for other equipment.

        Cash used by financing activities in 2004 was $1,002,000, compared with $683,000 for 2003. Most of the cash utilized in both years was to reduce or eliminate outstanding notes payable, capitalized leases or other debt obligations.

        Management anticipates that cash on hand, availability on the bank line of credit and cash generated from operations will be sufficient to provide funding for any of the Company's for the upcoming year, including working capital requirements, equipment purchases and lease commitments.

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

Market Prices for Blood Do Not Necessarily Reflect Costs

        The Company depends on competitive pricing to obtain and maintain sales. As costs increase, the Company may not be able to raise prices commensurately if competitors do not. Some competitors have greater resources than the Company to sustain periods of unprofitable sales. Cost increases may therefore have a direct negative effect on profits and a material adverse effect on the business.

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

Declining Blood Donations Could Affect Profitability

        The business depends on the availability of donated blood. Only a small percentage of the population donates blood, and new regulations intended to reduce the risk of introducing infectious diseases in the blood supply have decreased the pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability in blood products.

Increasing Costs Could Affect Profitability

        The costs of collecting, processing and testing blood have risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors. New testing protocols have required the Company to outsource much of the required testing. Competition may limit the Company's ability to pass these increased costs to customers. In this circumstance, the increased costs may reduce profitability and may have a material adverse effect on the business and results of operations.

Operations Depend on Obtaining the Services of Qualified Medical Professionals

        The Company is highly dependent upon obtaining the services of qualified medical professionals. In particular, the Company's blood services business segment depends on the services of registered nurses and other medical technologists. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict or natural disaster. If the Company is unable to attract and retain a staff of qualified medical professionals, operations may be adversely affected.

Impact of Reimbursement Rates

        Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. Decreases in reimbursement rates or increases which do not keep pace with higher costs, may impact the Company's profitability.

Lease for a Major Production Facility has Expired

        The long-term lease for the Company's Sherman Oaks production facility has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30-day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30-day notice to vacate and is unable to locate an alternative facility. The Company's ability to produce platelet and whole blood products for Southern California customers may be severely impacted and result in a reduction of revenue and profitability.

Potential Inability to Meet Future Capital Needs Could Affect Plans to Finance Future Expansion

        Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. The Company generated $1,545,000 in net income in 2004; however, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Targeted Partner Blood Drives Involve Higher Collection Costs

        Part of the Company's current operations involves conducting blood drives in partnership with hospitals. Blood drives are conducted under the name of the hospital partner and require that all promotional materials and other printed material include the name of the hospital partner. This strategy lacks the efficiencies associated with blood drives that are not targeted to benefit particular hospital partners. As a result, collection costs might be higher than those experienced by the Company's competition and may affect profitability and growth plans.

Access to Insurance Could Affect Ability to Defend Against Possible Claims

        The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood products industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance that as the business expands, or the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, may materially and adversely affect the business.

Not-For-Profit Status Gives Advantages to Competitors

        HemaCare is the only significant blood products supplier to hospitals in the U.S. that is operated for profit and investor owned. The not-for-profit competition is exempt from federal and state taxes, and has substantial community support and access to tax-exempt financing. The Company may not be able to continue to compete successfully with not-for-profit organizations and the business and results of operations may suffer material adverse harm.

Potential Adverse Affect from Changes in the Healthcare Industry Could Affect Access to Customers

        In the U.S., a fundamental change is occurring in the healthcare system. Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. A national hospital chain has announced plans to sell 19 of its facilities in California, many of which are customers of the Company. In addition, there has been significant consolidation among healthcare providers as providers seek to enhance efficiencies, and this consolidation is expected to continue. As a result of these trends, the Company may be limited in its ability to increase prices for products in the future, even if costs increase. Further, the Company may be adversely affected by customer attrition as a result of consolidation or closure of hospital facilities.

Future Technological Developments Could Jeopardize Business

        As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop synthetic substitutes for human blood products. HemaCare's business consists of collecting, processing and distributing human blood and blood products. The introduction and acceptance in the market of synthetic blood substitutes may cause material adverse harm to the business.

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

        The Company devotes substantial resources to complying with laws and regulations, and believes it is currently in compliance; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future. Some of these changes may require costly compliance efforts or expensive outsourcing of functions which may cause some of the Company's operations prohibitively expensive or impossible to continue.

Product Safety and Product Liability Could Provide Exposure to Claims and Litigation

        Blood products carry the risk of transmitting infectious diseases, including but not limited to hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare carefully screens donors, uses highly qualified testing service providers to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely affect the Company's financial condition. Furthermore, healthcare regulations are constantly changing and certain changes may require costly compliance or make some of our operations impossible to continue.

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

Business Interruption Due to Terrorism and Increased Security Measures in Response to Terrorism

        HemaCare's business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. The 2001 response to terrorist activities slowed or stopped transportation, mail, financial and other services for a period of time. Further delays or stoppages in transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is adversely affected by terrorist activities, and potential activities, and any economic downturn may adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

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

        In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders'

Rights Plan may inhibit a change in control and, therefore, may materially adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders' Rights Plan see the Company's Current Report on Form 8-K filed with the SEC on March 5, 1998.

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

Future Sales of Equity Securities Could Dilute the Company's Common Stock

        The Company may seek new financing in the future through the sale of its securities. Future sales of common stock or securities convertible into common stock could result in dilution of the common stock currently outstanding. In addition, the perceived risk of dilution may cause some shareholders to sell their shares, which may further reduce the market price of the common stock.

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

Evaluation of Internal Control and Remediation of Potential Problems will be Costly and Time Consuming and could Expose Weaknesses in Financial Reporting

        The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company's internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The Company's independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

        This process will be expensive and time consuming, and will require significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor's attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

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

        The Company has $993,000 of debt, all of which is from notes payable and capitalized leases with fixed interest rates. The interest rate payable on the Company's working capital line of credit is based upon the prime interest rate. At December 31, 2004, no amount was outstanding on this line of credit.

        In the normal course of business, the Company also faces risks that are either non-financial or not quantifiable, including those risks described earlier "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting the Company."

Item 8    Financial Statements and Supplementary Data

        The Index to Financial Statements and Schedules appears on page F-1. The Reports of Independent Public Accountants appears on F-2 and F-3, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-4 to F-15.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On April 5, 2004, the Company dismissed Ernst & Young LLP, an independent registered public accounting firm ("E&Y"), as the independent accountants of the Company. On April 8, 2004 appointed Stonefield Josephson, Inc., an independent registered public accounting firm ("Stonefield"), as the independent accountants of the Company for the fiscal year ended December 31, 2004. The determination to dismiss E&Y and to appoint Stonefield was made by the Board of Directors of the Company upon the recommendation of the Audit Committee.

        The reports of E&Y on the financial statements of the Company for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles.

        During the Company's fiscal years ended December 31, 2003 and 2002, and the interim period from January 1, 2004 through April 8, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's financial statements for such years.

        During the Company's fiscal years ended December 31, 2003 and 2002, and the interim period from January 1, 2004 through April 8, 2004, no reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) has occurred.

        During the Company's fiscal years ended December 31, 2003 and 2002, and the interim period from January 1, 2003 through April 8, 2004, the Company did not consult with Stonefield on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter which was the subject of any disagreement or any reportable event (as defined in Items 304(a)(1)(iv) and 304(a)(1)(v), respectively, of Regulation S-K).

        E&Y was provided with a copy of the disclosures contained herein. A letter from E&Y confirming its agreement with the statements contained herein is attached as Exhibit 16.1 to the Company's Form 8-K dated April 9, 2004.

Item 9A    Controls And Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

        There was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b    Other Information

        None.

PART III

Item 10    Directors and Executive Officers of the Registrant

        The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1—Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

Item 11    Executive Compensation

        The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1—Election of Directors" contained in the Proxy Statement.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled "General Information—Security Ownership of Principal Stockholders and Management" and "Proposal 1—Election of Directors" contained in the Proxy Statement.

Item 13    Certain Relationships and Related Transactions

        The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1—Election of Directors—Certain Relationships and Related Transactions" contained in the Proxy Statement.

Item 14    Principal Accountant Fees and Services

        The information concerning the Company's principal accountant's fees and services is incorporated herein by reference from the section entitled "Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15    Exhibits and Financial Statement Schedules

        The following are filed as part of this Report:

1.
Financial Statements

  An index to Financial Statements and Schedules appears on page F-1.

2.
Financial Statement Schedules

  The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

3.
Exhibits

  The following exhibits listed are filed or incorporated by reference as part of this Report.

3.1	Restated Articles of Incorporation of the Registrant—incorporated by reference to Exhibit 3.1 to form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended—incorporated by reference to Exhibit 3.1.0 to Form 8-K of the Registrant dated February 19, 2003.
4.1	Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003—incorporated by reference to Exhibit 4.4 to Form 10-K of the Registrant for the year ended December 31, 2002.
4.2	Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003—incorporated by reference to Exhibit 4.5 to Form 10-K of the Registrant for the year ended December 31, 2002.
4.3	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998—incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
10.1	1996 Stock Incentive Plan, as amended, of the Registrant—incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the quarter ended September 30, 1996.
10.2**	2004 Stock Purchase Plan of the Registrant.
10.3
Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated November 19, 2002—incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.4
First Modification to Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated March 22, 2004—incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter-ended March 31, 2004.
10.5*	Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000—incorporated by reference to Exhibit 10.12 of Form 10-K of the Registrant for the year ended December 31, 2000.
10.6*	Employment Letter between the Registrant and Judi Irving, dated December 6, 2002—incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.7
Master Security Lease Agreement between the Registrant and GE Capital Healthcare Financial Services dated December 26, 2002—incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.8*	Employment Letter between the Registrant and Robert S. Chilton, dated October 3, 2003—incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended September 30, 2003.
10.9	Lease Agreement between the Registrant and Gambro BCT, dated December 30, 2003—incorporated by reference to Exhibit 10.12 to Form 10-K of the Registrant for the year ended December 31, 2003.

11.**	Computation of earnings (loss) per common equivalent share.
14.**	Code of Ethics.
16.
Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, regarding change in independent accountants—incorporated by reference to Exhibit 16.1 to Form 8-K of the Registrant dated April 9, 2004.
21.**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
31.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contracts and compensatory plans and arrangements.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2005	HEMACARE CORPORATION
	By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the twenty-fifth day of March, 2005.

Signature	Title

/s/ JULIAN L. STEFFENHAGEN Julian L. Steffenhagen	Chairman of the Board
/s/ JUDI IRVING Judi Irving	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ ROBERT S. CHILTON Robert S. Chilton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEVEN GERBER Steven Gerber	Director
/s/ ROBERT L. JOHNSON Robert L. Johnson	Director
/s/ TERRY VAN DER TUUK Terry Van Der Tuuk	Director

        All schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF STONEFIELD JOSEPHSON, INC., INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of HemaCare Corporation:

        We have audited the accompanying consolidated balance sheet of HemaCare Corporation and subsidiaries, as of December 31, 2004, and the related consolidated statements of operations and shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 8, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of HemaCare Corporation:

        We have audited the accompanying consolidated balance sheet of HemaCare Corporation (a California Corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HemaCare Corporation at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 17, 2004

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,082,000	$935,000
Accounts receivable, net of allowance for doubtful accounts of $153,000 in 2004 and $351,000 in 2003	3,378,000	3,128,000
Product inventories and supplies	566,000	494,000
Prepaid expenses	401,000	388,000
Note and other receivables	110,000	20,000

Total current assets	6,537,000	4,965,000
Plant and equipment, net of accumulated depreciation and amortization of $3,470,000 in 2004 and $2,919,000 in 2003	2,778,000	3,259,000
Other assets	29,000	62,000

	$9,344,000	$8,286,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,730,000	$1,686,000
Accrued payroll and payroll taxes	1,175,000	918,000
Other accrued expenses	274,000	243,000
Current obligations under capital leases	253,000	229,000
Current obligations under notes payable	37,000	710,000

Total current liabilities	3,469,000	3,786,000
Obligations under capital leases, net of current portion	701,000	954,000
Notes payable, net of current portion	2,000	124,000
Other long-term liabilities	5,000	11,000
Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 8,064,000 issued and outstanding in 2004 and 7,756,000 in 2003	13,530,000	13,319,000
Accumulated deficit	(8,363,000)	(9,908,000)

Total shareholders' equity	5,167,000	3,411,000

	$9,344,000	$8,286,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2004	2003	2002
Revenues
Blood products	$19,345,000	$20,030,000	$19,444,000
Blood services	7,491,000	7,458,000	8,373,000

Total revenue	26,836,000	27,488,000	27,817,000
Operating costs and expenses
Blood products	15,954,000	20,169,000	18,447,000
Blood services	5,066,000	5,068,000	5,625,000

Total operating costs and expenses	21,020,000	25,237,000	24,072,000

Gross profit	5,816,000	2,251,000	3,745,000
General and administrative expenses	4,420,000	3,946,000	4,074,000

Income (loss) from operations	1,396,000	(1,695,000)	(329,000)
Other income (expense)	167,000	—	(51,000)
Write-off of impaired goodwill	—	—	(362,000)

Income (loss) before income taxes	1,563,000	(1,695,000)	(742,000)
Provision (benefit) for income taxes	18,000	2,984,000	(151,000)

Net income (loss)	$1,545,000	$(4,679,000)	$(591,000)

Income (loss) per share
Basic	$0.20	$(0.60)	$(0.08)

Diluted	$0.19	$(0.60)	$(0.08)

Weighted average shares outstanding—basic	7,831,000	7,753,000	7,673,000

Weighted average shares outstanding—diluted	8,237,000	7,753,000	7,673,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2004, 2003, and 2002

	Common Stock
			Accumulated Deficit
	Shares	Amount		Total
Balance as of December 31, 2001	7,591,000	$13,065,000	$(4,638,000)	$8,427,000
Issuance of common stock for employee 401(k) and incentive bonus plans	76,000	122,000	—	122,000
Extension of stock options	—	56,000	—	56,000
Warrants issued	—	20,000	—	20,000
Stock options exercised	84,000	53,000	—	53,000
Net Loss	—	—	(591,000)	(591,000)

Balance as of December 31, 2002	7,751,000	$13,316,000	$(5,229,000)	$8,087,000
Stock options exercised	5,000	3,000	—	3,000
Net Loss	—	—	(4,679,000)	(4,679,000)

Balance as of December 31, 2003	7,756,000	$13,319,000	$(9,908,000)	$3,411,000
Stock options exercised	153,000	81,000	—	81,000
Issuance of common stock through
Employee Stock Purchase Plan	155,000	130,000	—	130,000
Net Income	—	—	1,545,000	1,545,000

Balance as of December 31, 2004	8,064,000	$13,530,000	$(8,363,000)	$5,167,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,545,000	$(4,679,000)	$(591,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	9,000	309,000	—
Use (recognition) of deferred tax assets	—	2,984,000	(81,000)
Depreciation and amortization	651,000	717,000	426,000
(Gain) loss on disposal of assets	25,000	(11,000)	(1,000)
Impairment of assets	—	446,000	—
Impairment of goodwill	—	—	362,000
Issuance of common stock and options for compensation	—	—	178,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(259,000)	1,495,000	522,000
Decrease (increase) in inventories, supplies and prepaid expenses	103,000	338,000	(191,000)
Decrease (increase) in other assets	(77,000)	31,000	(2,000)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	328,000	(869,000)	92,000

Net cash provided by operating activities	2,325,000	761,000	714,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	17,000	79,000	10,000
Proceeds from note receivable	20,000	—	—
Purchase of plant and equipment	(213,000)	(270,000)	(1,203,000)

Net cash used in investing activities	(176,000)	(191,000)	(1,193,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	80,000	3,000	53,000
Proceeds from sale of common stock	130,000	—	—
Principal payments on debt and capitalized leases	(1,212,000)	(686,000)	(258,000)
Other debt borrowings	—	—	132,000
Borrowings on line of credit	—	—	575,000

Net cash (used in) provided by financing activities	(1,002,000)	(683,000)	502,000

Increase (decrease) in cash and cash equivalents	1,147,000	(113,000)	23,000
Cash and cash equivalents at beginning of period	935,000	1,048,000	1,025,000

Cash and cash equivalents at end of period	$2,082,000	$935,000	$1,048,000

Supplemental disclosure:
Interest paid	$95,000	$79,000	$59,000

Income taxes paid	$117,000	$18,000	$—

Items not impacting cash flows:
Purchase of equipment—Capital lease	$—	$932,000	$162,000

Purchase of equipment—Notes	$—	$—	$30,000

Issuance of warrants	$—	$—	$20,000

Insurance premiums financed	$188,000	$130,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HemaCare Corporation
Notes to Consolidated Financial Statements
December 31, 2004

Note 1—Organization

        HemaCare Corporation is in the business of providing blood products and blood services to hospitals and medical centers primarily in California and on the East Coast.

Note 2—Summary of Accounting Policies

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

        Financial Instruments:    Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value. The interest rate applied to capital leases is based upon the Company's borrowing rate, and therefore their carrying value approximates fair value.

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

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets and whole blood components as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.

        Inventories are comprised of the following as of December 31,

	2004	2003
Blood products	$120,000	$61,000
Supplies	446,000	433,000

	$566,000	$494,000

        Plant and Equipment:    Plant and equipment are stated at original cost. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over two to ten years. Leasehold improvements are amortized over the lesser of their useful life or the length of the lease, ranging from three to five years. The cost of normal repairs and maintenance are expensed as incurred.

        Goodwill:    During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued amortizing goodwill. During 2002, the Company determined that the goodwill was impaired and recorded an adjustment to write off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets.

        Long-lived Assets:    All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

        Income Taxes:    Income taxes are computed under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. In 2003, the Company determined that it was more likely than not that the deferred tax assets on the balance sheet would not be used against future possible income. Therefore, the Company recorded a valuation reserve equivalent to 100% of the value of the available deferred tax assets. This resulted in a charge to the provision for income taxes of $2,984,000 in 2003. As of December 31, 2004, the Company maintained a 100% valuation reserve on the available deferred tax assets.

        Per Share Data:    Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options and warrants.

        Interest Expense:    During the three years ended December 31, 2004, 2003, and 2002, the Company incurred interest expense of $95,000, $79,000, and $61,000, respectively.

        Reclassification:    Certain prior year amounts have been reclassified to conform to the current year presentation.

        Employee Stock Option Plan:    The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

        The Company has elected to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2004, 2003 or 2002. Had compensation expense for all options granted to employees been recognized in accordance with SFAS No. 123, the Company's net income and net income per share would have been as follows:

	Years ended December 31,
	2004	2003	2002
Net income (loss) as reported	$1,545,000	$(4,679,000)	$(591,000)
Pro forma net income (loss)	$1,497,000	$(4,753,000)	$(728,000)
Basic income (loss) per share as reported	$0.20	$(0.60)	$(0.08)
Diluted income (loss) per share as reported	$0.19	$(0.60)	$(0.08)
Pro forma basic net income (loss) per share	$0.19	$(0.61)	$(0.09)
Pro forma diluted net income (loss) per share	$0.18	$(0.61)	$(0.09)

        The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:

	Years ended December 31,
	2004	2003	2002
Expected life	6 Years	4 Years	4 Years
Expected volatility	107%	113%	113%
Interest rate	4.0%	3.6%	3.6%
Dividend yield	0%	0%	0%

Recent Accounting Pronouncements:

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. HemaCare Corporation has evaluated the impact of the adoption of SFAS No. 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)." The amendments made by SFAS No. 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. HemaCare Corporation has evaluated the impact of the adoption of SFAS No. 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. HemaCare Corporation has evaluated the impact of the adoption of SFAS No. 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. HemaCare Corporation has not calculated the impact of the adoption of SFAS No. 123(R), but does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued two Staff Positions, FSP FAS 109-1, "Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004," and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." Neither of these pronouncements had a significant effect as the Company does not participate in the related activities.

Note 3—Plant and Equipment

        Plant and equipment consists of the following:

	Years ended December 31,
	2004	2003
Furniture, fixtures and equipment	$5,778,000	$5,704,000
Leasehold improvements	470,000	474,000

	6,248,000	6,178,000
Less accumulated depreciation and amortization	(3,470,000)	(2,919,000)

	$2,778,000	$3,259,000

        Depreciation expense for 2004, 2003, and 2002 was $651,000, $717,000, and $426,000, respectively.

Note 4—Line of Credit and Notes Payable

        The Company has a working capital line of credit with Comerica Bank—California. The amount the Company may borrow is the lesser of 75% of eligible accounts receivable, less amounts outstanding on the note payable discussed below, or $2 million. Interest is payable monthly at a rate of prime plus 0.5% (5.75% as of December 31, 2004). The Company had net borrowings on this line of credit of $450,000 and $0 as of December 31, 2003 and December 31, 2004, respectively. The line of credit is included in "current obligations under notes payable" on the balance sheet. As of December 31, 2004, the unused portion of the Company's line of credit was $2,000,000. The line of credit matures in June 2005.

        This line of credit is collateralized by substantially all of the Company's assets and requires the maintenance of certain financial covenants, including minimum levels of profitability, quick assets to current liability ratio, debt to equity ratio and prohibits the payment of dividends or stock repurchases. As of December 31, 2004, the Company was in compliance with all of these covenants.

        In addition, the Company has a note payable with One Source Financial. As of December 31, 2004, the balance due on this note was $39,000. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets.

        Future maturities under this note are as follows:

Years ended December 31,
2005	$37,000
2006	2,000

$39,000

        As of December 31, 2003, the Company also had various other notes payable with Comerica Bank—California that were secured by equipment. As of December 31, 2003, the total amount outstanding under these notes was $245,000. All of the Comerica loans were collateralized by substantially all of the Company's assets and were cross-defaulted.

        As of December 31, 2003, the Company also had a note payable related to financing certain insurance premiums, and the balance due on this note was $65,000.

Note 5—Leases

        The Company has entered into various capital leases for equipment, expiring on various dates through 2009.

	Years Ended December 31,
	2004	2003
Equipment	$1,317,000	$1,317,000
Accumulated Depreciation	(181,000)	(107,000)

	$1,136,000	$1,210,000

        Late in 2003, the Company completed an asset purchase transaction for blood collection and blood treatment equipment. The Company financed this transaction as a capital lease with the manufacturer. As of December 31, 2004, the total value of the lease obligation was $789,000, of which approximately $173,000 is included in current obligations. This lease requires monthly payments of approximately $18,000, which includes interest at a rate of 7.5%.

        The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of December 31, 2004, the balance outstanding on this lease was $158,000, of which approximately $73,000 is included in current obligations. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

        Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of December 31, 2004, the balance outstanding on this lease was approximately $7,000, all of which is included in current obligations. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.

        The Company leases its facilities and certain equipment under operating leases that expire through the year 2007. Future minimum rentals under capitalized and operating leases are as follows:

	Capital	Operating
Years ending December 31,
2005	$312,000	$363,000
2006	305,000	306,000
2007	229,000	46,000
2008	222,000	—
Thereafter	18,000	—

Total:	1,086,000	$715,000

Less: Interest	(132,000)

Principal value and taxes	954,000
Less: Current portion	(253,000)

	$701,000

        Total rent expense under all operating leases was $645,000, $971,000, and $796,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

        Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. Additionally, the Company's facility in Sherman Oaks is currently operating on a month-to-month basis while contract negotiations are ongoing. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Note 6—Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Current taxes:
Federal	$19,000	$—	$—
State	9,000	2,000	(50,000)

	$28,000	$2,000	(50,000)
Deferred taxes:
Federal	—	2,647,000	(87,000)
State	(10,000)	335,000	(14,000)

	(10,000)	2,982,000	(101,000)

Provision (benefit) for income taxes	$18,000	$2,984,000	$(151,000)

        Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Income tax expense at federal statutory rate	$536,000	$(576,000)	$(250,000)
State income taxes, net of federal benefit	53,000	(18,000)	(5,000)
Change in valuation allowance	(71,000)	3,540,000	142,000
Permanent differences	7,000	9,000	14,000
Change in deferred tax asset and other	(507,000)	29,000	(52,000)

Income tax expense (benefit)	$18,000	$2,984,000	$(151,000)

        The Company has recorded a net deferred tax asset of $0 at December 31, 2004 and 2003. The components of the net deferred tax asset at December 31, 2004 and 2003 are as follows:

	2004	2003
Current:
Accounts receivable reserve	$60,000	$80,000
Accrued expenses and other	276,000	238,000

Total deferred tax asset	336,000	318,000
Noncurrent:
Net operating loss carryforward	2,513,000	2,825,000
Depreciation and amortization	138,000	(15,000)
Tax credit carryforward	1,332,000	844,000
Other (Tax effect of State Benefit ($348,000) in 2004)	(308,000)	110,000
Valuation allowance	(4,011,000)	(4,082,000)

	(336,000)	(318,000)

	$0	$0

        A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized. The Company determined in the third quarter of 2003 that, based on recent historical and expected future operating results, it is more likely than not that the Company will not be able to realize a significant portion of its deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

        At December 31, 2004, the Company had net operating loss carryforwards available for federal and state income tax purposes totaling $10,266,000, which are not subject to expiration until 2012. At December 31, 2004, the Company had federal and state income tax credit carryforwards of approximately $547,000 and $785,000, respectively, which are not subject to expiration until 2010.

        Acquisitions of common stock, which result in changes in equity ownership in the Company, could result in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), thereby imposing an annual limitation (the "Section 382 Limitation") on the Company's ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company's utilization of its net operating loss carryforwards would be restricted.

Note 7—Shareholders' Equity

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

        The table below summarizes stock option transactions.

	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,379,000	$0.91	1,264,000	$0.96	1,521,000	$0.92
Granted	200,000	$0.46	330,000	$0.74	400,000	$0.70
Exercised	(153,000)	$(0.53)	(5,000)	$(0.63)	(84,000)	$(0.63)
Canceled	(210,000)	$(0.96)	(210,000)	$(1.06)	(573,000)	$(0.66)

Outstanding at end of year	1,216,000	$0.85	1,379,000	$0.91	1,264,000	$0.96

Exercisable at end of year	896,000	$0.95	915,000	$0.95	703,000	$1.04

        The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price
	Shares	Life	Price	Shares	Price
$0.32 to $0.75	731,000	6.5 years	$0.51	506,000	$0.56
$0.76 to $1.50	355,000	6.5 years	1.03	272,000	1.10
$1.51 to $2.44	130,000	4.5 years	2.32	118,000	2.32

	1,216,000		$0.85	896,000	$0.95

Warrants

        At December 31, 2004, 2003, and 2002, the Company had a total of 270,000, 270,000, and 760,000 warrants to purchase common stock outstanding, at weighted average exercise prices of $0.64, $0.64 and $3.23, respectively. All of the warrants outstanding for all periods were exercisable. The weighted average lives for warrants outstanding at December 31, 2004 are 1.75 years.

        In 2002, as part of the severance with the former Chief Executive Officer, the Company cancelled 350,000 stock options with a weighted average exercise price of $0.64 per share. In 2002, the Company issued 270,000 warrants to the former Chief Executive Officer with an average exercise price of $0.64 per share. These warrants are fully vested and expire in 2006.

Stock Repurchase

        In 2000, the Company announced its intention to repurchase up to 15% of its outstanding common stock, or up to 1.1 million shares. Purchases were made in the open market or in private transactions depending on price and availability. In 2000, the Company purchased 439,558 shares at an average price of $1.58 per share. In 2001, the Company purchased 332,300 shares at an average price of $1.18 per share. No purchases were made in 2002, 2003 or 2004, and the Company has terminated this program.

Note 8—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$1,545,000	$(4,679,000)	$(591,000)
Weighted average shares outstanding	7,831,000	7,753,000	7,673,000
Net effect of diluted options and warrants	406,000	—	—

Weighted average dilutive shares outstanding	8,237,000	7,753,000	7,673,000

Earnings (loss) per share diluted	$0.19	$(0.60)	$(0.08)

        Warrants and options to purchase 1,649,000 and 2,024,000 shares of common stock were excluded from the 2003 and 2002 computation of diluted earnings per share because the Company incurred a loss in those years. They were anti-dilutive.

Note 9—Goodwill

        During 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued amortizing goodwill that was recorded as part of the acquisition. As of December 31, 2001, the Company had $530,000 of goodwill and accumulated amortization of $168,000. During 2002, management determined that the goodwill was impaired and recorded an adjustment to write-off all of the remaining goodwill in the amount of $362,000. The Company does not have any other intangible assets other than goodwill.

        The following table presents net income (loss) on a comparable basis after adjustment for amortization of goodwill:

	2004	2003	2002
Reported net income (loss)	$1,545,000	$(4,679,000)	$(591,000)
Goodwill amortization, net of taxes	—	—	—
Goodwill impairment, net of taxes	—	—	217,000

Adjusted net income (loss)	$1,545,000	$(4,679,000)	$(374,000)

Income (loss) per share
Basic
Reported net income (loss)	$0.20	$(0.60)	$(0.08)
Goodwill amortization	—	—	—
Goodwill impairment	—	—	0.03

Adjusted net income (loss)	$0.20	$(0.60)	$(0.05)

Diluted
Reported net income (loss)	$0.19	$(0.60)	$(0.08)
Goodwill amortization	—	—	—
Goodwill impairment	—	—	0.03

Adjusted net income (loss)	$0.19	$(0.60)	$(0.05)

Note 10-401(k) Profit Sharing Plan

        HemaCare's 401(k) Profit Sharing Plan (the "401(k) Plan") qualifies, in form, under Section 401(k) of the Internal Revenue Code. For 2001 and 2000, the Company elected to match 50% of each participant's contribution, up to 5% of the participants' annual salary, with HemaCare common stock. During 2002 and 2001, HemaCare issued 76,365 shares ($122,000) and 92,848 shares ($93,000) of common stock as matching contributions for the 2001 and 2000 plan years, respectively. For the 2002 plan year, the Company contributed cash in the amount of $124,000 in 2003 as matching contributions. The Company did not make any contributions to the 401(k) Plan in 2003 pertaining to the 2003 plan year. For the 2004 plan year, the Company contributed cash in the amount of $89,000 in 2005 as matching contributions.

Note 11—Commitments and Contingencies

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

Note 12—Segment Information

        The Company operates in two business segments as follows:

  •
  Blood Products: Collection, processing and distribution of blood products.

  •
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

	Blood Products	Blood Services
2004
Depreciation and amortization	$437,000	$85,000
Expenditures for fixed assets	132,000	28,000
2003
Depreciation and amortization	$918,000	$51,000
Expenditures for fixed assets	828,000	291,000
2002
Depreciation and amortization	$226,000	$19,000
Expenditures for fixed assets	1,300,000	—

        Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.

Note 13—Allowance for Doubtful Accounts

        Increases to the allowance for doubtful accounts totaled $10,000, $309,000, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Write-offs against the allowance for doubtful accounts totaled $208,000, $165,000 and $4,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 14—Exit and Disposal Activities

        As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, including the mobile operations associated with these centers beginning in the third quarter of 2003. The donor centers included in this plan were Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. As of December 31, 2004, all of these donor centers were closed. Costs associated with the closures that were completed as of December 31, 2003 are reflected in the Company's 2003 results in accordance with generally accepted accounting principles. Costs associated with the closures completed in 2004 are reflected in the Company's 2004 results in accordance with generally accepted accounting principles.

        As a result of the implementation of management's plan to close certain locations as described above, the Company's blood products segment incurred certain expenses associated with closing these centers. These expenses included the write-off of $214,000 of certain assets previously used in the operations of the closed donor centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs of $54,000. Of all these costs, $27,000 remained accrued as of December 31, 2003, and this accrual was fully utilized in 2004.

Note 15—Concentration Risk

        During 2004, only one customer represented more than 10% of the Company's total revenue. This customer accounted for approximately 10.6% of total revenue. As of December 31, 2004, the gross accounts receivable balance for this customer was $472,000. The Company has no relationship with this customer other than as a provider of blood products and services.

        During 2004, the Company received goods and services from two major vendors that represented more than 10% of the Company's total costs. One vendor, that represents 47% of total costs, provides products that support the Company's apheresis activities. As of December 31, 2004, the Company owed this vendor $492,000. The other vendor, that represents 37% of total costs, provides laboratory services. As of December 31, 2004, the Company owed this vendor $345,000. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 16—Severance

        During 2002, the Company's President and Chief Executive Officer left the Company. In accordance with the terms of his employment contract, he was entitled to severance in the amount of $247,000. This amount is being paid over a period of one year from the date of separation. As of December 31, 2003, the unpaid severance was $50,000. Pursuant to the terms of his employment contract, he previously received an option to purchase up to 250,000 shares of the Company's Common Stock at a price of $0.41 per share. In 2001, the former Chief Executive Officer was granted stock options to purchase 100,000 shares of the Company's Common Stock at the market price of $1.20 on the date of grant, subject to certain vesting requirements. All of the 250,000 stock options issued pursuant to the employment agreement and 20,000 stock options from the 2001 option grant were vested as of his separation date. In partial consideration for canceling these options, the former Chief Executive Officer received 250,000 warrants to purchase shares of the Company's Common Stock at $0.60 per share. Additionally, he received 20,000 warrants to purchase shares of the Company's Common Stock at $1.20 per share. All warrants have four-year lives. If the former Chief Executive Officer decided to exercise these warrants, the severance would be reduced by $20,000, which was approximately equal to the fair market value on the date of grant. During 2003, the former Chief Executive Officer did exercise these warrants, and his severance was reduced by $20,000. During 2002, the Company also extended the stock options of a former officer and accounted for the difference between the fair market value on the date of the extension and the exercise price as additional compensation in the amount of $56,000. This was accounted for in general and administrative expenses as employee compensation in 2002.

Note 17—Other Income

        In third quarter of 2004, the Company received a refund from Gambro BCT ("Gambro"), one of the Company's largest suppliers, as a result of an audit by the California Board of Equalization of Gambro's sales tax records. Gambro communicated to the Company that the results of this audit indicated that the Company over paid previously paid sales taxes. The amount of this refund is $167,000 and is included in the Consolidated Statement of Operations as Other Income.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31,
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 2004, 2003, and 2002
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31,
HemaCare Corporation Notes to Consolidated Financial Statements December 31, 2004