Form 10-Q
period 2005-03-31
HEMACARE CORP /CA/
filed 2005-05-13
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 0-15223

HEMACARE CORPORATION
(Exact name of registrant as specified in its charter)
California	95-3280412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21101 Oxnard Street
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)
(818) 226-1968
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2005, 8,086,060 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2005

i

PART I   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,051,000	$2,082,000
Accounts receivable, net of allowance for doubtful accounts—$164,000 in 2005 and $153,000 in 2004	3,397,000	3,378,000
Product inventories and supplies	600,000	566,000
Prepaid expenses	302,000	401,000
Note and other receivables	87,000	110,000
Total current assets	6,437,000	6,537,000
Plant and equipment, net of accumulated depreciation and amortization of $3,629,000 in 2005 and $3,470,000 in 2004	2,657,000	2,778,000
Other assets	33,000	29,000
	$9,127,000	$9,344,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,784,000	$1,730,000
Accrued payroll and payroll taxes	766,000	1,175,000
Other accrued expenses	191,000	274,000
Current obligations under capital leases	255,000	253,000
Current obligations under notes payable	30,000	37,000
Total current liabilities	3,026,000	3,469,000
Obligations under capital leases, net of current portion	636,000	701,000
Notes payable, net of current portion	—	2,000
Other long-term liabilities	3,000	5,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,086,060 issued and outstanding in 2005 and 8,064,060 in 2004	13,549,000	13,530,000
Accumulated deficit	(8,087,000)	(8,363,000)
Total shareholders’ equity	5,462,000	5,167,000
	$9,127,000	$9,344,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Blood products	$5,619,000	$4,845,000
Blood services	1,464,000	1,891,000
Total revenue	7,083,000	6,736,000
Operating costs and expenses:
Blood products	4,422,000	4,058,000
Blood services	1,196,000	1,247,000
Total operating costs and expenses	5,618,000	5,305,000
Gross profit	1,465,000	1,431,000
General and administrative expenses	1,189,000	1,185,000
Income before income taxes	276,000	246,000
Provision for income taxes	—	—
Net income	$276,000	$246,000
Earnings per share—basic and diluted	$0.03	$0.03
Weighted average shares outstanding—basic	8,075,000	7,756,000
Weighted average shares outstanding—diluted	8,805,000	7,947,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$276,000	$246,000
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for bad debts	14,000	126,000
Recognition of deferred tax assets	—	(13,000)
Depreciation and amortization	159,000	153,000
Loss on disposal of assets	—	3,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(33,000)	(440,000)
Decrease in inventories, supplies and prepaid expenses	65,000	1,000
Decrease in other assets	19,000	8,000
Decrease in note receivable	—	20,000
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(440,000)	166,000
Net cash provided by operating activities	60,000	270,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	—	14,000
Purchase of plant and equipment, net	(38,000)	(24,000)
Net cash used in investing activities	(38,000)	(10,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	19,000	—
Principal payments on debt and capitalized leases	(72,000)	(284,000)
Net cash used in financing activities	(53,000)	(284,000)
Decrease in cash and cash equivalents	(31,000)	(24,000)
Cash and cash equivalents at beginning of period	2,082,000	935,000
Cash and cash equivalents at end of period	$2,051,000	$911,000
Supplemental disclosure:
Interest paid	$17,000	$31,000
Income taxes paid	$(2,000)	$1,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2005, the results of its operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 25, 2005 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2005 and December 31, 2004, the Company had uninsured cash and cash equivalents of $1,839,000 and $1,864,000, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2—Line of Credit and Notes Payable

The Company has a working capital line of credit with Comerica Bank—California that expires June 30, 2005. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%, and as of March 31, 2005 the applicable interest rate was 6.25%. As of March 31, 2005, the Company did not utilize any portion of the $2,000,000 available on this line of credit. This line of credit is collateralized by substantially all of the Company’s assets, and also requires the maintenance of certain financial covenants that among other things requires minimum quick assets to current liabilities ratio, maximum debt to net worth ratio, and minimum levels of profitability and prohibits the payment of dividends or stock repurchases. As of March 31, 2005, the Company was in full compliance with all of the covenants. The Company has entered into negotiations with Comerica Bank to extend the term of the line of credit beyond June 30, 2005. The Company is unaware of any reason why an extension, or a new credit agreement, would not be in place prior to the expiration of the existing line of credit.

Additionally, the Company has another note payable with One Source Financial. As of March 31, 2005, the balance on this note was $30,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. The total amount of this note outstanding is included in current obligations under notes payable on the balance sheet.

The Company also has a capital lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities. The lease is scheduled to expire in December 2008 and has a fixed interest rate of 7.5%. As of March 31, 2005, the balance of this lease was $746,000, of which $176,000 is included in current obligations under capital leases. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of March 31, 2005, the balance outstanding on this lease was $141,000, of which approximately $74,000 is included in current obligations under capital leases. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of March 31, 2005, the balance outstanding on this lease was $5,000, all of which is included in current obligations under capital leases. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.

Note 3—Shareholders’ Equity

The Company has elected to adopt SFAS 123, “Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provision of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2005 or 2004. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the Company’s net income per share would have been as follows:

	Three months ended March 31,
	2005	2004
Net income as reported	$276,000	$246,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(133,000)	(40,000)
Pro forma net income	$143,000	$206,000
Net income per share—basic and diluted
As reported	$0.03	$0.03
Pro forma	$0.02	$0.03

Note 4—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended March 31,
	2005	2004
Net income	$276,000	$246,000
Shares outstanding	8,075,000	7,756,000
Net effect of diluted options and warrants	730,000	191,000
Dilutive shares outstanding	8,805,000	7,947,000

Options and warrants outstanding for 140,000 shares and 670,000 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5—Provision for Income Taxes

The Company has substantial net operating losses from prior periods that will be available in 2005 to eliminate any federal tax liability, with the exception of possible federal alternative minimum tax. The Company also has sufficient net operating loss carryforwards and tax credits to avoid any state income taxes for 2005. Therefore, the Company did not recognize any income tax provision for the first quarter of 2005. The Company has recognized income in each of the last six consecutive quarters, and as a result management continues to evaluate the valuation reserve against its deferred tax assets to determine when to reflect some potential future benefit from the future utilization of the Company’s net operating losses. At this time, the Company will not reduce the 100% deferred tax valuation reserve, but may choose to reduce this reserve in future periods.

Note 6—Business Segments

HemaCare operates two business segments as follows:

•       Blood Products—Collection, processing and distribution of blood products and donor testing.

•       Blood Services—Therapeutic apheresis and stem cell collection procedures and other therapeutic services to patients.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare’s consolidated financial statements, which present revenue from external customers and operating income for each segment.

Note 7—Exit and Disposal Activities

During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004. As a result, the Company incurred $4,000 for moving expenses associated with the closure of the donor center at Dartmouth-Hitchcock Medical Center. There were no closure costs related to the closure of the donor center at Presbyterian Intercommunity Hospital. The Company recognized $582,000 of revenue in the first quarter of 2004 from these donor centers.

In 2003, management initiated a restructuring plan to close under-performing donor centers. In the first quarter of 2004, management completed the implementation of this restructuring plan by closing the donor center in Chapel Hill, North Carolina. All of the costs associated with the closure of this center are reflected in the Company’s first quarter 2004 results in accordance with generally accepted accounting principles. The Company recognized $65,000 of revenue from this donor center, and $11,000 in closure costs, in the first quarter of 2004

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1—Financial Statements” above.

The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described below under the heading “Risk Factors Affecting the Company.” The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes blood products to hospitals in the United States. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract with hospitals, as an outside purchased service.

The Company has operated in Southern California since 1978. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management completed a comprehensive evaluation of the Company’s operations, and at the conclusion of this review developed and successfully implemented a restructuring plan to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the revenue potential from the remaining geographic areas served by the Company. In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina as the final step to complete the implementation of the restructuring plan.

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

Blood service providers include not-for-profit tax exempt blood product suppliers, and both privately owned and investor-owned for-profit organizations. All of the service providers charge fees for the procedures performed.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Overview

The Company generated $30,000 more net income, or 12.2%, in the first quarter of 2005 compared with the same period in 2004 on $347,000, or 5.2%, more revenue. Most of the increase in revenue was due to a 16% increase in blood products revenue. The increase in earnings and blood product revenues were achieved despite the elimination of revenue and gross profit from three donor centers operated by the Company in 2004, but no longer operated in 2005. Blood services revenue declined 22.6% compared with the first quarter of 2004, due mostly to a decline in the number of procedures performed in the Southern California market. Most of the increase in earnings was due to an increase in gross profit. General and administrative expenses increased $4,000 from the first quarter of 2004 to the first quarter of 2005.

First quarter 2005 results do not include the activities of three business units operating during the first quarter of 2004. During the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina. During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004.

Blood Products

For this business segment, the following table summarizes the revenues and gross profit associated with donor centers operated by the Company and donor centers closed as of March 31, 2005:

For the three month period ended March 31, 2005
(Revenues and Gross Profit in Thousands)

	Ongoing Centers		Closed Centers		Total Company
	2005	2004	2005	2004	2005	2004
Revenues	$5,619	$4,326	$—	$519	$5,619	$4,845
Gross Profit	1,197	663	—	124	1,197	787
Gross Profit %	21.3%	15.3%	—	23.9%	21.3%	16.2%

For the three months ended March 31, 2005, revenues for this business unit increased $774,000, or 16%, when compared with the first quarter of 2004. The increase in revenue is directly attributable to higher sales volumes at the Company’s ongoing donor centers, which generated $1,293,000, or 29.9%, more revenue in the quarter than in the first quarter of 2004. This increase in revenues is due to an increase in collections and imports that contributed to an increase in sales volume of blood products.

The substantial increase in blood products sales volume offset the loss of revenues from three donor centers the Company no longer operates. In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in the first quarter of 2004 of $165,000. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in the first quarter of 2004 of $289,000.

In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina. In the first quarter of 2004, this donor center generated $65,000 in blood products revenue. Closing costs of $11,000 associated with this donor center were recognized in the first quarter of 2004.

For the three months ended March 31, 2005, gross profit for the blood products segment increased $410,000, or 52.1%, compared with the first quarter of 2004. All of this improvement is due to increasing gross profit at the Company’s ongoing donor centers, which increased $534,000, or 80.6%, compared to the same quarter in 2004. The improvement in gross profit for the ongoing donor centers is attributable to higher sales volume which was accomplished without a commensurate increase in operating costs. In addition, the gross profit percentage for ongoing donor centers improved six percentage points to 21.3% in the first quarter of 2005, from 15.3% for the same quarter of 2004 and was the result of i) increases in product prices and, ii) increased operational efficiencies realized from higher volumes.

Blood Services

Revenues from blood services decreased by $427,000, or 22.6%, to $1,464,000 in the first quarter of 2005 from $1,891,000 in the same period of 2004. This decrease was mainly due to a 17.3% decrease in the number of therapeutic apheresis procedures performed during the quarter compared with the same quarter in 2004. Some of this decline can be attributed to the introduction of a new competitor that has contracted with several of the Company’s former customers. In addition as of mid-2004, the Company ceased to provide in-patient apheresis services for a major customer in Maine. Finally, the Company’s operations at Dartmouth-Hitchcock Medical Center, which the Company ceased to operate as of June 2004, included blood services activities that generated $63,000 of revenue in the first quarter of 2004. This contributed to the decline in revenue for this business unit since the Company did not derive any blood service revenue from the Dartmouth-Hitchcock operations in the first quarter of 2005.

Gross profit for the blood services segment decreased $376,000, or 58.4%, from $644,000 generated in the first quarter of 2004 to $268,000 generated during the current quarter. This decrease is due to declining revenues and increases in nursing salaries resulting from the introduction of a new competitor in the Southern California market. The availability of trained apheresis nurses is extremely low. To remain competitive the Company has increased the compensation offered to its apheresis staff. In addition, the Company has also increased the number of staff and related expenses associated with the management of this business unit. These activities have resulted in a higher overall cost structure for the blood services business unit, and has caused an overall reduction in this business unit’s gross profit percentage to 18.3% in the first quarter of 2005, from 34.1% during the same period of 2004.

General and Administrative Expenses

General and administrative expenses increased by $4,000, or 0.3%, to $1,189,000 in the first quarter of 2005 from $1,185,000 in the same period of 2004. Material changes in general and administrative expenses from the first quarter of 2004 to the first quarter of 2005 include, $97,000 increase in outside service and consulting fees, $72,000 increase in temporary help, $111,000 decrease in bad debt expense, and $41,000 decrease in salary expense. The use of outside services, consulting fees and temporary help was related to open positions and support of selected projects. The decrease in bad debt expense is attributable to lower write-off of outstanding receivables in recent quarters. In late 2003 and early 2004, the Company experienced an increase in receivable write-offs associated with the closure of donor centers in late 2003. The Company did not experience a similar pattern of write-offs in late 2004 or early 2005, which resulted in lower bad debt expense in the most recent quarter. Finally, the decrease in salary expense is attributable to the elimination of certain management positions, and management positions that were unfilled during much of the quarter.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid any federal income tax expense for the first quarter of 2005, with the exception of possible federal alternative minimum tax. In addition, the Company has sufficient net operating loss carryforwards, or state tax credits, to avoid any state income tax expense for the quarter. As a result, the Company did not recognize any income tax provision in the first quarter of 2005. The Company recorded pretax net income of $276,000 for the first quarter of 2005, representing the sixth consecutive quarter of positive pretax earnings. Management continues to evaluate the valuation reserve against the deferred tax asset to determine when a reduction in the valuation reserve is appropriate. Continued profitability, and projections on the potential utilization of the net operating loss carryforwards could result in a material reduction in the reserve in future periods. At this time, management has decided such a reduction is not appropriate.

Critical Accounting Policies and Estimates

Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

As of March 31, 2005, the Company’s cash and cash equivalents equaled $2,051,000, and working capital equaled $3,411,000.

The Company has a working capital line of credit with Comerica Bank—California. The amount the Company may borrow is the lesser of: 75% of eligible accounts receivable, or $2 million. Interest is payable monthly at a rate of prime plus 0.5%; and as of March 31, 2005 the applicable interest rate was 6.25%. As of March 31, 2005, the Company’s net borrowing on this line of credit was $0, and the unused portion of the Company’s line of credit was $2,000,000. This line of credit is collateralized by substantially all of the Company’s assets, and also requires the maintenance of certain financial covenants that among other things requires minimum quick assets to current liabilities ratio, maximum debt to net worth ratio, and minimum levels of profitability and prohibits the payment of dividends or stock repurchases. As of March 31, 2005, the Company was in full compliance with all of the covenants. The Company has entered into negotiations with Comerica Bank to extend the term of the line of credit beyond June 30, 2005. The Company is unaware of any reason why an extension, or a new credit agreement, would not be in place prior to the expiration of the existing line of credit.

Additionally, the Company has a note payable with One Source Financial. As of March 31, 2005, the balance on this note was $30,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at the rate of 8.5% and is secured by certain fixed assets. The total amount of this note outstanding is included in current obligations under notes payable on the balance sheet.

The Company also has a capital lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities. The lease is scheduled to expire in December 2008 and has a fixed interest rate of 7.5%. As of March 31, 2005, the balance of this lease was $746,000, of which $176,000 is included in current obligations under capital leases. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of March 31, 2005, the balance outstanding on this lease was $141,000, of which approximately $74,000 is included in current obligations under capital leases. This lease is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of March 31, 2005, the balance outstanding on this lease was $5,000, all of which is included in current obligations under capital leases. This lease is scheduled to mature in August 2005, and has a fixed interest rate of 12.6%.

The following table summarizes our contractual obligations by year (in thousands).

	Total	Less than	1 – 3	3 – 5	More than
	Due	1 Year	Years	Years	5 Years
Operating leases	$628	$272	$356	$—	$—
Capitalized leases	892	274	454	164	—
Notes payable	30	30	—	—	—
Totals	$1,550	$576	$810	$164	$—

For the three months ended on March 31, 2005, net cash provided by operating activities was $60,000, compared to $270,000 for the three months ended March 31, 2004. The decrease of $210,000 is primarily due to a $440,000 decrease in accounts payable, accrued expenses and other liabilities associated with the payment of accrued 2004 management bonuses and 401(k) matching contributions. Offsetting the change in accounts payable, accrued expenses and other liabilities during the first quarter of 2005 compared with the same period in 2004 were i) net income of $276,000, ii) the recognition of $159,000 of non-cash depreciation and amortization in net income, and iii) a decrease in the change in inventories, supplies and prepaid expenses of $65,000. The net income generated and depreciation and amortization recognized during the quarter are consistent with the prior year. The decrease in the change in inventories, supplies and prepaid expenses is mostly the result of the amortization of prepaid insurance during the first quarter of 2005, whereas a small build up of inventory during the first quarter of 2004 reduced the impact of the amortization of prepaid insurance during that quarter.

For the three months ended on March 31, 2005, net cash used in investing activities was $38,000, compared with $10,000 for the same period in 2004. The increase of $28,000 is primarily due to the fact that during the first quarter of 2004, the Company received $14,000 in proceeds from the sale of assets, which reduced the net cash used for investing activities for that quarter. The Company did not sell any assets in the first quarter of 2005, and therefore did not receive any proceeds to reduce the net cash used for investing activities. Otherwise, the Company’s level of investment in fixed assets grew $14,000 between the first quarter of 2004 and the first quarter of 2005.

For the three months ended March 31, 2005, net cash used in financing activities was $53,000 compared with net cash used of $284,000 for the three months ended March 31, 2004. The difference in the cash used for financing activities is primarily due to management’s decision in the first quarter of 2004 to use a portion of the cash generated by operations to reduce debt by more than the required debt payment installments. In the first quarter of 2005 the Company only paid the required debt installments per the various credit agreements.

The Company has decided to initiate a new information technology project to enhance the automation of its blood product operations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects approximately $2 million will be needed to complete this project.

Management anticipates that cash on hand and available borrowing on the bank line of credit will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases and operating lease commitments. The Company has entered into negotiations with Comerica Bank to extend the term of the existing credit agreement beyond the June 30, 2005 expiration date. The Company is unaware of any reason why an extension, or a new credit agreement, would not be in place prior to the current expiration date.

The Company’s primary sources of liquidity include cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Liquidity also depends on maintaining compliance with the various loan covenants.

Risk Factors Affecting the Company

Short and long-term success is subject to many factors that are beyond management’s control. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Quarterly Report on Form 10-Q contains forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below.

Changes in Demand for Blood Products Could Affect Profitability

The Company’s operations are structured to produce particular blood products based on the existing demand, and perceived potential changes in demand, for these products by customers. Sudden and unexpected changes in demand of these products could have an adverse impact on the Company’s profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or import products from other suppliers, adequately to fill orders. This could result in a net decrease in overall revenues and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

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

Market Prices May Not Rise as Costs Increase

The costs of collecting, processing and testing blood have risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures to assure that blood is free of infectious disease, increased regulatory requirements related to blood safety, and increased costs associated with recruiting blood donors. New testing protocols have required the Company to outsource much of the required testing. Competition and fixed price contracts may limit the Company’s ability to pass these increased costs to customers. Some competitors have greater resources than the Company to sustain periods of unprofitable sales. In this circumstance, the increased costs may reduce profitability and may have a material adverse effect on the business and results of operations.

New Competitor Impact on Profitability

A new company recently began operations providing therapeutic apheresis services in direct competition with the Company. This new company has hired several of the Company’s former employees, and as a result is aware of the Company’s customer base, business strategies and resources. In addition, this new company has hired, or attempted to hire, many of the Company’s trained apheresis nurses. This has caused the Company to incur significant recruitment costs to replace these nurses, and has caused the Company to dramatically increase nurses’ compensation. This new company has successfully contracted with some of the Company’s customers. Therefore, it appears likely that the introduction of this new competitor will have a negative impact on the Company’s future revenue for therapeutic apheresis services. In addition, it appears likely that the increase in costs associated with nurse retention and recruitment will negatively impact the future profitability for the blood services business segment.

Operations Depend on Obtaining the Services of Qualified Medical Professionals

The Company is highly dependent upon obtaining the services of qualified medical professionals. In particular, the Company’s blood services business segment depends on the services of registered nurses and other medical technologists. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. This shortage could be aggravated in the event of a war or other international conflict or natural disaster. If the Company is unable to attract and retain a staff of qualified medical professionals, operations may be adversely affected.

Impact of Reimbursement Rates

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. Decreases in reimbursement rates or increases which do not keep pace with higher costs, may impact the Company’s profitability.

Lease for a Major Production Facility has Expired

The long-term lease for the Company’s Sherman Oaks production facility has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30-day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30-day notice to vacate and is unable to locate an alternative facility. The Company’s ability to produce platelet and whole blood products for Southern California customers may be severely impacted and result in a reduction of revenue and profitability.

Targeted Partner Blood Drives Involve Higher Collection Costs

Part of the Company’s current operations involves conducting blood drives in partnership with hospitals. Blood drives are conducted under the name of the hospital partner and require that all promotional materials and other printed material include the name of the hospital partner. This strategy lacks the efficiencies associated with blood drives that are not targeted to benefit particular hospital partners. As a result, collection costs might be higher than those experienced by the Company’s competition and may affect profitability and growth plans.

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

Potential Adverse Effect from Changes in the Healthcare Industry Could Affect Access to Customers

In the U.S., a fundamental change is occurring in the healthcare system. Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. There has been significant consolidation among healthcare providers as providers seek to enhance efficiencies, and this consolidation is expected to continue. Many of the Company’s customers have recently been sold, or are currently available for sale. As a result of these trends, the Company may be limited in its ability to increase prices for products in the future, even if costs increase. Further, customer attrition as a result of consolidation or closure of hospital facilities may adversely impact the Company.

Future Technological Developments Could Jeopardize Business

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop synthetic substitutes for human blood products. HemaCare’s business consists of collecting, processing and distributing human blood and blood products. The introduction and acceptance in the market of synthetic blood substitutes may cause material adverse harm to the business. In addition, recent technological developments to extend the shelf-life of products currently offered by the Company, could increase the available supply in the market, and put downward pressure on the price for these products. This may cause a material adverse impact on the future profitability for these products.

Potential Inability to Meet Future Capital Needs Could Affect Plans to Finance Future Expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. The Company generated $1,545,000 in net income in 2004, and remained profitable in the first quarter of 2005; however, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

The Company devotes substantial resources to complying with laws and regulations, and believes it is currently in compliance; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future. Some of these changes may require costly compliance efforts or expensive outsourcing of functions which may cause some of the Company’s operations to be prohibitively expensive or impossible to continue.

Product Safety and Product Liability Could Provide Exposure to Claims and Litigation

Blood products carry the risk of transmitting infectious diseases, including but not limited to hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare carefully screens donors, uses highly qualified testing service providers to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely affect the Company’s financial condition. Furthermore, healthcare regulations are constantly changing and certain changes may require costly compliance or make some of our operations impossible to continue.

Environmental Risks

HemaCare’s operations involve the controlled use of bio-hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company and its insurance coverage. The Company may incur substantial costs to maintain compliance with environmental regulations as it develops and expands its business.

Business Interruption Due to Terrorism and Increased Security Measures in Response to Terrorism

HemaCare’s business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. The 2001 response to terrorist activities slowed or stopped transportation, mail, financial and other services for a period of time. Further delays or stoppages in transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is adversely affected by terrorist activities, and potential activities, and any economic downturn may adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

Articles of Incorporation and Rights Plan Could Delay or Prevent an Acquisition or Sale of HemaCare

HemaCare’s Articles of Incorporation empower the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult for a change in control of HemaCare, even if such a change in control would be in the interest of a significant number of shareholders or if such a change in control would provide shareholders with a substantial premium for their shares over the then-prevailing market price for our common stock.

In addition, the Board of Directors has adopted a Shareholder’s Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders’ Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders’ Rights Plan may inhibit a change in control and, therefore, may materially adversely affect the shareholders’ ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders’ Rights Plan see the Company’s Current Report on Form 8-K filed with the SEC on March 5, 1998.

Stocks Traded on the OTC Bulletin Board are Subject to Greater Market Risks than Those of Exchange-Traded and Nasdaq Stocks

HemaCare’s common stock was delisted from the Nasdaq Small Cap Market on October 29, 1998 because of the failure to maintain Nasdaq’s requirement of a minimum bid price of $1.00. Since November 2, 1998 the common stock has traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of our common stock or to obtain accurate quotations as to its price.

Stock Price Could Be Volatile

The price of HemaCare’s common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in the health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of HemaCare’s common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in HemaCare’s common stock makes it more vulnerable to rapid changes in price in response to market conditions.

Future Sales of Equity Securities Could Dilute the Company’s Common Stock

The Company may seek new financing in the future through the sale of its securities. Future sales of common stock or securities convertible into common stock could result in dilution of the common stock currently outstanding. In addition, the perceived risk of dilution may cause some shareholders to sell their shares, which may further reduce the market price of the common stock.

Lack of Dividend Payments

The Company intends to retain any future earnings for use in its business, and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend on the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the Company’s credit agreement prohibits the payment of dividends during the term of the agreement.

Evaluation of Internal Control and Remediation of Potential Problems will be Costly and Time Consuming and could Expose Weaknesses in Financial Reporting

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

This process will be expensive and time consuming, and will require significant attention of management. Management can give no assurance that material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

In addition, HemaCare is a relatively small publicly traded company, and does not have the resources of other large publicly traded companies to fulfill all of the requirements of Section 404. If the Company is unable to adequately design its internal control systems, or prepare an “internal control report” to the satisfaction of the Company’s auditors, the Company’s auditors may issue a qualified opinion on the Company’s financial statements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has $921,000 of debt, all of which is in the form of notes payable and capitalized leases with fixed interest rates. As of March 31, 2005, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate. Accordingly, if the Company did draw against this line of credit, interest expense could fluctuate with rate changes in the U.S.

Item 4.                          Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and the principal financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, the chief executive officer and the principal financial officer believe that, as of the end of the period covered by this report, except as described below, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries required to be included in this report).

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established process.

There was no change in the Company’s internal controls over financial reporting, known to the chief executive officer or the principal financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has conducted an extensive evaluation of the existing internal control structure. Management identified several internal control weaknesses. Several of these weaknesses have been corrected. With respect to others, the Company has alternative controls in place, which management believes prevents any material misstatement of the Company’s financial statements. Nevertheless, management intends to modify the existing internal control structure to eliminate any significant weaknesses with the objective of eliminating or reducing reliance on alternative controls.

PART II.   OTHER INFORMATION

Item 1.                          Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None

Item 5.                          Other Information

None.

Item 6.                          Exhibits

a.                 Exhibits

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 20, 2003.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 15d-14(a) Under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 15d-14(a) Under the Securities Exchange Act of 1934
32	Certification Pursuant to 18 U.S.C. 1350 and Rule 15d-14(b) Under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 13, 2005	HEMACARE CORPORATION
(Registrant)
	By:	/s/ JUDI IRVING
Judi Irving, Chief Executive Officer
	By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer