Form 10-Q
period 2005-06-30
HEMACARE CORP /CA/
filed 2005-08-12
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 9, 2005, 8,166,060 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2005

i

PART 1   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,626,000	$2,082,000
Accounts receivable, net of allowance for doubtful accounts—$73,000 in 2005 and $153,000 in 2004	3,066,000	3,378,000
Product inventories and supplies	684,000	566,000
Prepaid expenses	707,000	401,000
Other receivables	125,000	110,000
Total current assets	7,208,000	6,537,000
Plant and equipment, net of accumulated depreciation and amortization of $3,798,000 in 2005 and $3,470,000 in 2004	2,564,000	2,778,000
Other assets	40,000	29,000
	$9,812,000	$9,344,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,467,000	$1,730,000
Accrued payroll and payroll taxes	1,249,000	1,175,000
Other accrued expenses	206,000	274,000
Current obligations under capital leases	262,000	253,000
Current obligations under notes payable	21,000	37,000
Total current liabilities	3,205,000	3,469,000
Obligations under capital leases, net of current portion	571,000	701,000
Notes payable, net of current portion	—	2,000
Other long-term liabilities	2,000	5,000
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,166,060 and 8,064,060 issued and outstanding in 2005 and 2004	13,681,000	13,530,000
Accumulated deficit	(7,647,000)	(8,363,000)
Total shareholders’ equity	6,034,000	5,167,000
	$9,812,000	$9,344,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Blood products	$5,862,000	$5,036,000	$11,480,000	$9,881,000
Blood services	1,659,000	1,885,000	3,124,000	3,776,000
Total revenue	7,521,000	6,921,000	14,604,000	13,657,000
Operating costs and expenses:
Blood products	4,547,000	4,179,000	8,968,000	8,237,000
Blood services	1,208,000	1,239,000	2,405,000	2,486,000
Total operating costs and expenses	5,755,000	5,418,000	11,373,000	10,723,000
Gross profit	1,766,000	1,503,000	3,231,000	2,934,000
General and administrative expenses	1,321,000	1,015,000	2,510,000	2,200,000
Income before income taxes	445,000	488,000	721,000	734,000
Provision for income taxes	5,000	—	5,000	—
Net income	$440,000	$488,000	$716,000	$734,000
Basic earnings per share	$0.05	$0.06	$0.09	$0.09
Diluted earnings per share	$0.05	$0.06	$0.08	$0.09
Weighted average shares outstanding—basic	8,106,000	7,756,000	8,090,000	7,756,000
Weighted average shares outstanding—diluted	8,806,000	8,089,000	8,807,000	7,999,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$716,000	$734,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(13,000)	90,000
Recognition of deferred tax assets	—	(47,000)
Depreciation and amortization	332,000	334,000
(Gain) loss on disposal of assets	(3,000)	18,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	325,000	(9,000)
(Increase) in inventories, supplies and prepaid expenses	(424,000)	(80,000)
(Increase) decrease in other assets and other receivables	(26,000)	8,000
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(260,000)	353,000
Net cash provided by operating activities	647,000	1,401,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	13,000	16,000
Proceeds from note receivables	—	20,000
Purchases of plant and equipment	(128,000)	(67,000)
Net cash used in investing activities	(115,000)	(31,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	19,000	—
Proceeds from sale of common stock	132,000	—
Principal payments on debt and capitalized leases	(139,000)	(906,000)
Net cash provided by (used in) financing activities	12,000	(906,000)
Increase in cash and cash equivalents	544,000	464,000
Cash and cash equivalents at beginning of period	2,082,000	935,000
Cash and cash equivalents at end of period	$2,626,000	$1,399,000
Supplemental disclosure:
Interest paid	$33,000	$55,000
Income taxes paid (refunded)	$(17,000)	$30,000
Items not affecting cash flow:
Insurance premiums financed	$—	$188,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2005 and 2004 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 25, 2005 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2005 and December 31, 2004, the Company had uninsured cash and cash equivalents of $2,410,000 and $1,864,000, respectively.

Note 2—Line of Credit and Notes Payable

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California. This credit facility originally was scheduled to terminate as of June 30, 2005; however, on July 1, 2005, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility to extend the term of the facility to June 30, 2007. In addition, this amendment altered the interest rate calculation, established a $50,000 maximum limit for purchasing or disposing of assets without Comerica Bank’s approval, and removed the restriction in the agreement on the Company’s ability to purchase, acquire, repurchase, retire or redeem any of the Company’s capital stock. As of July 1, 2005, the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of June 30, 2005 the rate associated with this note was 5.75%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of June 30, 2005, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000.

The Comerica loan is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibits the payment of dividends. As of June 30, 2005 the Company was in full compliance with all of the financial covenants. During the second quarter of 2005, the Company did not incur any interest expense associated with the Comerica loan.

Additionally, the Company has another note payable to One Source Financial. As of June 30, 2005, the balance on this note was $21,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at a fixed rate of 8.5% and is secured by certain fixed assets. The entire balance is included in current obligations under notes payable on the balance sheet.

The Company also has a capital equipment lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities.  As of June 30, 2005, the balance outstanding on this lease was $703,000, of which approximately $179,000 is included in current obligations under capital leases on the balance sheet. The lease is scheduled to terminate in December 2008 and has a fixed interest of 7.5%. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of June 30, 2005, the balance outstanding on this lease was $123,000, of which $76,000 is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

The Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of June 30, 2005, the balance outstanding on this lease was $2,000, all of which is included in current obligations. This lease is scheduled to terminate in August 2005, and has a fixed interest rate of 12.6%. The Company has no plans to renew this lease.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of June 30, 2005, the balance outstanding on this lease was $5,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

Note 3—Shareholders’ Equity

The Company has elected to adopt SFAS 123, “Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provision of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2005 or 2004. Had compensation expense for all options granted to employees and directors been recognized in accordance with SFAS 123, the Company’s net income (loss) per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$440,000	$488,000	$716,000	$734,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,000	23,000	152,000	63,000
Pro forma net income:	$421,000	$465,000	$564,000	$671,000
Net income per share—basic
As reported	$0.05	$0.06	$0.09	$0.09
Pro forma	$0.05	$0.06	$0.07	$0.09
Net income per share—diluted
As reported	$0.05	$0.06	$0.08	$0.09
Pro forma	$0.05	$0.06	$0.06	$0.09

The Company recognized $22,000 in compensation expense in the second quarter of 2005 related to the purchase of 80,000 shares of the Company’s common stock through the Employee Stock Purchase Plan (“Plan”). The Plan requires that the payment of a price be based on an average of the closing price in the Company’s common stock for a period of ten (10) trading days starting two (2) trading days following an earnings announcement. The average price for the period following the Company’s first quarter 2005 earnings announcement was $1.37 per share. The Plan provides that purchasers have five (5) business days to complete any purchase after the purchase price is determined. On June 7, the day these 80,000 shares were purchased, the closing price for the Company’s stock was $1.65. Accounting rules require that any discount in the price paid for stock through such plans from the price available in the marketplace should be recognized as compensation expense to the Company.

Note 4—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$440,000	$488,000	$716,000	$734,000
Weighted Average Shares outstanding	8,106,000	7,756,000	8,090,000	7,756,000
Net effect of dilutive options andwarrants	700,000	333,000	717,000	243,000
Diluted shares outstanding	8,806,000	8,089,000	8,807,000	7,999,000

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to change the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company, therefore, is required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

Options and warrants outstanding of 465,000 shares and 175,000 shares of common stock for the three and six months ended June 30, 2005, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Options and warrants outstanding of 635,000 shares and 650,000 shares of common stock for the three and six months ended June 30, 2004, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5—Provision for Income Taxes

The Company has substantial net operating losses from prior periods that will be available in 2005 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last seven quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company’s net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. At this time, the Company will not reduce the 100% deferred tax valuation reserve, but may choose to reduce this reserve in future periods. The Company estimates that $5,000 in taxes, related to alternative minimum taxes, has been incurred as a result of reportable income during the second quarter of 2005.

Note 6—Business Segments

HemaCare operates two business segments as follows:

•       Blood Products—Collection, processing and distribution of blood products and donor testing.

•       Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare’s consolidated financial statements, which present revenue from external customers and operating income for each segment.

Note 7—Exit and Disposal Activities

During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004. As a result, the Company incurred $4,000 for moving expenses associated with the closure of the donor center at Dartmouth-Hitchcock Medical Center. There were no closure costs related to the closure of the donor center at Presbyterian Intercommunity Hospital. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital of $294,000 in the first six months of 2004, and $129,000 in the second quarter of 2004. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center of $595,000 in the first six months of 2004, and $243,000 in the second quarter of 2004.

Note 8—Commitments and Contingencies

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

Healthcare reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company’s operations.

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

The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described below under the heading “Risk Factors Affecting our Business.”  The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes blood products to hospitals in the United States. The blood products distributed consists of those produced by the Company and purchased from other suppliers. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract with hospitals, as an outside purchased service.

The Company has operated in Southern California since 1978. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management completed a comprehensive evaluation of the Company’s operations, and at the conclusion of this review developed and successfully implemented a restructuring plan to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the revenue potential from the remaining geographic areas served by the Company. Management’s strategy is to continue to build upon its profitable foundation before exploring opportunities for growth in other geographic areas or into new lines of business.

In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded $294,000 of revenue from the contract with Presbyterian Intercommunity Hospital in the first six months of 2004, and $129,000 in the second quarter of 2004,  The Company recorded $595,000 of revenue from the contract with Dartmouth-Hitchcock Medical Center in the first six months of 2004, and $243,000 in the second quarter of 2004.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

On October 19, 2001, the Company filed an application for a patent with the United States Patent and Trademark Office for a method for high yield purification of immune globulins from blood plasma and blood plasma intermediates. On May 17, 2005, the United States Patent and Trademark Office issued Patent No. 6,893,639 B2 to the Company as acceptance of the Company’s application. The Company intends to market this patented process to plasma fractionators, and others, who could benefit from this methodology.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Overview

The Company generated $440,000 net income for the second quarter of 2005, which represents $48,000, or 9.8%, less net income compared with the same period in 2004. Revenues for the quarter ended June 30, 2005 were $7,521,000, which represents a $600,000, or 8.7%, increase from $6,921,000 in the same period of 2004. Blood products revenue increased $826,000, or 16.4%, as a result of increased collection rates and increased sales of products purchased from other suppliers to satisfy customer demand. Blood services revenue decreased $226,000, or 12.0%, mostly as a result of a decrease in the number of procedures performed in the Southern California market. Higher overall revenues resulted in higher gross profit in the second quarter of 2005 compared with the second quarter of 2004; however, higher general and administrative expenses, mostly for consultants and other outside service providers, resulted in a decline in overall net income compared with the same period in 2004.

The results of the second quarter of 2005 do not include the activities of two business units the Company operated during the second quarter of 2004. During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004.

Blood Products

For this business segment, the following table summarizes the revenues, gross profit and sales volumes associated with donor centers still operated by the Company, and donor centers no longer operated as of June 30, 2005:

For the three month period ended June 30, 2005
(Revenues and Gross Profit in Thousands)

	Ongoing Centers		Closed Centers		Total Company
	2005	2004	2005	2004	2005	2004
Revenues	$5,862	$4,713	$—	$323	$5,862	$5,036
Gross Profit	1,315	806	—	51	1,315	857
Gross Profit %	22.4%	17.1%	N/A	15.8%	22.4%	17.0%

For the three months ended June 30, 2005, revenues for this business segment increased $826,000, or 16.4%, when compared with the same quarter of 2004. The increase in revenue is directly attributable to higher sales volumes at the Company’s ongoing donor centers, which generated $1,149,000, or 24.4%, more revenue in the quarter than in the second quarter of 2004. This increase in revenues is due to an increase in collections through the Company’s operations, and an increase in sales of products purchased from other suppliers.

The substantial increase in blood products volume was partially offset by the loss of revenues from two donor centers the Company no longer operates. In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in the second quarter of 2004 of $129,000. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in the second quarter of 2004 of $194,000.

For the three months ended June 30, 2005, gross profit for the blood products segment increased $458,000, or 53.4%, compared with the second quarter of 2004. All of this improvement is due to increasing gross profit at the Company’s ongoing donor centers, which increased $509,000, or 63.1%, compared to the same quarter in 2004. The improvement in gross profit for the ongoing donor centers is attributable to higher sales volume, which was accomplished without a commensurate increase in operating costs. In addition, the gross profit percentage for ongoing donor centers improved over five percentage points to 22.4% in the second quarter of 2005, from 17.1% for the same quarter of 2004 as the result of i) increases in selected product prices and, ii) increased operational efficiencies realized from higher volumes.

Blood Services

Revenues from blood services decreased by $226,000, or 12.0%, to $1,659,000 in the second quarter of 2005 from $1,885,000 in the same period of 2004. This decrease was mainly due to an 11.6% decrease in the number of therapeutic apheresis procedures performed during the quarter compared with the same quarter in 2004. This decrease is due to several factors including (i) increased competition from other service providers in Southern California, (ii) ceasing in-patient services for a major customer in Maine, and (iii) the non-renewal of the Dartmouth-Hitchcock Medical Center contract in June of 2004.

Gross profit for the blood services segment decreased $195,000, or 30.2%, from $646,000 in the second quarter of 2004 to $451,000 during the same period of 2005. For the quarter, this business segment produced a gross profit percentage of 27.2%, compared with 34.3% for the same quarter in 2004. This decrease is primarily the result of a decrease in revenues and increases in nurse salaries due to increased competition for trained apheresis nurses. In addition, the Company has increased the number of staff and related expenses associated with the management and marketing of this business segment. These activities resulted in an overall reduction in the gross profit and gross profit percentage compared with the same period in 2004.

General and Administrative Expenses

General and administrative expenses increased by $306,000, or 30.1%, to $1,321,000 in the second quarter of 2005 from $1,015,000 in the same period of 2004. This increase was primarily due to a $98,000 increase in expense for outside services and temporary personnel, a $59,000 increase in accrued bonus expense, a $49,000 increase in salary expense, the recognition of $22,000 in compensation expense associated with the purchase of stock through the Employee Stock Purchase Plan, and a $20,000 increase in the cost of liability insurance. The increase in outside services and temporary personnel expenses is mostly related to recruitment costs associated with filling several key management level positions. In addition, the Company utilized temporary personnel to fill these vacant positions contributing to the higher expense in this category in 2005 compared with 2004. Bonus expense increased as a result of an increase in the accrual for management bonuses. The 2005 management bonus plan calls for an increase in bonus payments compared with 2004 if the Company achieves certain performance and profitability targets. Based on the results produced thus far, the Company has recognized an increase in bonus expense in anticipation that the higher bonus amounts, included in the bonus plan, will be paid. The increase in salary expense reflects higher compensation paid to senior management as approved by the Compensation Committee in March 2005 after completing an extensive evaluation of management compensation relative to the marketplace. The Company recognized $22,000 in compensation expense in the second quarter of 2005 related to the purchase of 80,000 shares of the Company’s common stock through the Employee Stock Purchase Plan (“Plan”). The Plan requires that the payment of a price be based on an average of the closing price in the Company’s common stock for a period of ten (10) trading days starting two (2) trading days following an earnings announcement. The average price for the period following the Company’s first quarter 2005 earnings announcement was $1.37 per share. The Plan provides that purchasers have five (5) business days to complete any purchase after the purchase price is determined. On June 7, the day these 80,000 shares were purchased, the closing price for the Company’s stock was $1.65. Accounting rules require that any discount in the price paid for stock through such plans from the price available in the marketplace should be recognized as compensation expense to the Company. Therefore, the Company recognized $22,000 in compensation expense related to this transaction in the second quarter of 2005, contributing to the overall increase in general and administrative expenses compared to the same quarter in 2004. Finally, the cost of general and professional liability insurance increased $20,000 compared with the second quarter of 2004 as most of the Company’s insurance policies expired and renewed during the second quarter of 2005.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the second quarter of 2005. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2005. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the second quarter of 2005, the Company recorded $5,000 to the provision for income taxes based on these estimates.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Overview

The Company generated $716,000 net income for the first six months of 2005, which represents $18,000, or 2.5%, less net income compared with the same period in 2004. Revenues for the period were $14,604,000, which represents a $947,000, or 6.9%, increase in revenue, from $13,657,000 generated during the same period in 2004. Blood products revenue increased $1,599,000, or 16.2%, as a result of increased collection rates and increased sales of products purchased from other suppliers. Blood services revenue decreased $652,000, or 17.3%, mostly as a result of a decrease in the number of procedures performed in the Southern California market. Higher overall revenues resulted in higher gross profit in the first six months of 2005 compared with the first six months of 2004; however, higher general and administrative expenses, mostly for consultants and other outside service providers, resulted in a decrease in net income compared with the same period in 2004.

The results generated during the first six months of 2005 do not include the activities of three business units the Company operated in the first six months of 2004. During the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina. During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004.

Blood Products

For this business segment, the following table summarizes the revenues, gross profit and sales volumes associated with donor centers operated by the Company, and those donor centers the Company no longer operates as of June 30, 2005:

For the six month period ended June 30, 2005
(Revenues and Gross Profit in Thousands)

	Ongoing Centers		Closed Centers		Total Company
	2005	2004	2005	2004	2005	2004
Revenues	$11,480	$9,039	$—	$842	$11,480	$9,881
Gross Profit	2,512	1,462	—	182	2,512	1,644
Gross Profit %	21.9%	16.2%	N/A	21.6%	21.9%	16.6%

For the six months ended June 30, 2005, revenues for this business segment increased $1,599,000, or 16.2%, when compared with the same period of 2004. The increase in revenue is directly attributable to higher sales volumes at the Company’s ongoing donor centers, which generated $2,441,000, or 27%, more revenue in the period than in the same period of 2004. This increase in revenues is due to an increase in collections through the Company’s operations, and sales of products purchased from other suppliers.

The substantial increase in blood products volume was partially offset by the loss of revenues from three donor centers the Company no longer operates. In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina. In the first quarter of 2004, this donor center generated $65,000 in blood products revenue. In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in the first six months of 2004 of $294,000. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in the first six months of 2004 of $483,000.

For the six months ended June 30, 2005, gross profit for the blood products segment increased $868,000, or 52.8%, compared with the same period of 2004. All of this improvement is due to increasing gross profit at the Company’s ongoing donor centers, which increased $1,050,000, or 71.8%, compared to the same period in 2004. The improvement in gross profit for the ongoing donor centers is attributable to higher sales volume, which was accomplished without a commensurate increase in operating costs. In addition, the gross profit percentage for ongoing donor centers improved by more than 5 and one half percentage points to 21.9% in the first six months of 2005, from 16.3% for the same period of 2004 as the result of i) increases in selected product prices and, ii) increased operational efficiencies realized from higher volumes.

Blood Services

Revenues from blood services decreased by $652,000, or 17.3%, to $3,124,000 in the first six months of 2005 from $3,776,000 in the same period of 2004. The decrease was mainly due to a 17.3% decrease in the number of therapeutic apheresis procedures performed, primarily in the Company’s Southern California market. This decrease is due to several factors including (i) competition from other service providers in Southern California, (ii) ceasing in-patient services for a major customer in Maine, and (iii) and the non-renewal of the Dartmouth-Hitchcock Medical Center contract in June 2004.

Gross profit for the blood services segment decreased $571,000, or 44.3%, from $1,290,000 in the first six months of 2004 to $719,000 during the same period in 2005. For the first six months of 2005, this business segment produced a gross profit percentage of 23%, compared with 34.2% for the same period in

2004. This decrease is primarily the result of a decrease in revenues and increases in nurse salaries due to increased competition for trained apheresis nurses.  In addition, the Company has increased the number of staff and related expenses associated with the management and marketing of this business segment. These activities resulted in an overall reduction in the gross profit and gross profit percentage. Compared with the first quarter of 2005, this segments gross profit percentage increased almost 5 percentage points from 18.3%. Most of this improvement is attributable to efficiencies derived from higher procedure volumes.

General and Administrative Expenses

General and administrative expenses increased by $310,000, or 14.1%, to $2,510,000 in the first six months of 2005 from $2,200,000 in the same period of 2004. This increase was primarily due to a $270,000 increase in expense for outside services, consultants and temporary personnel in support of a variety of projects, a $92,000 increase in accrued bonus expense, a $26,000 increase in the cost of liability insurance, and the recognition of $22,000 in compensation expense associated with the purchase of stock through the Employee Stock Purchase Plan. Offsetting these expenses was a $103,000 reduction in bad debt expense. The increase in outside services, consultants and temporary personnel expenses is mostly related to recruitment costs associated with filling several key management level positions. In addition, the Company utilized temporary personnel to fill these vacant positions contributing to the higher expense in this category in 2005 compared with 2004. Bonus expense increased as a result of an increase in the accrual for management bonuses. The 2005 management bonus plan calls for an increase in bonus payments compared with 2004 if the Company achieves certain performance and profitability targets. Based on the results produced thus far, the Company has recognized an increase in bonus expense in anticipation that the higher bonus amounts, included in the bonus plan, will be paid. The increase in liability insurance is the result of premium increases associated with the Company’s professional liability insurance, which was renewed in the second quarter of 2005. Finally, $22,000 in compensation expense was recognized in the first six months of 2005 related to the purchase of 80,000 shares of the Company’s common stock through the Employee Stock Purchase Plan (“Plan”). The Plan requires that the price to purchase shares shall be based on an average of the closing price in the Company’s common stock for a period of ten (10) trading days starting two (2) trading days following an earnings announcement. The average price for the period following the Company’s first quarter 2005 earnings announcement was $1.37 per share. The Plan provides that purchasers have five (5) business days to complete any purchase after the purchase price is determined. On June 7, the day the 80,000 shares were purchased, the closing price for the Company’s stock was $1.65. Accounting rules require that any discount in the price paid for stock through such plans from the price available in the marketplace should be recognized as compensation expense to the Company. Therefore, the Company recognized $22,000 in compensation expense related to this transaction in the first six months of 2005, contributing to the overall increase in general and administrative expenses compared to the same period in 2004. The offsetting reduction in bad debt expense experienced by the Company during the first six months of 2005 was the result of improved collection efforts. During the first half of 2004, the Company experienced an increase in bad debts expense associated with the disruption in collections caused by the implementation of management’s restructuring plan that closed six donor centers in late 2003. Since then, the Company’s collections have stabilized, and as a result the bad debt expense experienced in the first six months of 2005 decreased significantly compared with the same period in 2004.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the first six months of 2005. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2005. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryfoward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first six months of 2005, the Company recorded $5,000 to the provision for income taxes based on these estimates, all of which was recorded in the second quarter of the year.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company’s cash and cash equivalents equaled $2,626,000 and the Company had working capital of $4,003,000.

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California. This credit facility originally was scheduled to terminate as of June 30, 2005; however, on July 1, 2005, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility to extend the term of the facility to June 30, 2007. In addition, this amendment altered the interest rate calculation, established a $50,000 maximum limit for purchasing or disposing of assets without Comerica Bank’s approval, and removed the restriction in the agreement on the Company’s ability to purchase, acquire, repurchase, retire or redeem any of the Company’s capital stock. As of July 1, 2005, the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of June 30, 2005 the rate associated with this note was 5.75%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of June 30, 2005, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000.

The Comerica loan is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibits the payment of dividends. As of June 30, 2005 the Company was in full compliance with all of the financial covenants. During the second quarter of 2005, the Company did not incur any interest expense associated with the Comerica loan.

Additionally, the Company has another note payable to One Source Financial. As of June 30, 2005, the balance on this note was $21,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at a fixed rate of 8.5% and is secured by certain fixed assets. The entire balance is included in current obligations under notes payable on the balance sheet.

The Company also has a capital equipment lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities. As of June 30, 2005, the balance outstanding on this lease was $703,000, of which approximately $179,000 is included in current obligations under capital leases on the balance sheet. The lease is scheduled to terminate in December 2008 and has a fixed interest of 7.5%. The lease is secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of June 30, 2005, the balance outstanding on this lease was $123,000, of which approximately $76,000 is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

The Company has a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. As of June 30, 2005, the balance outstanding on this lease was $2,000, all of which is included in current obligations. This lease is scheduled to terminate in August 2005, and has a fixed interest rate of 12.6%. The Company has no plans to renew this lease.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of June 30, 2005, the balance outstanding on this lease was $5,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

The following table summarizes our contractual obligations by year (in thousands).

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$521	$175	$346	$—	$—
Capitalized leases	833	258	423	152	—
Notes payable	21	21	—	—	—
Totals	$1,375	$454	$769	$152	$—

For the six months ended on June 30, 2005, net cash provided by operating activities was $647,000, compared to $1,401,000 for the six months ended June 30, 2004. The decrease of $754,000 in cash provided between the two periods is primarily due to an increase in inventories, supplies and prepaid expenses of $424,000 compared to only $80,000 in 2004. In the first six months of 2005, management decided not to finance any portion of the Company’s general and professional liability insurance premiums upon renewal as had been the practice in the past. As a result, the Company paid $516,000 in insurance premiums during the first six months of 2005 that remained mostly as prepaid expense as of June 30, 2005. Also contributing to lower cash provided by operating activities is a net decrease in accounts payable, accrued expenses and other liabilities of $260,000 in the first six months of 2005, compared with a net increase of $353,000 for the same period in 2004. Management has chosen to utilize some of the recent increase in available cash to keep obligations to vendors closer to term; however, some of the swing in this category is related to the coincidental timing of payment of payroll and vendor obligations relative to the quarter end. Finally, offsetting the two accounts that provided cash from operating activities is a net decrease in accounts receivable of $325,000 compared with a net increase of $9,000 for the first six months of 2004. Although this represents a substantial swing from last year to this year, the days sales outstanding statistic as of June 30, 2005 stood at 42 days, which compares favorably to 46 days outstanding as of December 31, 2004.

For the six months ended on June 30, 2005, net cash used in investing activities was $115,000, compared with $31,000 for the same period in 2004. The increase of $84,000 is primarily due to the Company’s investments in new vehicles and computer equipment expenditures during the first six months of 2005. The Company did not make similar investments in plant or equipment during the same period of 2004.

For the six months ended June 30, 2005, net cash provided by financing activities was $12,000 compared with net cash used of $906,000 for the six months ended June 30, 2004. The difference is due to (i) management’s strategy to pay down debt during the first six months of 2004, whereas management did not choose to further reduce debt in 2005 beyond the scheduled debt reduction payments, and (ii) proceeds of $151,000 were received from the purchase of stock and exercise of stock options during the first six months of 2005, whereas no such proceeds were received during the first six months of 2004.

The Company had previously decided to initiate a new information technology project to enhance the automation of its blood product operations. The Company has identified a preferred blood bank information system developer to provide this system, and is currently in contract negotiations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects approximately $2 million will be needed to complete this project.

Management anticipates that cash on hand and available borrowing on the bank line of credit will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project. The Company has entered into an amendment to the credit agreement with Comerica that extends the term of the line of credit to June 30, 2007.

The Company’s primary sources of liquidity include our cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Liquidity also depends on maintaining compliance with the various loan covenants.

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

Changes in demand for blood products could affect profitability

The Company’s operations are structured to produce particular blood products based on the existing demand, and perceived potential changes in demand, for these products by customers. Sudden and unexpected changes in demand of these products could have an adverse impact on the Company’s profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, adequately to fill orders. This could result in a net decrease in overall revenues and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

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

Market prices may not rise as costs increase which could reduce profitability

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

New competitor may cause a loss of customers and an increase in costs and impact profitability

A new company recently began operations providing therapeutic apheresis services in direct competition with the Company. This new company has hired several of the Company’s former employees, and as a result is aware of the Company’s customer base, business strategies and resources. In addition, this new company has hired, or attempted to hire, many of the Company’s trained apheresis nurses. This has caused the Company to incur significant recruitment costs to replace these nurses, and has caused the Company to dramatically increase nurses’ compensation. This new company has contracted with some of the Company’s customers. Therefore, it is possible that the introduction of this new competitor will have a negative impact on the Company’s future revenue for therapeutic apheresis services. In addition, it appears likely that the increase in costs associated with nurse retention and recruitment will negatively impact the future profitability for the blood services business segment.

Operations depend on obtaining the services of qualified medical professionals and competition for their services is strong

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

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. Decreases in reimbursement rates or increases which do not keep pace with higher costs, may impact the Company’s profitability.

Lease for a major production facility has expired and if the Company needs to vacate it may be unable to locate an alternative facility thereby disrupting business

The long-term lease for the Company’s Sherman Oaks production facility has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30-day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30-day notice to vacate and is unable to locate an alternative facility. The Company’s ability to produce platelet and whole blood products for Southern California customers may be severely impacted and result in a reduction of revenue and profitability.

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

Limited access to insurance could affect ability to defend against possible claims

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

Not-For-Profit status gives advantages to competitors since they are exempt from taxes

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

Potential adverse effect from changes in the healthcare industry, including consolidations, could affect access to customers

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

Future technological developments, including the development of synthetic substitutes for blood products, could jeopardize business

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

Potential inability to meet future capital needs could affect plans to finance future expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. The Company generated $1,545,000 in net income in 2004, and remained profitable in the first six months of 2005; however, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

Environmental risks could cause Company to incur substantial costs to maintain compliance

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

In addition, the Board of Directors has adopted a Shareholder’s Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders’ Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders’ Rights Plan may inhibit a change in control and, therefore, may materially adversely affect the shareholders’ ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders’ Rights Plan see the Company’s Current Report on Form 8 K filed with the SEC on March 5, 1998.

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded and Nasdaq stocks since they are less liquid

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has $854,000 of debt, all of which is in the form of notes payable and capitalized leases with fixed interest rates. As of June 30, 2005, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate. Accordingly, if the Company did draw against this line of credit, interest rate expense could fluctuate with rate changes in the U.S.

Item 4.                          Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and the principal financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the chief executive officer and the principal financial officer believe that, as of the end of the period covered by this report, except as described below, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in making known to them in a timely manner material information relating to the Company (including its consolidated subsidiaries, required to be included in this report).

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

There was no change in the Company’s internal control over financial reporting, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

a.      The Company’s Annual Meeting of Shareholders (the “Meeting”) was held on May 24, 2005.

b.     The following table shows the tabulation of votes for all matters put to vote at the Meeting:

Matters Put to Vote	For	Against	Withheld
1. Election of Five Directors
Julian L. Steffenhagen	6,913,998	N/A	565,292
Judi Irving	7,397,409	N/A	81,881
Robert L. Johnson	6,918,198	N/A	561,092
Terry Van Der Tuuk	7,417,809	N/A	61,481
Steven B. Gerber, M.D.	7,428,659	N/A	50,631
2. Amendment of 1996 Stock Incentive Plan to increase the number of shares that may be issued under the plan by 500,000	862,655	754,591	6,550
3. Ratification of the Appointment of Stonefield Josephson, Inc. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005.	5,344,637	366,264	38,154

Item 5.                          Other Information

a.      None

Item 6.                          Exhibits

a.      Exhibits

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 20, 2003.
10.1

Second Modification to Loan and Security Agreement between HemaCare Corporation and Coral Blood Services, Inc., as borrower, and Comerica Bank dated July 1, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 6, 2005.

10.2

Change of Control Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated June 6, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on June 10, 2005.

10.3

Change of Control Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer dated June 6, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on June 10, 2005.

11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	August 12, 2005	HEMACARE CORPORATION
(Registrant)
/s/ JUDI IRVING
Judi Irving, Chief Executive Officer
/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 20, 2003.
10.1

Second Modification to Loan and Security Agreement between HemaCare Corporation and Coral Blood Services, Inc., as borrower, and Comerica Bank dated July 1, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 6, 2005.

10.2

Change of Control Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated June 6, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on June 10, 2005.

10.3

Change of Control Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer dated June 6, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on June 10, 2005.

11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934