Form 10-Q
period 2005-09-30
HEMACARE CORP /CA/
filed 2005-11-10
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 9, 2005, 8,196,060 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2005

i

PART 1   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,910,000	$2,082,000
Accounts receivable, net of allowance for doubtful accounts—$82,000 in 2005 and $153,000 in 2004	3,727,000	3,378,000
Product inventories and supplies	706,000	566,000
Prepaid expenses	581,000	401,000
Other receivables	73,000	110,000
Total current assets	6,997,000	6,537,000
Plant and equipment, net of accumulated depreciation and amortization of $3,964,000 in 2005 and $3,470,000 in 2004	2,615,000	2,778,000
Other assets	54,000	29,000
	$9,666,000	$9,344,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,883,000	$1,730,000
Accrued payroll and payroll taxes	1,124,000	1,175,000
Other accrued expenses	208,000	274,000
Current obligations under capital leases	81,000	253,000
Current obligations under notes payable	12,000	37,000
Total current liabilities	3,308,000	3,469,000
Obligations under capital leases, net of current portion	27,000	701,000
Notes payable, net of current portion	—	2,000
Other long-term liabilities	—	5,000
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,170,560 and 8,064,060 issued and outstanding in 2005 and 2004	13,683,000	13,530,000
Accumulated deficit	(7,352,000)	(8,363,000)
Total shareholders’ equity	6,331,000	5,167,000
	$9,666,000	$9,344,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Blood products	$6,001,000	$4,444,000	$17,481,000	$14,325,000
Blood services	1,767,000	1,874,000	4,891,000	5,650,000
Total revenue	7,768,000	6,318,000	22,372,000	19,975,000
Operating expenses:
Blood products	4,954,000	3,706,000	13,922,000	11,943,000
Blood services	1,368,000	1,242,000	3,773,000	3,728,000
Total operating expenses	6,322,000	4,948,000	17,695,000	15,671,000
Gross profit	1,446,000	1,370,000	4,677,000	4,304,000
General and administrative expenses	1,149,000	1,062,000	3,659,000	3,262,000
Income from operations	297,000	308,000	1,018,000	1,042,000
Other income	—	167,000	—	167,000
Income before income taxes	297,000	475,000	1,018,000	1,209,000
Provision for income taxes	2,000	—	7,000	—
Net income	$295,000	$475,000	$1,011,000	$1,209,000
Basic earnings per share	$0.04	$0.06	$0.12	$0.16
Diluted earnings per share	$0.03	$0.06	$0.11	$0.15
Weighted average shares outstanding—basic	8,167,000	7,796,000	8,116,000	7,769,000
Weighted average shares outstanding—diluted	8,909,000	8,255,000	8,841,000	8,077,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,011,000	$1,209,000
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for bad debt	(3,000)	84,000
Recognition of deferred tax assets	—	(76,000)
Depreciation and amortization	498,000	493,000
(Gain) loss on disposal of assets	(3,000)	25,000
Changes in operating assets and liabilities:
Increase in net accounts receivable	(345,000)	(215,000)
Increase in inventories, supplies and prepaid expenses	(320,000)	(58,000)
Decrease in other assets	12,000	9,000
Increase in accounts payable, accrued expenses and other liabilities	31,000	189,000
Net cash provided by operating activities	881,000	1,660,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	13,000	17,000
Proceeds from notes receivable	—	20,000
Purchases of plant and equipment	(346,000)	(162,000)
Net cash used by investing activities	(333,000)	(125,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	21,000	47,000
Proceeds from the sales of common stock	132,000	130,000
Principal payments on notes payable and capitalized leases	(873,000)	(1,141,000)
Net cash by financing activities	(720,000)	(964,000)
(Decrease) increase in cash and cash equivalents	(172,000)	571,000
Cash and cash equivalents at beginning of period	2,082,000	935,000
Cash and cash equivalents at end of period	$1,910,000	$1,506,000
Supplemental disclosure:
Interest paid	$23,000	$76,000
Income taxes (refunded) paid	$(17,000)	$70,000
Items not affecting cash flow:
Insurance premiums financed	$—	$188,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 25, 2005 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2005 and December 31, 2004, the Company had uninsured cash and cash equivalents of $1,695,000 and $1,864,000, respectively.

Note 2—Line of Credit and Notes Payable

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California. This credit facility originally was scheduled to terminate as of June 30, 2005; however, on July 1, 2005, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility to extend the term of the facility to June 30, 2007. In addition, this amendment altered the interest rate calculation, established a $50,000 maximum limit for purchasing or disposing of assets without Comerica Bank’s approval, and removed the restriction in the agreement on the Company’s ability to purchase, acquire, repurchase, retire or redeem any of the Company’s capital stock. As of July 1, 2005, the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of September 30, 2005 the rate associated with this note was 6.5%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of September 30, 2005, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000.

The Comerica loan is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibits the payment of dividends. As of September 30, 2005 the Company was in full compliance with all of the financial covenants. During the third quarter of 2005, the Company did not incur any interest expense associated with the Comerica loan.

Additionally, the Company has another note payable to One Source Financial. As of September 30, 2005, the balance on this note was $12,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at a fixed rate of 8.5% and is secured by certain fixed assets. The entire balance is included in current obligations under notes payable on the balance sheet.

The Company also had a capital equipment lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $703,000. The lease was scheduled to terminate in December 2008 and had a fixed interest of 7.5%. The lease was secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of September 30, 2005, the balance outstanding on this lease was $104,000, of which $77,000 is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

The Company had a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $2,000. This lease was scheduled to terminate in August 2005, and had a fixed interest rate of 12.6%.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of September 30, 2005, the balance outstanding on this lease was $4,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$295,000	$475,000	$1,011,000	$1,209,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	14,000	21,000	166,000	62,000
Pro forma net income:	$281,000	$454,000	$845,000	$1,147,000
Net income per share—basic
As reported	$0.04	$0.06	$0.12	$0.16
Pro forma	$0.03	$0.06	$0.10	$0.15
Net income per share—diluted
As reported	$0.03	$0.06	$0.11	$0.15
Pro forma	$0.03	$0.05	$0.10	$0.14

Note 4—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$295,000	$475,000	$1,011,000	$1,209,000
Weighted average shares outstanding	8,167,000	7,796,000	8,116,000	7,769,000
Net effect of dilutive options and warrants	742,000	459,000	725,000	308,000
Diluted shares outstanding	8,909,000	8,255,000	8,841,000	8,077,000

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to change the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company, therefore, is required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

Options and warrants outstanding of 150,000 shares and 175,000 shares of common stock for the three and nine months ended September 30, 2005, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Options and warrants outstanding of 510,000 shares and 635,000 shares of common stock for the three and nine months ended September 30, 2004, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5—Provision for Income Taxes

The Company has substantial net operating losses from prior periods that will be available in 2005 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last eight quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company’s net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. At this time, the Company will not reduce the 100% deferred tax valuation reserve, but may choose to reduce this reserve in future periods. The Company estimates that $2,000 in taxes, related to alternative minimum taxes, has been incurred as a result of reportable income during the third quarter of 2005. For the first nine months of 2005, the Company estimates that $7,000 in taxes has been incurred as a result of reportable income.

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

Note 7—Exit and Disposal Activities

During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004. As a result, the Company incurred $4,000 for moving expenses associated with the closure of the donor center at Dartmouth-Hitchcock Medical Center. There were no closure costs related to the closure of the donor center at Presbyterian Intercommunity Hospital. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital of $294,000 in the first six months of 2004. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center of $595,000 in the first six months of 2004. There were no closures of donor centers in 2005.

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

The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described below under the heading “Risk Factors Affecting our Business.” The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes blood products to hospitals in the United States. The blood products distributed consist of those produced by the Company and purchased from other suppliers. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract with hospitals, as an outside purchased service.

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations, through the acquisition of a similar business, into portions of the eastern U.S. In 2003, new management, following a comprehensive evaluation of the Company’s operations, decided to reduce the number of geographic areas served, reduce the overhead costs associated with supporting the organization, and improve the revenue potential from the remaining geographic areas served by the Company. Management’s current strategy is to continue to build upon its profitable foundation, and to explore opportunities for growth in existing or new lines of business.

In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded $294,000 of revenue from the contract with Presbyterian Intercommunity Hospital in the first six months of 2004. The Company recorded $595,000 of revenue from the contract with Dartmouth-Hitchcock Medical Center in the first six months of 2004.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Overview

Revenue for the third quarter of 2005 represents the highest level of quarterly revenue in the Company’s history. Revenue of $7,768,000 for the third quarter of 2005 was $1,450,000, or 23%, higher than $6,318,000 reported in the same period of 2004. Blood products revenue increased $1,557,000, or

35.0%, as a result of increased product collections from the Company’s fixed site and mobile collection operations, increases in selected product prices, and a substantial increase in sales of products purchased from other suppliers. Blood services revenue decreased $107,000, or 5.7%, mostly as a result of a decrease in the number of procedures performed.

Gross profit in the third quarter of 2005 was $76,000, or 5.5%, higher compared to the third quarter of 2004 as a result of the Company’s record revenue. However, a decrease in profit margin in the Company’s blood services business segment associated with increased compensation to nurses, reduced the gross profit percentage to 18.6% compared with 21.7% for the same quarter of 2004.

Income from operations for the third quarter of 2005 was $297,000, compared with $308,000 reported for the same quarter of 2004, representing an $11,000, or 3.6%, decrease. This decrease was due to an $87,000 increase in general and administrative expenses related to consultants and other outside service providers, higher insurance and higher compensation expenses.

Net income of $295,000 for the third quarter of 2005 represents an $180,000, or 37.9%, decrease from the same period in 2004. During the third quarter of 2004, the Company recorded a one-time non-operating gain from the receipt of a $167,000 refund of sales taxes paid in prior periods. The increase in general and administrative expenses, combined with the sales tax refund in 2004, contributed to the overall decline in net income in the third quarter of 2005 compared with the same quarter of 2004.

Blood Products

For the three months ended September 30, 2005, blood product revenues increased $1,557,000, or 35.0%, compared with the same quarter of 2004. Sales of products collected at the Company’s fixed site and mobile collection operations increased $825,000, or 19.1%, compared with the third quarter of 2004 as a result of enhanced donor recruitment efforts and some increases in selected product prices. In addition, sales of products obtained from other suppliers increased $732,000, or 577%, compared with the third quarter of 2004 as a result of an expanded effort to import products from other suppliers in an attempt to satisfy customer demand. For the third quarter of 2005, 85.7% of the Company’s blood products revenue was generated by fixed site and mobile operations, whereas 14.3% was from products obtained from other suppliers, compared to 97.2% and 2.8%, respectively, for the same period of 2004.

For the three months ended September 30, 2005, gross profit for the blood products segment increased $309,000, or 41.9%, compared with the third quarter of 2004. This improvement is mostly due to higher sales volume at the Company’s blood collection operations, and from sales of product purchased from other suppliers. The gross profit percentage for blood products improved to 17.4% in the third quarter of 2005, from 16.6% for the same quarter of 2004 as the result of i) increases in selected product prices and, ii) increased operational efficiencies realized from higher volumes.

Blood Services

Revenues from blood services decreased by $107,000, or 5.7%, to $1,767,000 in the third quarter of 2005 from $1,874,000 in the same period of 2004. This decrease was mainly due to a 5.7% decrease in the number of therapeutic apheresis procedures performed during the quarter compared with the same quarter in 2004, and is mostly as a result of a major customer in Maine requesting the termination of the Company’s in-patient therapeutic apheresis services.

Gross profit for the blood services segment decreased $233,000, or 36.9%, from $632,000 in the third quarter of 2004 to $399,000 during the same period of 2005. For the quarter, this business segment produced a gross profit percentage of 22.6%, compared with 33.7% for the same quarter in 2004. This decrease is primarily the result of a decrease in revenues and increases in nursing compensation due to increased competition for trained apheresis nurses. In addition, the Company has increased the number of staff and related expenses associated with the management and marketing of this business segment.

General and Administrative Expenses

General and administrative expenses increased by $87,000, or 8.2%, to $1,149,000 in the third quarter of 2005 from $1,062,000 in the same period of 2004. This increase was primarily due to a $54,000 increase in salary expense, a $28,000 increase in the cost of liability insurance, and a $20,000 increase in expense for outside services, consultants and temporary personnel. The increase in salary expense reflects higher compensation paid to senior management as approved by the Compensation Committee in March 2005 after completing an extensive evaluation of management compensation relative to the marketplace. The cost of general and professional liability insurance increased $28,000 compared with the third quarter of 2004 as most of the Company’s insurance policies expired during the second quarter of 2005, and premiums increased upon renewal. Finally, the increase in outside services and temporary personnel expenses is mostly related to recruitment costs associated with filling several key management level positions. The increases in general and administrative expenses in the third quarter of 2005 were offset by a $43,000 reduction in benefits expense compared with the same period of 2004. This decrease was mostly the result of the elimination of previously accrued benefits expenses associated with a terminated benefits program.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for the third quarter of 2005. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2005. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the third quarter of 2005, the Company recorded $2,000 to the provision for income taxes based on these estimates.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Overview

The Company generated $1,011,000 net income for the first nine months of 2005, which represents a $198,000, or 16.4%, decrease in net income compared with the same period in 2004. Revenues for the period were $22,372,000, which represents a $2,397,000, or 12.0%, increase, from $19,975,000 generated during the same period in 2004. Blood products revenue increased $3,156,000, or 22.0%, as a result of increased collection rates, increases in selected product prices, and increased sales of products purchased from other suppliers. Blood services revenue decreased $759,000, or 13.4%, mostly as a result of a decrease in the number of procedures performed in the Southern California market. Higher overall revenues resulted in higher gross profit in the first nine months of 2005 compared with the first nine months of 2004; however, higher general and administrative expenses, mostly for increased compensation to senior management, and for consultants and other outside service providers, increased $397,000, or 12.2%, compared with the same period in 2004. These factors, combined with the receipt of a $167,000 sales tax refund in 2004, contributed to the overall decline in net income in the first nine months of 2005 compared with the same period of 2004.

The results generated during the first nine months of 2005 do not include the activities of three business units the Company operated in the first six months of 2004. During the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina. During the second quarter of 2004, the Company was informed by Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire and Presbyterian Intercommunity Hospital in Whittier, California that the Company’s blood center management contracts with these hospitals would not be renewed upon expiration in June 2004.

Blood Products

The following table summarizes the revenues, gross profit and sales volumes associated with donor centers operated by the Company, and those donor centers the Company no longer operates as of September 30, 2005:

For the nine month period ended September 30, 2005
(Revenues and Gross Profit in Thousands)

	Ongoing Centers		Closed Centers		Total Company
	2005	2004	2005	2004	2005	2004
Revenues	$17,481	$13,475	$—	$850	$17,481	$14,325
Gross Profit	3,559	2,196	—	186	3,559	2,382
Gross Profit %	20.4%	16.3%	N/A	21.9%	20.4%	16.6%

For the nine months ended September 30, 2005, blood product revenues increased $3,156,000, or 22.0%, compared with the same period of 2004. The increase in revenue is directly attributable to higher sales volumes at the Company’s ongoing donor centers, which generated $4,006,000, or 29.7%, more revenue in the period than in the same period of 2004 principally as a result of a $1,291,000, or 9.2%, increase in sales of product produced through the Company’s collection operations, and a 1,865,000, or 534.4%, increase in sales of products purchased from other suppliers. The increase in revenue through the Company’s collection operations is the result of enhanced donor recruitment efforts, and increases in selected product prices. Revenue from products purchased from other suppliers increased as a result of increasing sales volumes of these products.

The substantial increase in blood products revenues was partially offset by the loss of revenues from three donor centers the Company no longer operates. In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina that generated $65,000 in blood products revenue in the first quarter of 2004. In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire expired and were not renewed. The Company recorded $785,000 in revenues from these contracts in the first nine months of 2004.

For the nine months ended September 30, 2005, gross profit for the blood products segment increased $1,177,000, or 49.4%, compared with the same period of 2004. This improvement is due to a $1,366,000, or 62.3%, increase in gross profit at the Company’s ongoing donor centers compared to the same period in 2004. The gross profit improvement for the ongoing donor centers is mostly attributable to higher sales volume, which was accomplished without a commensurate increase in operating costs. In addition, the gross profit percentage for ongoing donor centers improved to 20.4% in the first nine months of 2005, from 16.3% for the same period of 2004 as the result of i) increases in selected product prices, and ii) increased operational efficiencies realized from higher sales volumes.

Blood Services

Revenues from blood services decreased by $759,000, or 13.4%, to $4,891,000 in the first nine months of 2005 from $5,650,000 in the same period of 2004. The decrease was mainly due to a 19.0% decrease in the number of therapeutic apheresis procedures performed. This decrease is due to several factors including (i) competition from other service providers, and (ii) a major customer in Maine requesting the termination of the Company’s in-patient therapeutic apheresis services.

Gross profit for the blood services segment decreased $804,000, or 41.8%, from $1,922,000 in the first nine months of 2004 to $1,118,000 during the same period in 2005. For the first nine months of 2005, this business segment produced a gross profit percentage of 22.9%, compared with 34.0% for the same period in 2004. This decrease is primarily the result of a decrease in revenues and increases in nurse compensation due to increased competition for trained apheresis nurses. In addition, in an attempt to attract and retain customers, the Company has increased the number of staff and related expenses associated with the management and marketing of this business segment.

General and Administrative Expenses

General and administrative expenses increased by $397,000, or 12.2%, to $3,659,000 in the first nine months of 2005 from $3,262,000 in the same period of 2004. This increase was primarily due to a $289,000 increase in expense for outside services, consultants and temporary personnel in support of a variety of projects, a $132,000 increase in accrued bonus, commission and employee benefit expenses, a $54,000 increase in the cost of liability insurance, and the recognition of $22,000 in compensation expense associated with the purchase of stock through the Employee Stock Purchase Plan. Offsetting these expenses was an $88,000 reduction in bad debt expense. The increase in outside services, consultants and temporary personnel expenses is related to recruitment costs associated with filling several key management level positions, consultants to assist the Company with various projects, and the use of temporary personnel to fill various vacant positions. Bonus, commission and benefit expense increased as a result of an increase in the accrual for management bonuses related to achieving performance and profitability targets, and an increase in the cost of selected benefit programs. The increase in liability insurance is the result of premium increases associated with the Company’s professional liability insurance, which renewed in the second quarter of 2005. Finally, $22,000 in compensation expense was recognized in the first six months of 2005 related to the purchase of 80,000 shares of the Company’s common stock through the Employee Stock Purchase Plan (“Plan”). The Plan requires that the price to purchase shares be based on an average of the closing price in the Company’s common stock for a period of ten (10) trading days starting two (2) trading days following an earnings announcement. The average price for the period following the Company’s first quarter 2005 earnings announcement was $1.37 per share. The Plan provides that purchasers have five (5) business days to complete any purchase after the purchase price is determined. On June 7, the day the 80,000 shares were purchased, the closing price for the Company’s stock was $1.65. Accounting rules require that any discount in the price paid for stock through such plans from the price available in the marketplace be recognized as compensation expense to the Company. Therefore, the Company recognized $22,000 in compensation expense related to this transaction in the first six months of 2005, contributing to the overall increase in general and administrative expenses compared to the same period in 2004. The offsetting reduction in bad debt expense during the first nine months of 2005, was the result of improved collection efforts. During the first half of 2004, the Company experienced an increase in bad debts expense associated with the disruption in collections caused by the implementation of management’s restructuring plan that closed six donor centers in late 2003. Since then, the Company’s collections have stabilized, and as a result the bad debt expense in the first nine months of 2005 decreased significantly compared with the same period in 2004.

Income Taxes

The Company has sufficient net operating loss carryforward to avoid most federal income tax expense for the first nine months of 2005. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2005. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryfoward.

Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first nine months of 2005, the Company recorded $7,000 to the provision for income taxes based on these estimates, most of which was recorded in the second quarter of the year.

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

Liquidity and Capital Resources

As of September 30, 2005, the Company’s cash and cash equivalents equaled $1,910,000 and the Company had working capital of $3,689,000.

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California. This credit facility originally was scheduled to terminate as of June 30, 2005; however, on July 1, 2005, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility to extend the term of the facility to June 30, 2007. In addition, this amendment altered the interest rate calculation, established a $50,000 maximum limit for purchasing or disposing of assets without Comerica Bank’s approval, and removed the restriction in the agreement on the Company’s ability to purchase, acquire, repurchase, retire or redeem any of the Company’s capital stock. As of July 1, 2005, the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of September 30, 2005 the rate associated with this note was 6.5%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of September 30, 2005, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000.

The Comerica loan is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibits the payment of dividends. As of September 30, 2005 the Company was in full compliance with all of the financial covenants. During the third quarter of 2005, the Company did not incur any interest expense associated with the Comerica loan.

Additionally, the Company has another note payable to One Source Financial. As of September 30, 2005, the balance on this note was $12,000, which is due in full on January 25, 2006. The note requires quarterly payments of approximately $10,000 including interest at a fixed rate of 8.5% and is secured by certain fixed assets. The entire balance is included in current obligations under notes payable on the balance sheet.

The Company also had a capital equipment lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $703,000. The lease was scheduled to terminate in December 2008 and had a fixed interest of 7.5%. The lease was secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of September 30, 2005, the balance outstanding on this lease was $104,000, of which approximately $77,000 is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

The Company had a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $2,000. This lease was scheduled to terminate in August 2005, and had a fixed interest rate of 12.6%.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of September 30, 2005, the balance outstanding on this lease was $4,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

The following table summarizes our contractual obligations by year (in thousands).

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$496	$86	$397	$13	$—
Capitalized leases	108	61	47	—	—
Notes payable	12	12	—	—	—
Totals	$616	$159	$444	$13	$—

For the nine months ended on September 30, 2005, net cash provided by operating activities was $881,000, compared to $1,660,000 for the nine months ended September 30, 2004. The decrease of $779,000 in cash provided between the two periods is primarily due to an increase in cash used for inventories, supplies and prepaid expenses of $320,000 compared to only $58,000 in 2004. This is mostly due to greater levels of inventory associated with supporting higher levels of revenue, and the prepayment of all of the Company’s liability insurance renewal during the second quarter of 2005, unlike the prior year. In addition, an increase in cash used for accounts receivables, $345,000 compared to $215,000 for the first nine months of 2005 and 2004, respectively, contributed to the decrease in cash generated by operating activities. This is the result of higher revenue in the first nine months of 2005 compared with the same period of 2004. As of September 30, 2005, the days sales outstanding statistic stood at 42 days, which compares favorably to 46 days outstanding as of December 31, 2004. Also contributing to lower cash provided by operating activities is a smaller increase in accounts payable, accrued expenses and other liabilities of $31,000 in the first nine months of 2005, compared with $189,000 for the same period in 2004. Management has chosen to utilize some of the recent increase in available cash to keep obligations to vendors closer to term; however, some of the swing in this category is related to the coincidental timing of payment of payroll and vendor obligations relative to the quarter end.

For the nine months ended on September 30, 2005, net cash used in investing activities was $333,000, compared with $125,000 for the same period in 2004. The increase of $208,000 is primarily due to the Company’s investments in new blood product collection equipment and software upgrades, new vehicles and new computer equipment during the first nine months of 2005. The Company did not make similar investments in plant or equipment during the same period of 2004.

For the nine months ended September 30, 2005, net cash used by financing activities was $720,000 compared with $964,000 for the nine months ended September 30, 2004. Management paid down $703,000 remaining on the Gambro capital lease during the third quarter of 2005, whereas more outstanding debt owed to creditors was paid during the same period of 2004.

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

Risk Factors Affecting the Company

Short and long-term success is subject to many factors that are beyond management’s control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

Declining blood donations could affect profitability

The business depends on the availability of donated blood. Only a small percentage of the population donates blood, and regulations intended to reduce the risk of introducing infectious diseases in the blood supply have decreased the pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability in blood products.

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

Competition may cause a loss of customers and an increase in costs and impact profitability

Competition within the therapeutic apheresis service industry is constantly changing. Recent consolidations of therapeutic apheresis providers has changed the competitive environment for the Company’s blood services segment. Competition for customers and trained apheresis nurses is increasing. This has caused the Company to incur significant recruitment costs to replace nurses, dramatically increase nurses’ compensation and to incur higher marketing related expenses in order to attract and retain customers. Therefore, it is possible that the changes in the therapeutic apheresis service industry will have a negative impact on the Company’s future revenue for therapeutic apheresis services, and might negatively impact the future profitability for the blood services business segment.

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

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. In addition, to the degree that the Company’s hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company’s revenue. If the Company is unable to increase prices for goods and services in order to maintain customer demand, as costs increase, the Company’s profitability may be adversely affected.

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

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to supply important supplies and services that may not always be available when the Company needs them. Disruptions in the ability of these vendors to provide products and services may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at the same prices as the Company’s current vendors. If the Company cannot obtain the products and services it currently uses, the Company’s ability to produce products and provide services to its customers may be severely impacted and result in a reduction of revenue and profitability.

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

Potential adverse effect from changes in the healthcare industry, including consolidations, could affect access to customers

Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. There has been significant consolidation among healthcare providers as providers seek to enhance efficiencies, and this consolidation is expected to continue. Several of the Company’s customers have recently been sold, or are currently available for sale. As a result of these trends, the Company may be limited in its ability to increase prices for products in the future, even if costs increase. Further, customer attrition as a result of consolidation or closure of hospital facilities may adversely impact the Company.

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

Potential inability to meet future capital needs could affect plans to finance future expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. The Company generated $1,545,000 in net income in 2004, and remained profitable in the first nine months of 2005; however, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Ability to attract, retain and motivate management and other skilled employees

The Company’s success depends significantly on the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, the blood product and blood service industries. The Company does not have employment agreements with most key employees, nor maintains life insurance policies on them. The loss of key personnel, especially without advance notice, or the Company’s inability to hire or retain qualified personnel, could have a material adverse affect on revenue and on the Company’s ability to maintain a competitive advantage. The Company cannot guarantee that it can retain key management and skilled personnel, or that it will be able to attract, assimilate and retain other highly qualified personnel in the future.

Heavily regulated industry could increase operating costs

The business of collecting, processing and distributing blood and blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In addition, state and federal laws include anti-kickback and self-referral prohibitions and other regulations that affect the relationships between blood banks, hospitals, physicians and other persons who refer business to each other. Health insurers and government payers, such as Medicare and Medicaid, also limit reimbursement for products and services, and require compliance with certain regulations before reimbursement will be made.

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

Environmental risks could cause the Company to incur substantial costs to maintain compliance

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

Quarterly revenue and operating results may fluctuate in future periods, and the Company may fail to meet investor expectations

The Company’s quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future due to a number of factors, many of which are not within the Company’s control. If quarterly revenue or operating results fall below the expectations of investors, the price of the Company’s common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•       changes in demand for the Company’s products and services, and the ability to attain the required resources to satisfy customer demand;

•       ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;

•       ability to manage inventories, accounts receivable and cash flows;

•       ability to control costs;

•       ability to attract qualified blood donors.

The amount of expenses incurred depends, in part, on expectation regarding future revenue. In addition, since many expenses are fixed in the short term, the Company cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

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

Stock price could be volatile

The price of HemaCare’s common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of HemaCare’s common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in HemaCare’s common stock makes it more vulnerable to rapid changes in price in response to market conditions.

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has $120,000 of debt, all of which is in the form of notes payable and capitalized leases with fixed interest rates. As of September 30, 2005, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate. Accordingly, if the Company did draw against this line of credit, interest rate expense could fluctuate with rate changes in the U.S.

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

The Company continues to evaluate the existing internal control structure. As a result, management has identified several internal control weaknesses. Of these, the Company has alternative controls in place, which management believes prevents any material misstatement of the Company’s financial statements. Nevertheless, management intends to modify the existing internal control structure to eliminate any significant weaknesses with the objective of eliminating or reducing reliance on alternative controls.

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

None.

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

Date	November 10, 2005	HEMACARE CORPORATION
(Registrant)
		By:	/s/ JUDI IRVING
Judi Irving, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 20, 2003.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934