Form 10-K
period 2005-12-31
HEMACARE CORP /CA/
filed 2006-03-21
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 0-15223

HEMACARE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3280412
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

21101 Oxnard Street
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (818) 226-1968
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value) Rights to purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). ☐ YES     ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the last sale price of the Common Stock as reported by the OTC Bulletin Board), was approximately $6,656,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES     ☒ NO

As of February 20, 2006, 8,196,060 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1.                     BUSINESS

This 2005 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See “Item 1A. Risk Factors”). The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes blood products to hospitals and other customers in the United States. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are usually provided under contract with hospitals as an outside purchased service.

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. Since 2003, the Company’s earnings improved as a result of the successful implementation of management’s plan. The Company’s current strategy is to continue to focus on increasing the utilization of existing capacity in those markets currently served by the Company, expand the customer base for blood products to include biopharmaceutical companies and other organizations involved in research activities, and expand the market potential for therapeutic apheresis services through physician education and other marketing efforts.

Although most blood suppliers are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a blood supplier with significant operations in the U.S.

Recent Developments

Continued Improvement in Overall Profitability

The Company recorded income before income taxes of $1,686,000 in 2005, representing the highest annual pretax earnings in the history of the Company, exceeding the prior record of $1,563,000 recorded in 2004. This represents a substantial change from the $1,695,000 loss before income taxes recorded in 2003. This accomplishment was due to the successful implementation in late 2003 of a restructuring plan designed to eliminate poorly performing operations, reduce overhead costs and improve the product collection capabilities in the geographic areas served by the Company. In addition, the Company has experienced increasing demand for blood products from existing customers, as well as from new customers, who are attracted by the Company’s customized blood products delivery system. Since the implementation of the restructuring plan, the Company has recorded nine consecutive profitable quarters.

Improvement in Revenue and Profitability for Blood Products Business Segment

The Company’s blood products segment generated substantially higher revenue and profits in 2005 compared with 2004. Revenue for this segment increased $5.2 million, or 27%, compared to 2004, which is mostly attributable to higher sales volumes of blood products in the Company’s California and Maine operations. The Company successfully increased the supply of blood products offered for sale through increased collections at Company operated donor centers and mobile operations, and through the purchase of products from other suppliers. In addition, this segment recorded a $1.7 million, or 49%, increase in gross profit in 2005 compared with 2004. This segment’s gross profit percentage improved to 20.6% in 2005 compared with 17.5% for 2004, mostly attributable to increased operational efficiencies realized from higher sales volumes.

Declining Revenue and Profitability for Blood Services Business Segment

The Company’s blood services segment generated lower revenue and profits in 2005 compared with 2004. This business segment recorded $800,000, or 10.9%, less revenue in 2005 compared with 2004, which is mostly attributable to a decrease in the number of therapeutic apheresis procedures performed. The revenues for the blood services segment fluctuate significantly with changes in the number of procedures performed. In addition, this segment recorded a $900,000, or 37%, decrease in gross profit in 2005 compared with 2004. This segment’s gross profit percentage decreased to 22.9% in 2005 compared with 32.4% for 2004, mostly attributable to a decrease in revenue, higher staff compensation, and higher expenses to manage and market this segment.

Infrastructure Investments

The Company began to invest the resources generated by recently improved profitability in infrastructure projects to enhance regulatory compliance, management reporting and long-term profit potential for the Company’s blood products business. Some of these investments include a document management system, a new accounting and financial reporting system, and investments in new facilities, equipment and vehicles. In addition, a new blood bank information management system is planned. These infrastructure enhancement projects are expected to cost approximately $2.5 million. Some of these projects are targeted for completion as early as Spring of 2006, while others are expected to finish in 2008.

Debt Reduction

Over the past three years, the Company has reduced outstanding debt by $2.8 million. During this same period, the Company’s cash balance increased by $1.6 million. As of December 31, 2005, the Company’s remaining debt balance was only $88,000. The recent improvement in the Company’s profitability, as well as improved management of the Company’s cash collection activities, provided management with the cash to reduce debt.

Business Segments

HemaCare operates two primary business segments. The first is the blood products segment, which supplies customers with red blood cells, apheresis platelets and other blood products. The second is the blood services segment which includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients typically in a hospital setting.

Blood Products Operations

The practice of medicine depends on a reliable, adequate and safe supply of blood products. Most blood products collections consist of single units of whole blood. The Company contracts with local hospitals to serve as their whole blood collection contractor. The Company solicits sponsor organizations, such as employers, schools or churches, to conduct blood drives on behalf of the hospital customer. The Company’s recruitment staff works with the staff of the sponsor organization to encourage individuals associated with the sponsor to donate blood at a blood drive usually conducted at the sponsor’s facilities. The actual collection process is simple and safe for the donor. Whole blood collected at blood drives is tested and processed into blood products, principally red blood cells and plasma, and then offered to the hospital customers for transfusion to patients.

The Company also performs collections of blood components, principally platelets, utilizing a cell separator. This process, known as apheresis, allows for the collection of only the desired components of a donor’s blood, returning the other components to the donor’s blood stream. Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process, and longer donation times. Recruiting and retaining donors is critical to the success of the Company’s blood products operations. Apheresis platelet donors are recruited from the most dedicated and committed subset of the whole blood donor population. The Company has demonstrated a consistent track record of donor recruitment for apheresis platelet donors.

Blood products revenue depends on a number of factors, including the success of the Company’s donor recruitment efforts, the success of the Company’s marketing efforts to attract and retain new customers, and the ability of the Company to properly process, store and transport blood products to customers prior to the products’ expiration dates. All bloods products have a limited therapeutic life.

Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration (“FDA”) is the agency principally responsible for the regulation of the blood products industry in the U.S. The Company’s blood products operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel. Additionally, the Company’s operations are licensed, regulated and inspected by various state agencies.

The AABB is the blood industry sponsored organization responsible for maintaining and improving science, safety, quality and education relating to blood. The Company is an institutional member, and the Company’s operations are accredited by the AABB.

The Company operates free standing blood collection centers and mobile blood collection operations in Southern California and Maine, and a hospital-based collection center in Massachusetts.

Blood Services Operations

Therapeutic apheresis is a technique for removing harmful components from a patient’s blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are generally provided upon the request of a hospital, which has received an order from a patient’s physician. Therapeutic treatments are administered using mobile equipment operated at the patient’s bedside, a hospital outpatient setting or physician office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. Treatments are administered by trained, nurse-specialists, under the supervision of a specially trained physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”).

Since requests for therapeutic apheresis treatments are often sporadic and unpredictable, many hospitals choose not to equip, staff and maintain an apheresis unit. The existing nurse shortage in the U.S. has also hindered hospital efforts to adequately staff apheresis units. The Company’s services enable hospitals to offer therapeutic apheresis services to their patients on an “as needed” basis without incurring the costs associated with maintaining a full-time team of apheresis specialists. In addition, the Company’s services can serve to supplement a hospital’s existing apheresis capability when demand exceeds capacity.

Blood services revenue depends on a number of factors, including the occurrence of disease states that are appropriately treated by these services, and the perceived benefits of blood therapies compared to alternative courses of treatment. The Company believes that physician education on the benefits of therapeutic apheresis results in an increase in the application of such treatments in medically appropriate circumstances. The Company’s affiliated medical directors conducteducational seminars for physicians to inform them of the benefits of therapeutic apheresis relative to other modes of patient treatment.

The Company provides therapeutic services using all currently recognized treatment methods:  plasma exchange and cell depletion; in-line immunoadsorbant columns; stem cell collection; and photopheresis. Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. The Company provides therapeutic apheresis services on a regional basis in several states. Major operations are in Southern California and the greater New York City area.

Competition

General

Most U.S. blood products suppliers are organized as not-for-profit, tax-exempt entities. However, all blood suppliers charge fees to hospitals for the products utilized. These fees are generally set at levels based on the supply and demand for specific products, and are influenced by the competition amongst blood products suppliers and federal reimbursement rates to hospital customers. Many suppliers have greater financial, technical and personnel resources than the Company. In addition, since many of the Company’s competitors are tax-exempt, they do not bear the tax burden the Company faces, and they have access to lower cost tax-exempt debt financing. Their status as charitable institutions may also give them an advantage in recruiting volunteer donors. The Company competes on the basis of responsiveness to customer needs, value-based pricing and the high quality of the services provided.

Blood Products

In the United States, approximately 50% of all blood products are supplied by the American Red Cross (“ARC”) through its national collection network, and approximately 40% are supplied by local and regional blood centers, including the Company. The remainder is collected by hospitals directly.

The Company competes in the marketplace through a strategy of offering blood product supply programs tailored to the requirements of individual customers. The Company consistently reevaluates and revises its product supply programs to respond to marketplace factors. Some competitors have advantages over the Company as a result of established positions and relationships within the communities they serve. In addition, the ARC’s size and market dominance provides them with greater resources to sustain periods of unprofitable sales, or to adopt aggressive pricing strategies for the purpose of defending or increasing market share.

Blood Services

The competition in the therapeutic blood services business is primarily regional and community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company’s blood services business also includes companies that market or provide many of these competing medical therapies. The Company believes that it competes in this market by offering highly trained and experienced nurses and greater availability for customers with immediate needs. In addition, the Company provides education to the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases.

Sales to Major Customers

The Company provides products and services to individual hospitals, hospital groups and hospital management companies, all of which are referred to as “customers” for purposes of identifying concentration risk in this section. During 2005 only two customers represented more than 10% of the Company’s total revenue. One customer accounted for approximately 14.8% of total revenue, and the other accounted for approximately 10.1%. The next largest customer accounted for approximately 8.4% of total revenue. The Company’s ten largest customers accounted for 62.2% of total revenues. The Company has no relationship with any of these customers other than as a provider of blood products and services.

Marketing

The Company’s marketing programs include a combination of medical education, advertising and promotional programs, in-person sales and other marketing programs directed to selected physicians and hospitals. The Company markets its products and services in the form of supply programs that meet the specific needs of individual customers. As a smaller company than the main competitors in the blood products marketplace, HemaCare offers more flexibility in supply arrangements and pricing structure. This flexibility, a focus on customer service, and expertise, are the main messages communicated to potential customers. The Company promotes and markets its blood services segment through in-person sales, direct marketing, and physician education.

Human Resources

As of February 17, 2006, the Company had 244 employees, including 61 part-time employees. Most of the Company’s professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

None of the Company’s employees is represented by a labor union. The Company considers its relations with its employees to be good.

Suppliers

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposable supplies, replacement fluids, testing services and blood products. Generally, the Company has not experienced difficulty in obtaining most of its equipment and supplies; however, if there were material adverse changes in the sources of its supplies, the Company’s operations could be adversely affected. In particular, in the event of a war or other international conflict or natural disaster, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

During 2005, the Company received goods and services from two major vendors that represented more than 10% of the Company’s total costs. One vendor, that represents 18% of total costs, provides products that support the Company’s apheresis activities. The other vendor, that represents 15% of total costs, provides laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

The Company utilizes blood donors to provide the platelets and whole blood required to produce the blood products manufactured and sold by the Company. The Company competes with the ARC and other blood suppliers in recruiting its volunteer donors. The growth of the Company’s manufactured blood products business is dependent on the Company’s ability to attract, screen and retain qualified donors.

Government Regulation

Blood Product Operations

Blood products suppliers are subject to extensive regulation by the FDA and various state licensing authorities. FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood products industry, including: recruiting; screening blood donors; processing, testing, labeling, storing and shipping blood products; recordkeeping; and communications with hospital customers and donors. FDA regulations also extend to the manufacturers of all critical supplies and equipment used in the blood supply industry.

The Company views blood product safety and compliance with governmental regulations as paramount concerns at all times. The Company has developed extensive procedures and internal quality control programs to increase compliance with all governmental regulations and industry standards. Employees routinely participate in training classes. Employees are tested at the conclusion of these classes to insure that the desired level of understanding of the Company’s compliance and safety procedures is achieved. Finally, HemaCare’s Regulatory Affairs and Quality Assurance Department conducts periodic audits of each operating unit to identify the level of compliance with regulatory procedures.

During the past year, the FDA conducted inspections at selected HemaCare facilities. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues. As a result, the Company believes that it is in compliance with current FDA regulations.

Periodically, the Department of Health for the State of California conducts audits of the Company’s facilities located in California. These audits focus on compliance with specific California laws that cover HemaCare’s operations. At the conclusion of these audits, the Department of Health provides the Company with a list of observations to address. The Company believes that it is in compliance with California regulations governing the Company’s operations within the state.

Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities. All of the Company’s facilities operate under an FDA registration, with the exception of a blood collection facility within a hospital that operates under the hospital’s FDA registration.

The FDA also issues licenses to organizations within the blood supply industry to ship blood products across state lines if the qualifying organization can demonstrate adequate employee training programs, procedure documentation and quality control systems to insure the quality of the products shipped. HemaCare holds a license for its Sherman Oaks, California and Scarborough, Maine facilities to ship selected blood products across state lines. The Company has submitted expanded license requests to the FDA for additional blood products manufactured at Sherman Oaks, and for a license for blood products produced by the Company’s Bangor, Maine facility. These requests are pending with the FDA.

Other Matters

State and federal laws set forth anti-kickback and self-referral prohibitions, and otherwise regulate financial and referral relationships between blood suppliers, hospitals, physicians and others in the blood supply industry. The Company believes its present operations comply with all currently applicable regulations in this area.

Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy’s patients amounted to approximately 2%, or less, of the Company’s total revenues in each of the three years ended December 31, 2005. There are no agreements between Dr. Levy and the Company’s hospital customers that require the hospitals to select HemaCare to provide therapeutic services to Dr. Levy’s patients.

New health care regulations are continuously under consideration by lawmakers at the federal level, and in many of the individual states in which the Company operates. New regulations could have a direct impact on the Company and its operations. A regulatory agency recently released a draft proposal to lengthen the time between donations that could negatively impact the Company’s collection efforts. Such a change may require costly compliance efforts, and may cause some of the Company’s operations to be prohibitively expensive or impossible to continue. The Company is not aware of any other specific proposed regulation that would have a material adverse impact on the Company; however, the Company is uncertain what changes may be made in the future regarding health care policies, especially those regarding hospital reimbursements, health insurance coverage, product testing, record keeping and managed care that may materially impact the Company’s operations.

Professional and Product Liability Insurance

The blood product and service business is inherently subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $3,000,000 for a single occurrence and $5,000,000 in the aggregate per year. There can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available at affordable premium costs. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Additional Information

The Company makes available free of charge through its website, www.hemacare.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the Securities and Exchange Commission (the “SEC”). The Company’s filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A                RISK FACTORS

The Company’s short and long-term success is subject to many factors that are beyond management’s control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those in “Item 1A—Risk Factors” or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

Changes in demand for blood products could affect profitability

The Company’s operations are structured to produce particular blood products based on customers’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand of these products could have an adverse impact on the Company’s profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, adequately to fill orders. This could result in a net decrease in overall revenues and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

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

Competition may cause a loss of customers and an increase in costs and impact profitability

Competition within the blood services and blood products industries is constantly changing. Recent consolidations of blood services providers has changed the competitive environment for the Company’s blood services segment. Competition for customers and trained apheresis nurses is increasing. This has caused the Company to incur significant recruitment costs to replace nurses, dramatically increase nurses’ compensation and incur higher marketing related expenses in order to attract and retain customers. In addition, consolidations and affiliations within the hospital industry have changed the market for the blood products segment. The newly consolidated or affiliated hospitals have started to negotiate with the Company as a group, and therefore exert greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

Operations depend on obtaining the services of qualified professionals and competition for their services is strong

The Company is highly dependent upon obtaining the services of qualified professionals. In particular, the Company’s operations depend on the services of registered nurses and other medical technologists, regulatory and quality assurance professionals, and others with knowledge of the blood industry. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. If the Company is unable to attract and retain a staff of qualified professionals, operations may be adversely affected.

Heavily regulated industry could increase operating costs

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In addition, state and federal laws include anti-kickback and self-referral prohibitions and other regulations that affect the shipping of blood products and the relationships between blood banks, hospitals, physicians and other persons who refer business to each other. Health insurers and government payers, such as Medicare and Medicaid, also limit reimbursement for products and services, and require compliance with certain regulations before reimbursement will be made.

The Company devotes substantial resources to complying with laws and regulations, and believes it is currently in compliance; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in a finding that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future. A regulatory agency recently released a draft proposal to lengthen the time between donations that could negatively impact the Company’s collection efforts. Such changes in the laws and regulations over blood product operations may require costly compliance efforts which may cause some of the Company’s operations to be prohibitively expensive or impossible to continue.

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid and Medicare patients impact the fees that the Company is able to negotiate with hospitals. In addition, to the degree that the Company’s hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company’s revenue. If the Company is unable to increase prices for goods and services, the Company’s profitability may be adversely affected.

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

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to provide important supplies and services. Disruptions in the ability of these vendors to provide products and services may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at the same prices as the Company’s current vendors. In particular, the number of vendors supplying albumin, which is a critical supply used by the Company’s blood services business segment, has declined. If the Company cannot obtain the products and services it currently uses, the Company’s ability to produce products and provide services to its customers may be severely impacted and result in a reduction of revenue and profitability.

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

Future technological developments, including the development of synthetic substitutes for blood products, could jeopardize business

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop alternative treatments for blood product transfusions or synthetic substitutes for human blood products. HemaCare’s business consists of collecting, processing and distributing human blood and blood products. The introduction and acceptance in the market of alternative treatments or synthetic blood substitutes may cause material adverse harm to the business. In addition, recent technological developments to extend the shelf-life of products currently offered by the Company, could increase the available supply in the market, and put downward pressure on the price for these products. This may cause a material adverse impact on the future profitability for these products.

Potential inability to meet future capital needs could affect plans to finance future expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. The Company generated $1,655,000 in net income in 2005; however, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Ability to attract, retain and motivate management and other skilled employees

The Company’s success depends significantly on the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, the blood product and blood service industries. The Company does not have employment agreements with most key employees, nor maintain life insurance policies on them. The loss of key personnel, especially without advance notice, or the Company’s inability to hire or retain qualified personnel, could have a material adverse affect on revenue and on the Company’s ability to maintain a competitive advantage. The Company cannot guarantee that it can retain key management and skilled personnel, or that it will be able to attract, assimilate and retain other highly qualified personnel in the future.

Product safety and product liability could provide exposure to claims and litigation

Blood products carry the risk of transmitting infectious diseases, including but not limited to hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare screens donors, uses highly qualified testing service providers to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail or that new pathogens may be undetected by them cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely affect the Company’s financial condition.

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

Business interruption due to terrorism and increased security measures in response to terrorism

HemaCare’s business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. Delays or stoppages in the transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is adversely affected by terrorist activities, and potential activities, and any economic downturn may adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

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

•       ability to control costs; and

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

Evaluation and consideration of strategic alternatives may distract management from reacting appropriately to business challenges and lead to reduced profitability

As a publicly traded Company, management must constantly evaluate and consider new strategic alternatives in an attempt to maximize shareholder value. The Company does not possess a large management team that can both consider strategic alternatives and manage daily operations. Therefore, management distractions associated with the evaluation and consideration of strategic alternatives, could prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. This may cause a material adverse impact on the future profitability for the Company.

ITEM 1B               UNRESOLVED STAFF COMMENTS

None.

ITEM 2                        PROPERTIES

The Company’s corporate offices and part of its distribution center are located in an 11,250 square foot facility in Woodland Hills, California. The rent for this facility is fixed at $17,300 per month and the lease on this space expires October 31, 2006. The Company has one five-year option to extend this lease at the then current market price.

The Company also operates an apheresis donor center, a laboratory, a manufacturing facility for blood components and a distribution center in a 9,300 square foot facility in Sherman Oaks, California. The Company currently rents this space on a month-to-month basis for a monthly amount of approximately $22,500. Thus far the Company has been unable to negotiate a long-term lease agreement regarding this space, please see “Item 1A—Risk Factors—Lease for Major Production Facility has Expired and if the Company needs to vacate it may be unable to locate an alternative facility thereby disrupting business.”

The Company leases space for offices, a laboratory, a manufacturing facility for blood components and a distribution center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $5,700 per month, with an escalation clause for changes in the Consumer Price Index. The lease term expires October 31, 2007.

The Company also leases space for a donor center in a 1,300 square foot facility in Scarborough, Maine. The monthly rent is approximately $1,700 per month. The lease term expires October 21, 2008, and the Company has the option to extend the lease for two additional two-year terms at escalated rental rates that adjust 3.5% annually.

The Company also leases space for a donor center in a 2,500 square foot facility in Bangor, Maine. The monthly rent is approximately $3,900 per month. The lease term expires December 31, 2006, and the Company has the option to extend the lease for two additional five-year terms at rates adjusted for changes in the Consumer Price Index.

In addition, the Company leases a 1,278 square foot office space in Yonkers, New York which expires August 31, 2006, for a monthly amount of approximately $2,300 per month.

The Company occupies space on the campuses of two of its client hospitals. While the arrangements vary, the Company’s use of these facilities are either subject to lease agreements with the sponsoring hospital for periods concurrent with blood supply agreements, or grant the Company the right to utilize space and facilities on the hospital premises during the term of the blood supply agreement at no cost.

On February 24, 2006, the Company entered into a lease under which the Company will lease approximately 20,000 square feet (the “Premises”) located in Van Nuys, California. The Premises will contain the Company’s corporate offices, a laboratory, a manufacturing facility for blood components and a distribution center, which facilities currently are contained in separate properties as discussed above. The Company will continue to operate an apheresis donor center in Sherman Oaks, California. The Company will pay an average monthly base rent of $41,000, together with additional rent based on certain operating costs and taxes. The lease expires 128 months after the commencement date. It is anticipated that the lease will commence on August 1, 2006.

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

ITEM 4                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol HEMA.

The following table sets forth the range of high and low closing bid prices of the Common Stock, as reported by the OTC Bulletin Board, for the periods indicated. These prices reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau. Shareholders are urged to obtain current market quotations for the Company’s Common Stock.

	2005		2004
Quarter ended	High	Low	High	Low
March 31	$1.96	$1.31	$0.80	$0.46
June 30	$1.80	$1.20	$0.85	$0.70
September 30	$1.76	$1.20	$1.68	$0.55
December 31	$1.75	$1.35	$1.69	$1.10

Shareholders are urged to obtain current market quotations for the Company’s Common Stock.

The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, the Company’s line of credit prohibits the payment of dividends. The declaration and payment of any cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs, line of credit requirements and other factors deemed relevant by the Board of Directors.

On February 22, 2006, the approximate number of shareholders of record was 262 (excluding individual participants in nominee security position listings).

ITEM 6                      SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, except Per Share Data)
Revenue	$31,227	$26,836	$27,488	$27,817	$25,199
Gross profit	6,576	5,816	2,251	3,745	4,409
Income (loss) from operations	1,686	1,396	(1,695)	(329)	491
Other income (expense)	—	167	—	(51)	22
Write off of impaired goodwill	—	—	—	(362)	—
Provision (benefit) for income taxes	31	18	2,984	(151)	190
Net income (loss)	$1,655	$1,545	$(4,679)	$(591)	$323
Basic per share amounts:
Income (loss) from operations	$0.21	$0.18	$(0.22)	$(0.04)	$0.07
Net income (loss)	$0.20	$0.20	$(0.60)	$(0.08)	$0.04
Diluted per share amounts:
Income (loss) from operations	$0.19	$0.17	$(0.22)	$(0.04)	$0.06
Net income (loss)	$0.19	$0.19	$(0.60)	$(0.08)	$0.04
	December 31,
	2005	2004	2003	2002	2001
	(In Thousands, except Per Share Data)
Total assets	$10,546	$9,344	$8,286	$13,455	$13,082
Long-term debt and capital lease obligations, net of current portion	$7	$703	$1,078	$1,353	$802
Shareholders’ equity	$6,988	$5,167	$3,411	$8,087	$8,427

ITEM 7                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

HemaCare operates two primary business segments. The first is the blood products segment which supplies hospitals and other customers with red blood cells, apheresis platelets and other blood products. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors, and purchases blood products from other suppliers. Additionally, the Company operates a blood services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood services are usually provided under contract with hospitals as an outside purchased service.

The earnings generated by the blood products segment improved dramatically during the past year. This was primarily the result of increasing demand for blood products from existing customers, as well as from new customers, who are attracted by the Company’s customized blood products delivery system. The Company successfully increased the supply of blood products to offer for sale through increased collections at Company operated donor centers and mobile operations, and through the purchase of products from other suppliers. As sales volumes increased, this segment experienced increased operational efficiencies that resulted in improved gross profit.

The Company’s blood services business segment recorded lower revenue and profits in 2005 compared with 2004. The demand for this segment’s services fluctuates based on the occurrence rate of diseases treated with therapeutic apheresis, the degree hospitals have fully staffed apheresis units available, and the degree of success of the Company’s efforts at physician education about the potential benefits of therapeutic apheresis as a treatment alternative. Over the past year this business segment experienced a decline in the number of procedures performed, especially in Southern California. Gross profit for this segment declined in 2005 as a result of the decrease in revenue, higher nurse compensation, and higher expenses to manage and market this business unit.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations were of net revenue and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales			Percentage Dollar Increase (Decrease)
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	04 to ‘05	‘03 to ‘04
Revenues	100.0%	100.0%	100.0%	16.4%	(2.4)%
Operating costs	78.9%	78.3%	91.8%	17.3%	(16.7)%
Gross profit	21.1%	21.7%	8.2%	13.1%	158.4%
General and administrative expenses	15.7%	16.5%	14.4%	10.6%	12.0%
Income (loss) from operations	5.4%	5.2%	(6.2)%	20.8%	182.4%
Other income (expense)	—	0.6%	—	(100.0)%	100.0%
Income (loss) before income taxes	5.4%	5.8%	(6.2)%	7.9%	192.2%
Provision (benefit) for income taxes	0.1%	0.1%	10.9%	72.2%	(99.4)%
Net income (loss)	5.3%	5.7%	(17.1)%	7.1%	133.0%

Year ended December 31, 2005 compared to the year ended December 31, 2004

Overview

The Company generated net income of $1,655,000, or $.20 basic and $.19 fully diluted, earnings per share for 2005, compared to $1,545,000, or $.20 basic and $.19 fully diluted, earnings per share in 2004.

Revenues increased $4,391,000, or 16.4%, to $31,227,000 in 2005 from $26,836,000 for all of 2004. The increase is attributable to an increase in blood products revenue of 26.9%, which was partially offset by a 10.9% decrease in blood services revenue.

Gross profit increased 13.1% to $6,576,000 in 2005 from $5,816,000 in 2004 due to improved gross profit for the Company’s blood products business segment. Increasing revenue, along with operational efficiencies from an increase in sales volumes, produced most of the improvement in blood products gross profit. This was partially offset by a decrease in gross profit for the Company’s blood services business segment as a result of decreasing revenue, higher nursing compensation, and higher expenses to manage and market this business unit.

General and administrative expenses increased $470,000, or 10.6%, in 2005 to $4,890,000 from $4,420,000 in 2004. This is mostly attributable to an increase in expenses for outside services, salaries, and liability insurance. However, general and administrative expenses decreased as a percent of revenues from 16.5% in 2004 to 15.7% in 2005.

The Company recognized a $31,000 provision for income taxes for 2005, compared with $18,000 for 2004. The 2005 provision reflects the impact of net operating loss carryforwards from previous years.

Revenue and Gross Profit

Blood Products

Blood products revenue for 2005 increased 26.9%, or $5,207,000, to $24,552,000 from $19,345,000 in 2004. This increase is attributable to an increase in the number of units of blood products sold, despite the closing of donor centers in Chapel Hill, North Carolina, Whittier, California, and Lebanon, New Hampshire. The Company recorded $850,000 of revenue from these donor centers in 2004.

The following table illustrates the components included in blood products results for 2005 and 2004, and segregates that portion of blood products revenue associated with closed operations:

	For the twelve month period ended December 31,
	Ongoing Operations		Closed Operations		Total
	2005	2004	2005	2004	2005	2004
	(Dollars in Thousands)
Revenue*	$24,552	$18,495	$—	$850	$24,552	$19,345
Gross Profit	$5,049	$3,205	$—	$186	$5,049	$3,391
Gross Profit Margin	21%	17%	N/A	22%	21%	18%

*                    Includes blood product sales, net of returns and credits

Revenue from ongoing operations increased $6,057,000, or 32.7%, in 2005 compared to 2004. This was primarily the result of increased sales to existing and new customers attracted by the Company’s customized blood products delivery system. The Company increased its supply of blood products through increased collections at Company operated donor centers and mobile operations, and through the purchase of products from other suppliers. Closed operations generated $850,000 of revenue in 2004.

Gross profit from ongoing operations increased $1,844,000, or 57.5%, in 2005 to $5,049,000 from $3,205,000 in 2004. This is mostly due to increased blood products revenue and operational efficiencies derived from an increase in sales volume. Gross profit from closed operations was $186,000 in 2004. Overall, the gross profit percentage for this segment improved to 21% in 2005 compared with 17% for all of 2004.

Blood Services

Revenue for this business segment was $6,675,000 in 2005, which represents a $816,000, or 10.9%, decrease from the $7,491,000 recognized in 2004. The revenues for the blood services segment fluctuate significantly with changes in the number of procedures performed. The Company performed 10.1% fewer procedures in 2005 compared to 2004, mostly as a result of reduced procedure volumes in the Southern California and New England markets. The decrease occurred principally as a result of competition in the Southern California market, and  ceasing in-patient services for a major customer in Maine. The Company recognized a 37% decrease in gross profit for this business segment from $2,425,000 in 2004 to $1,527,000 in 2005. The gross profit percentage of this segment decreased to 22.9% for 2005, from 32.4% for 2004. The decline in gross profit is attributable to a decrease in revenue, and higher expenses to staff, manage and market this business segment.

General and Administrative Expenses

General and administrative expenses increased $470,000, or 10.6%, to $4,890,000 in 2005 from $4,420,000 in 2004. For all of 2005, general and administrative expenses represented 15.7% of revenue, which is a decrease from 16.5% reported for 2004. The increase in general and administrative expenses was attributable to a $230,000 increase in expenses for outside services, consultants and temporary personnel, a $265,000 increase in compensation expense, and an $80,000 increase in liability insurance. These increases in general and administrative expenses were partially offset by a $66,000 decrease in interest expense, which is directly related to a substantial reduction in outstanding debt during 2005.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for 2005. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2005, as well as various state and local taxes which are unaffected by the net operating loss carryfowards. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During 2005, the Company recorded $31,000 to the provision for income taxes based on these estimates, which represents an increase of $13,000 over the amount recorded to the provision in 2004.

During 2005, the Company maintained a 100% valuation reserve against deferred tax assets. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. Recent profitability, or forecasts of future taxable income, are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets remain fully reserved as of the end of 2005. The Company’s federal and state net operating loss carryforwards are not impacted by this valuation allowance and therefore are still available for future use for up to 20 years.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Overview

The Company generated net income of $1,545,000, or $.20 basic and $.19 fully diluted, earnings per share for 2004, compared to a net loss of $4,679,000, or $.60 loss per share both basic and fully diluted, in 2003. The main reasons for this material change in the earnings of the Company are the reduction in costs realized by closing blood product operations as part of the successful implementation of management’s restructuring plan in late 2003, and the lack of any increase in the deferred tax asset valuation reserve in 2004, compared to the increase in 2003.

Gross profit increased 158.4% to $5,816,000 in 2004 from $2,251,000 in 2003 due to reduced operating costs as a result of the closure of underperforming donor centers as part of management’s restructuring plan, improved product sales volumes at the Company’s remaining operations and the reclassification of professional liability insurance expense from operating costs to general and administrative expenses.

General and administrative expenses increased 12.0% in 2004 to $4,420,000 from $3,946,000 in 2003. This is mostly attributable to a reclassification of professional liability insurance expense to general and administrative from operating costs, higher professional liability insurance premiums, higher nurse recruitment costs and an increase in bonuses as a result of achieving specific profitability targets.

The Company recognized $167,000 in other income in 2004 as a result of the receipt of a refund of sales taxes previously paid to one of the Company’s major suppliers.

The Company recognized an $18,000 provision for income taxes for 2004, compared with $2,984,000 for 2003. This change was the result of an increase in the deferred tax asset valuation reserve in 2003 to 100%. The Company recognized a relatively low provision for 2004 because of net operating loss carryforwards from previous years.

Revenue and Gross Profit

Blood Products

Blood products revenue for 2004 decreased by 3.4%, or $685,000, to $19,345,000 from $20,030,000 in 2003. In late 2003, the Company implemented a restructuring plan that resulted in the closure of six donor centers in the eastern United States, which contributed $3,028,000 of revenues in 2003. In the first quarter of 2004, management closed the donor center in Chapel Hill, North Carolina as the final step to complete the implementation of this plan. This donor center contributed $65,000 of revenue in 2004. In the second quarter of 2004, the donor center management contracts between the Company and Presbyterian Intercommunity Hospital, located in Whittier, California, and between the Company and Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire, expired and were not renewed. The Company recorded revenues from the contract with Presbyterian Intercommunity Hospital in 2003 of $555,000, and $302,000 in the first six months of 2004. The Company recorded revenues from the contract with Dartmouth-Hitchcock Medical Center in 2003 of $897,000, and $483,000 in the first six months of 2004.

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
	($ in Thousands)
Revenue*	$18,495	$15,550	$850	$4,480	$19,345	$20,030
Gross Profit	$3,205	$1,082	$186	$(1,221)	$3,391	$(139)
Gross Profit Margin	17%	7%	22%	(27)%	18%	(1)%

*                    Includes blood product sales, net of returns and credits

Revenue from ongoing operations increased $2,945,000, or 18.9%, in 2004 compared to 2003. This is mostly attributable to increased platelet collections at the Company’s donor centers in California and Maine. Following closure of underperforming donor centers in 2003, management has focused extensively on increasing collection volumes at the remaining facilities. Revenue from closed operations declined $3,630,000, or 81.0%, in 2004 compared to 2003. This is attributable to the fact that the Company closed five donor centers in late 2003, and three donor centers in the first half of 2004. One of the closures in early 2004 was the donor center in Chapel Hill, North Carolina that was closed as part of the restructuring plan implemented in late 2003. The other two were the donor centers at Presbyterian Intercommunity Hospital, located in Whittier, California, and at Dartmouth-Hitchcock Medical Center, located in Lebanon, New Hampshire. Both of these were closed when the management contracts between the Company and these hospitals expired and were not renewed.

Gross profit from ongoing operations increased $2,123,000, or 196%, to $3,205,000 from $1,082,000 in 2003. In addition, the gross profit margin for ongoing operations improved to 17% in 2004, from 7% in 2003. This is mostly due to increased collection volume at the Company’s remaining facilities. The increase in collection volume does not require a corresponding increase in many of the costs associated with the collection effort, such as facility costs, equipment costs and staffing costs. Gross profit for closed operations were $186,000 in 2004 and a loss of $1,221,000 in 2003. The donor centers closed in 2004 included Dartmouth-Hitchcock Medical Center and Presbyterian Intercommunity Hospital. These facilities were not part of management’s restructuring plan as they generally operated profitably. The contracts for these facilities were not renewed by the hospital customers. The donor centers closed in 2003 were generally underperforming operations.

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

General and Administrative Expenses

General and administrative expenses increased $474,000, or 12%, to $4,420,000 from $3,946,000 in 2003. This is mostly attributable to the reclassification of liability insurance in 2004, an increase in overall insurance expense, higher nurse recruitment costs and an increase in management bonuses. Beginning in 2004, the Company charged general and administrative expenses for professional liability insurance premiums which had previously been charged to operating costs, but which are not specifically attributable to any specific operation or location. As a result of this reclassification, insurance expense included in general and administrative expenses in 2004 increased $341,000 compared to 2003. In addition, the Company experienced an increase in the cost for all forms of insurance coverage in 2004 of $151,000. Also in 2004, fees and other services related to nurse recruitment increased $298,000 compared to 2003. The 2004 bonus program for management provided for bonuses based on the Company’s achievement of specific profitability targets. The Company achieved these targets and recognized an increase of $155,000 in bonuses in 2004 compared to 2003. These increases in general and administrative expenses were partially offset by a reduction in bad debt expense incurred in 2004. As a result of the closure of several donor centers in late 2003, the Company recorded bad debt expense for certain hospital customers associated with these closed donor centers that would likely delay or withhold payment of outstanding invoices. In 2004, the Company did not experience any similar risk. As a result, bad debt expense recognized in 2004 declined by $299,000 compared with 2003. In 2004, the Company changed its audit firm and recognized a $74,000 reduction in audit fees associated with the examination of the Company’s 2004 financial statements.

Income Taxes

During 2003, the Company recorded a valuation allowance of $2,984,000 against deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. The assets were the result of income tax benefits that were recorded due to operating losses in prior years. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full, and remain fully reserved as of the end of 2004. The Company’s federal and state net operating loss carryforwards are not impacted by this change in valuation allowance and therefore are still available for future use for up to 20 years. In 2004, the Company utilized these carryforwards to substantially reduce income tax expense. Other than state franchise tax, the Company incurred an estimated $18,000 in California alternative minimum tax for 2004.

2005 and 2004 Quarterly Financial Data

The Company generated positive net income in every quarter of 2005, and recognized the highest level of quarterly revenue and pretax earnings in the Company’s history in the fourth quarter of 2005. Most of this positive result was due to increasing blood products revenue and improved blood products gross profit margins as a result of operational efficiencies.

The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2005. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Per Share Data)

	2004				2005
	Quarter Ended				Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$6,736	$6,921	$6,318	$6,861	$7,083	$7,521	$7,768	$8,855
Gross profit	1,431	1,503	1,370	1,512	1,465	1,766	1,446	1,899
Income before income taxes	246	488	475	354	276	445	297	668
Income tax provision	—	—	—	18	—	5	2	24
Net income	$246	$488	$475	$336	$276	$440	$295	$644
Earnings per share
Basic	$0.03	$0.06	$0.06	$0.05	$0.03	$0.05	$0.04	$0.08
Diluted	$0.03	$0.06	$0.06	$0.04	$0.03	$0.05	$0.03	$0.08

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

•       ability to control costs; and

•       ability to attract qualified blood donors.

The amount of expenses incurred depends, in part, on expectation regarding future revenue. In addition, since many expenses are fixed in the short term, the Company cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

At December 31, 2005, the Company had cash and cash equivalents of $2,612,000 and working capital of $4,158,000.

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank - California. This credit facility originally was scheduled to terminate as of June 30, 2005; however, on July 1, 2005, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility to extend the term of the facility to June 30, 2007. In addition, this amendment altered the interest rate calculation, established a $50,000 maximum limit for purchasing or disposing of assets without Comerica Bank’s approval, and removed the restriction in the agreement on the Company’s ability to purchase, acquire, repurchase, retire or redeem any of the Company’s capital stock. As of July 1, 2005, the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of December 31, 2005 the rate associated with this note was 7.0%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of December 31, 2005, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000. On January 31, 2006, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility which provides for the issuance of letters of credit by Comerica Bank on behalf of the Company in an amount not to exceed $1,000,000.

The Comerica line of credit is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that, among other things, require minimum levels of profitability and prohibits the payment of dividends. As of December 31, 2005, the Company was in full compliance with all of the financial covenants. The Company did not incur any interest expense associated with the Comerica loan in 2005.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of December 31, 2005, the balance outstanding on this lease was $86,000, of which approximately $79,000 is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

The Company had another note payable to One Source Financial. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $12,000. The note was scheduled to terminate in January 2006, and had a fixed rate of 8.5%. This note was secured by specific equipment.

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

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of December 31, 2005, the balance outstanding on this lease was $3,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

The following table summarizes our contractual obligations by year (in thousands).

	Payments due by year
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$410	$298	$74	$25	$7	$6	$—
Capitalized elases	88	81	7	—	—	—	—
Notes payable	—	—	—	—	—	—	—
Totals	$498	$379	$81	$25	$7	$6	—

Net cash provided by operating activities was $1,872,000 for 2005, and $2,325,000 for 2004, representing a decrease of $453,000. Most of the decrease was due to the fact that net accounts receivable increased $548,000 in 2005, whereas net accounts receivable increased only $259,000 in 2004. This increase was due to an increase in revenue during 2005, particularly in the fourth quarter. Receivable collection efforts improved during 2005 as represented by the days sales outstanding statistic which stood at 41 days as of December 31, 2005, compared with 45 days as of the end of 2004. Also contributing to the decrease in cash generated by operating activities was an increase in inventories, supplies and prepaid expenses of $58,000, whereas the Company recorded a decrease of $103,000 for all of 2004. A change in the termination date for the Company’s insurance policies resulted in an increase in the prepaid insurance balance as of December 31, 2005.

For 2005, net cash used in investing activities was $603,000, compared with $176,000 for 2004. The cash used in investing activities in 2005 was primarily for the acquisition of cell separators, computers, software and vehicles. In 2004, the cash used in investing activities was primarily for medical and computer equipment.

Cash used by financing activities in 2005 was $739,000, compared with $1,002,000 for 2004. Most of the cash utilized in both years was to reduce outstanding notes payable, capitalized leases and other debts.

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

Management anticipates that cash on hand, availability on the bank line of credit and cash generated from operations will be sufficient to provide funding for the Company’s needs for the upcoming year, including working capital requirements, equipment purchases and lease commitments.

Factors Affecting Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products and demand for the Company’s products and services. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those above in “Item 1A—Risk Factors” or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those listed above as “Risk Factors” or in other filings by the Company with the Securities and Exchange Commission.

ITEM 7A                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company’s operations are exposed to risks associated with fluctuations in interest rates. The Company manages its risks based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. Management does not believe that interest rate risks are material to the results of operations or cash flows of the Company, and, accordingly, does not generally enter into interest rate hedge instruments.

At December 31, 2005, the Company had $88,000 of debt, all of which is from notes payable and capitalized leases with fixed interest rates. The interest rate payable on the Company’s working capital line of credit is based upon the prime interest rate. At December 31, 2005, no amount was outstanding on this line of credit.

In the normal course of business, the Company also faces risks that are either non-financial or not quantifiable, including those risks described earlier “Item 1A—Risk Factors.”

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

ITEM 9                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 5, 2004, the Company dismissed Ernst & Young LLP, an independent registered public accounting firm (“E&Y”), as the independent accountants of the Company. On April 8, 2004, the Company appointed Stonefield Josephson, Inc., an independent registered public accounting firm (“Stonefield”), as the independent accountants of the Company for the fiscal year ended December 31, 2004. The determination to dismiss E&Y and to appoint Stonefield was made by the Board of Directors of the Company upon the recommendation of the Audit Committee.

The reports of E&Y on the financial statements of the Company for the fiscal year ended December 31, 2003 did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended December 31, 2003, and the interim period from January 1, 2004 through April 8, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such year.

During the Company’s fiscal year ended December 31, 2003, and the interim period from January 1, 2004 through April 8, 2004, no reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) has occurred.

During the Company’s fiscal year ended December 31, 2003, and the interim period from January 1, 2003 through April 8, 2004, the Company did not consult with Stonefield on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter which was the subject of any disagreement or any reportable event (as defined in Items 304(a)(1)(iv) and 304(a)(1)(v), respectively, of Regulation S-K).

E&Y was provided with a copy of the disclosures contained herein. A letter from E&Y confirming its agreement with the statements contained herein is attached as Exhibit 16.1 to the Company’s Form 8-K filed on April 9, 2004.

ITEM 9A                CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level described below in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There was no change in the Company’s internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B                 OTHER INFORMATION

None.

PART III

ITEM 10                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

ITEM 11                 EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” contained in the Proxy Statement.

ITEM 12                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information—Security Ownership of Principal Stockholders and Management” and “Proposal 1—Election of Directors” contained in the Proxy Statement.

ITEM 13                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors—Certain Relationships and Related Transactions” contained in the Proxy Statement.

ITEM 14                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement.

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

3.                Exhibits

The following exhibits listed are filed or incorporated by reference as part of this Report.

3.1	Restated Articles of Incorporation of the Registrant—incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended—incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 19, 2003.
4.1	Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003—incorporated by reference to Exhibit 4.4 to Form 10-K of the Registrant for the year ended December 31, 2002.
4.2	Warrant Agreement between the Registrant and Alan C. Darlington, dated January 15, 2003—incorporated by reference to Exhibit 4.5 to Form 10-K of the Registrant for the year ended December 31, 2002.
4.3	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998—incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
10.1*+	1996 Stock Incentive Plan, as amended, of the Registrant.
10.2*	2004 Stock Purchase Plan of the Registrant—incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2004.
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

10.5

Second Modification to Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated July 1, 2005—incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant dated July 1, 2005.

10.6

Third Modification to Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated January 31, 2006—incorporated by reference to Exhibit 99.1 of Form 8-K of the Registrant filed on February 3, 2006.

10.7*	Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000—incorporated by reference to Exhibit 10.12 of Form 10-K of the Registrant for the year ended December 31, 2000.
10.8*	Employment Letter between the Registrant and Judi Irving, dated December 6, 2002—incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.9*

Change of Control Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated June 6, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on June 10, 2005.

10.10*

Change of Control Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer, dated June 6, 2005—incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on June 10, 2005.

10.11

Master Security Lease Agreement between the Registrant and GE Capital Healthcare Financial Services dated December 26, 2002—incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 2002.

10.12*	Employment Letter between the Registrant and Robert S. Chilton, dated October 3, 2003—incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended September 30, 2003.
10.13	Lease Agreement between the Registrant and Gambro BCT, dated December 30, 2003—incorporated by reference to Exhibit 10.12 to Form 10-K of the Registrant for the year ended December 31, 2003.
11.	Computation of earnings (loss) per common equivalent share.
14.	Code of Ethics—incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.
16.

Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, regarding change in independent accountants - incorporated by reference to Exhibit 16.1 to Form 8-K of the Registrant filed April 9, 2004.

21.	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                   Management contracts and compensatory plans and arrangements.

+               Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2006	HEMACARE CORPORATION
	By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the twentieth day of March, 2006.

Signature	Title
/s/ JULIAN L. STEFFENHAGEN	Chairman of the Board
Julian L. Steffenhagen
/s/ JUDI IRVING	President and Chief Executive Officer and Director
Judi Irving	(Principal Executive Officer)
/s/ ROBERT S. CHILTON	Executive Vice President and Chief Financial Officer
Robert S. Chilton	(Principal Financial and Accounting Officer)
/s/ STEVEN GERBER	Director
Steven Gerber
/s/ ROBERT L. JOHNSON	Director
Robert L. Johnson
/s/ TERRY VAN DER TUUK	Director
Terry Van Der Tuuk

All schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF STONEFIELD JOSEPHSON, INC., INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of HemaCare Corporation:

We have audited the accompanying consolidated balance sheet of HemaCare Corporation and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of operations and shareholder’s equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 8, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of HemaCare Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of HemaCare Corporation (a California Corporation) and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 17, 2004

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,612,000	$2,082,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 in 2005 and $153,000 in 2004	3,927,000	3,378,000
Product inventories and supplies	675,000	566,000
Prepaid expenses	350,000	401,000
Other receivables	145,000	110,000
Total current assets	7,709,000	6,537,000
Plant and equipment, net of accumulated depreciation and amortization of $3,945,000 in 2005 and $3,470,000 in 2004	2,703,000	2,778,000
Other assets	134,000	29,000
	$10,546,000	$9,344,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,791,000	$1,730,000
Accrued payroll and payroll taxes	1,389,000	1,175,000
Other accrued expenses	290,000	274,000
Current obligations under capital leases	81,000	253,000
Current obligations under notes payable	—	37,000
Total current liabilities	3,551,000	3,469,000
Obligations under capital leases, net of current portion	7,000	701,000
Notes payable, net of current portion	—	2,000
Other long-term liabilities	—	5,000
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,196,060 issued and outstanding in 2005 and 8,064,060 in 2004	13,696,000	13,530,000
Accumulated deficit	(6,708,000)	(8,363,000)
Total shareholders’ equity	6,988,000	5,167,000
	$10,546,000	$9,344,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2005	2004	2003
Revenues
Blood products	$24,552,000	$19,345,000	$20,030,000
Blood services	6,675,000	7,491,000	7,458,000
Total revenue	31,227,000	26,836,000	27,488,000
Operating costs and expenses
Blood products	19,503,000	15,954,000	20,169,000
Blood services	5,148,000	5,066,000	5,068,000
Total operating costs and expenses	24,651,000	21,020,000	25,237,000
Gross profit	6,576,000	5,816,000	2,251,000
General and administrative expenses	4,890,000	4,420,000	3,946,000
Income (loss) from operations	1,686,000	1,396,000	(1,695,000)
Other income	—	167,000	—
Income (loss) before income taxes	1,686,000	1,563,000	(1,695,000)
Provision for income taxes	31,000	18,000	2,984,000
Net income (loss)	$1,655,000	$1,545,000	$(4,679,000)
Income (loss) per share
Basic	$0.20	$0.20	$(0.60)
Diluted	$0.19	$0.19	$(0.60)
Weighted average shares outstanding—basic	8,121,000	7,831,000	7,753,000
Weighted average shares outstanding—diluted	8,847,000	8,237,000	7,753,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004, and 2003

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance as of December 31, 2002	7,751,000	$13,316,000	$(5,229,000)	$8,087,000
Stock options exercised	5,000	3,000	—	3,000
Net Loss	—	—	(4,679,000)	(4,679,000)
Balance as of December 31, 2003	7,756,000	$13,319,000	$(9,908,000)	$3,411,000
Stock options exercised	153,000	81,000	—	81,000
Issuance of common stock through Employee Stock Purchase Plan	155,000	130,000		130,000
Net Income	—	—	1,545,000	1,545,000
Balance as of December 31, 2004	8,064,000	$13,530,000	$(8,363,000)	$5,167,000
Stock options exercised	52,000	34,000	—	34,000
Issuance of common stock through Employee Stock Purchase Plan	80,000	132,000		132,000
Net Income	—	—	1,655,000	1,655,000
Balance as of December 31, 2005	8,196,000	$13,696,000	$(6,708,000)	$6,988,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,655,000	$1,545,000	$(4,679,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) provision for bad debts	(1,000)	9,000	309,000
Use of deferred tax assets	—	—	2,984,000
Depreciation and amortization	672,000	651,000	717,000
Loss (gain) on disposal of assets	6,000	25,000	(11,000)
Impairment of assets	—	—	446,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(548,000)	(259,000)	1,495,000
(Increase) decrease in inventories, supplies and prepaid expenses	(58,000)	103,000	338,000
(Increase) decrease in other assets	(140,000)	(77,000)	31,000
Increase (decrease) in accounts payable, accrued expenses and other liabilities	286,000	328,000	(869,000)
Net cash provided by operating activities	1,872,000	2,325,000	761,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	13,000	17,000	79,000
Proceeds from note receivable	—	20,000	—
Purchase of plant and equipment	(616,000)	(213,000)	(270,000)
Net cash used in investing activities	(603,000)	(176,000)	(191,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	34,000	80,000	3,000
Proceeds from sale of common stock	132,000	130,000	—
Principal payments on debt and capitalized leases	(905,000)	(1,212,000)	(686,000)
Net cash used in financing activities	(739,000)	(1,002,000)	(683,000)
Increase (decrease) in cash and cash equivalents	530,000	1,147,000	(113,000)
Cash and cash equivalents at beginning of period	2,082,000	935,000	1,048,000
Cash and cash equivalents at end of period	$2,612,000	$2,082,000	$935,000
Supplemental disclosure:
Interest paid	$29,000	$95,000	$79,000
Income taxes (refunded) paid	$(100,000)	$117,000	$18,000
Items not impacting cash flows:
Purchase of equipment—Capital lease	$—	$—	$932,000
Insurance premiums financed	$—	$188,000	$130,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Financial Instruments:   Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value. The interest rate applied to capital leases is based upon the Company’s borrowing rate, and therefore their carrying value approximates fair value.

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

Inventories are comprised of the following as of December 31,

	2005	2004
Blood products	$154,000	$120,000
Supplies	521,000	446,000
	$675,000	$566,000

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

Other Income:   In third quarter of 2004, the Company received a refund from Gambro BCT (“Gambro”), one of the Company’s largest suppliers, as a result of an audit by the California Board of Equalization of Gambro’s sales tax records. Gambro communicated to the Company that the results of this audit indicated that the Company over paid previously paid sales taxes. The amount of this refund is $167,000 and is included in the Consolidated Statement of Operations as Other Income.

Income Taxes:   Income taxes are computed under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. In 2003, the Company determined that it was more likely than not that the deferred tax assets on the balance sheet would not be used against future possible income. Therefore, the Company recorded a valuation reserve equivalent to 100% of the value of the available deferred tax assets. This resulted in a charge to the provision for income taxes of $2,984,000 in 2003. As of December 31, 2005, the Company maintained a 100% valuation reserve on the available deferred tax assets.

Per Share Data:   Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options and warrants.

Interest Expense:   During the three years ended December 31, 2005, 2004, and 2003, the Company incurred interest expense of $29,000, $95,000, and $79,000, respectively.

Reclassification:   Certain prior year amounts have been reclassified to conform to the current year presentation.

Employee Stock Option Plan:   The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

The Company has elected to adopt SFAS No. 123, “Accounting for Stock-Based Compensation,” for disclosure purposes only and applies the provisions of APB Opinion No. 25. The Company did not recognize any compensation expense related to the issuance of stock options in 2005, 2004 or 2003. Had compensation expense or all options granted to employees been recognized in accordance with SFAS No. 123, the Company’s net income and net income (loss) per share would have been as follows:

	Years ended December 31,
	2005	2004	2003
Net income (loss) as reported	$1,655,000	$1,545,000	$(4,679,000)
Pro forma net income (loss)	$1,475,000	$1,497,000	$(4,753,000)
Basic income (loss) per share as reported	$0.20	$0.20	$(0.60)
Diluted income (loss) per share as reported	$0.19	$0.19	$(0.60)
Pro forma basic net income (loss) per share	$0.18	$0.19	$(0.61)
Pro forma diluted net income (loss) per share	$0.17	$0.18	$(0.61)

The above pro forma amounts were calculated by estimating the fair value of each option or warrant granted on the date of grant using the Black-Scholes option-pricing model as follows:

	Years ended December 31,
	2005	2004	2003
Expected life	5.5 Years	6 Years	4 Years
Expected volatility	94%	107%	113%
Interest rate	4.0%	4.0%	3.6%
Dividend yield	0%	0%	0%

Recent Accounting Pronouncements:

In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchases. The guidance is effective for periods beginning after June 29, 2005. The Company’s adoption of EITF 05-6 did not have a significant effect on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No.154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee or director services in share-based payment transactions.

The Statement requires a public entity to measure the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee or director is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The cost of employee or director services received shall be measured at its then current fair value and then remeasured at fair value at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under SFAS No. 123 shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006 using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  In March 2005, the SEC issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123 (R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements. Based on unvested stock option grants outstanding at December 31, 2005, management estimates that the impact from adopting SFAS No. 123 (R) together with the guidance provided by SAB 107 will reduce net income or increase net loss by approximately $56,000 for the year ending December 31, 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement is issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

Note 3—Allowance for Doubtful Accounts

The Company periodically reviews the outstanding balances owed by its customers. Generally, the Company recognizes an allowance for doubtful accounts for any balances owed that are 90 days or more past due. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

A decrease of $68,000 was reflected in the allowance for doubtful accounts, improving from prior year results. Increases to the allowance for doubtful accounts totaled $10,000 and, $309,000 for the years ended December 31, 2004 and 2003 respectively. Write-offs against the allowance for doubtful accounts totaled $67,000, $208,000 and $165,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 4—Plant and Equipment

Plant and equipment consists of the following:

	Years ended December 31,
	2005	2004
Furniture, fixtures and equipment	$6,122,000	$5,778,000
Leasehold improvements	526,000	470,000
	6,648,000	6,248,000
Less accumulated depreciation and amortization	(3,945,000)	(3,470,000)
	$2,703,000	$2,778,000

Depreciation expense for 2005, 2004, and 2003 was $662,000, $651,000, and $717,000, respectively.

Note 5—Line of Credit and Notes Payable

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California. This credit facility originally was scheduled to terminate as of June 30, 2005; however, on July 1, 2005, the Company, Coral Blood Services, Inc. and Comerica Bank entered into an amendment to the credit facility to extend the term of the facility to June 30, 2007. In addition, this amendment altered the interest rate calculation, established a $50,000 maximum limit for purchasing or disposing of assets without Comerica Bank’s approval, and removed the restriction in the agreement on the Company’s ability to purchase, acquire, repurchase, retire or redeem any of the Company’s capital stock. As of July 1, 2005, the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of December 31, 2005 the rate associated with this note was 7.0%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of December 31, 2005, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2,000,000.

The Comerica loan is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibits the payment of dividends. As of December 31, 2005 the Company was in full compliance with all of the financial covenants. During 2005, the Company did not incur any interest expense associated with the Comerica loan.

In addition, the Company had a note payable with One Source Financial. During the fourth quarter of 2005, the Company paid all of the remaining unpaid balance on this note, totaling $12,000. The note was due in full on January 25, 2006 and had a fixed interest of 8.5%.

Note 6—Leases

The Company has entered into various capital leases for equipment, expiring on various dates through 2009.

	Years Ended December 31,
	2005	2004
Equipment	$301,000	$1,317,000
Accumulated Depreciation	(106,000)	(181,000)
	$195,000	$1,136,000

The Company had a capital equipment lease with Gambro BCT to finance the acquisition of equipment used in the Company’s apheresis activities. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $703,000. The lease was scheduled to mature in December 2008 and had a fixed interest rate of 7.5%. The lease was secured by all of the equipment purchased through the lease financing.

The Company also has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of December 31, 2005, the balance outstanding on this lease was $86,000, of which approximately $79,000 is included in current obligations. This lease is secured by five mobile blood collection vehicles, and is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

The Company had a capital equipment lease with Dell Financial Services associated with the acquisition of computer equipment. During the third quarter of 2005, the Company paid all of the remaining unpaid balance on this capital lease, totaling $2,000. This lease was scheduled to mature in August 2005, and had a fixed interest rate of 12.6%.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of December 31, 2005, the balance outstanding on this lease was $3,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

The Company leases its facilities and certain equipment under operating leases that expire through the year 2007. Future minimum rentals under capitalized and operating leases are as follows:

Years ending December 31,	Capital	Operating
2006	$85,000	$298,000
2007	7,000	74,000
2008	0	25,000
2009	0	7,000
Thereafter	0	6,000
Total:	92,000	$410,000
Less: Interest	(4,000)
Principal value and taxes	88,000
Less: Current portion	(81,000)
	$7,000

Total rent expense under all operating leases was $693,000, $645,000, and $971,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. Additionally, the Company’s facility in Sherman Oaks is currently operating on a month-to-month basis. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Note 7—Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Current taxes:
Federal	$21,000	$19,000	$—
State	10,000	9,000	2,000
	$31,000	$28,000	$2,000
Deferred taxes:
Federal	—	—	2,647,000
State	—	(10,000)	335,000
	—	(10,000)	2,982,000
Provision for income taxes	$31,000	$18,000	$2,984,000

Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Income tax expense at federal statutory rate	$573,000	$536,000	$(576,000)
State income taxes, net of federal benefit	56,000	53,000	(18,000)
Change in valuation allowance	(1,127,000)	(71,000)	3,540,000
Permanent differences	8,000	7,000	9,000
Change in deferred tax asset and other	521,000	(507,000)	29,000
Income tax expense	$31,000	$18,000	$2,984,000

The Company has recorded no net deferred tax asset at December 31, 2005 and 2004. The components of the net deferred tax asset at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004
Current:
Accounts receivable reserve	$33,000	$60,000
Accrued expenses and other	276,000	276,000
Total deferred tax asset	309,000	336,000
Noncurrent:
Net operating loss carryforward	1,688,000	2,513,000
Depreciation and amortization	152,000	138,000
Contribution Carryover	16,000	—
Tax credit carryforward	703,000	1,332,000
Other (Tax effect of State Benefit ($348,000) in 2004)	(139,000)	(308,000)
Valuation allowance	(2,729,000)	(4,011,000)
	(309,000)	(336,000)
	$—	$—

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized. The Company determined at the end of 2005 that, based on recent historical and expected future operating results, it is more likely than not that the Company will not be able to realize a significant portion of its deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

At December 31, 2005, the Company had net operating loss carryforwards available for federal tax purposes totaling $5,000,000 which are not subject to expiration until 2012. At December 31, 2005, the Company had federal and state income tax credit carryforwards of approximately $500,000 and $205,000, respectively, which are not subject to expiration until 2010.

Acquisitions of common stock, which result in changes in equity ownership in the Company, could result in an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), thereby imposing an annual limitation (the “Section 382 Limitation”) on the Company’s ability to utilize its net operating loss carryforwards to reduce future taxable income. In the event of a Section 382 Limitation, the Company’s utilization of its net operating loss carryforwards would be restricted.

Note 8—Shareholders’ Equity

Stock Options

In July 1996, the Company’s Board of Directors approved and adopted a stock incentive plan, which provides for grants of both stock options and shares of restricted stock. A total of 2,500,000 shares may be granted under the terms of the 1996 Plan. The term of the options granted is determined by the Company’s Board of Directors, but in no event may be longer than ten years. The exercise price of options granted generally is required to be not less than the fair market value of the common stock on the date of grant. Options granted to employees generally vest at a rate of at least 20% per year.

The table below summarizes stock option transactions.

	2005		2004		2003
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,216,000	$0.85	1,379,000	$0.91	1,264,000	$0.96
Granted	340,000	$1.41	200,000	$0.46	330,000	$0.74
Exercised	(52,000)	$(0.65)	(153,000)	$(0.53)	(5,000)	$(0.63)
Canceled	(3,000)	$(1.09)	(210,000)	$(0.96)	(210,000)	$(1.06)
Outstanding at end of year	1,501,000	$0.99	1,216,000	$0.85	1,379,000	$0.91
Exercisable at end of year	1,123,000	$1.01	896,000	$0.95	915,000	$0.95

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.32 to $0.75	691,000	5.5 years	$0.51	546,000	$0.53
$0.76 to $1.50	670,000	5.5 years	$1.22	446,000	$1.20
$1.51 to $2.44	140,000	4 years	$2.27	131,000	$2.31
	1,501,000		$0.99	1,123,000	$1.01

Warrants

At December 31, 2005, 2004, and 2003, the Company had a total of 270,000 warrants to purchase common stock outstanding in each respective year, at weighted average exercise prices of $0.64, respectively. All of the warrants outstanding for all periods were exercisable. The weighted average lives for warrants outstanding at December 31, 2005 are .74 years.

Note 9—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$1,655,000	$1,545,000	$(4,679,000)
Weighted average shares outstanding	8,121,000	7,831,000	7,753,000
Net effect of diluted options and warrants	726,000	406,000	—
Weighted average dilutive shares outstanding	8,847,000	8,237,000	7,753,000
Earnings (loss) per share diluted	$0.19	$0.19	$(0.60)

Warrants and options to purchase 1,649,000 shares of common stock were excluded from the 2003 computation of diluted earnings per share because the Company incurred a loss in that year. They were anti-dilutive.

Note 10—Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2005 and December 31, 2004, the Company had uninsured cash and cash equivalents of $2,401,000 and $1,864,000, respectively.

Note 11—401(k) Profit Sharing Plan

HemaCare’s 401(k) Profit Sharing Plan (the “401(k) Plan”) qualifies, in form, under Section 401(k) of the Internal Revenue Code. The Company did not make any contributions to the 401(k) Plan pertaining to the 2003 plan year. For the 2004 plan year, the Company contributed cash in 2005 in the amount of $89,000 as matching contributions. In late 2005, the Board of Directors approved a matching contribution pertaining to the 2005 plan year of approximately $100,000.

Note 12—Commitments and Contingencies

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

Note 13—Segment Information

The Company operates in two business segments as follows:

•       Blood Products: Collection, processing and distribution of blood products.

•       Blood Services: Therapeutic apheresis and stem cell collection procedures and other therapeutic services provided to patients.

Management uses more than one criterion to measure segment performance. However, the dominant measurements are consistent with the Company’s consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:

	Blood Products	Blood Services
2005
Depreciation and amortization	$513,000	$34,000
Expenditures for fixed assets	427,000	11,000
2004
Depreciation and amortization	$437,000	$85,000
Expenditures for fixed assets	132,000	28,000
2003
Depreciation and amortization	$918,000	$51,000
Expenditures for fixed assets	828,000	291,000

Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.

Note 14—Exit and Disposal Activities

As the result of an evaluation of the overall operations of the Company, management implemented a plan to cease operations at several donor centers, including the mobile operations associated with these centers beginning in the third quarter of 2003. The donor centers included in this plan were Albany, New York; Chicago, Illinois; three centers in North Carolina; and Williston, Vermont. As of December 31, 2004, all of these donor centers were closed. Costs associated with the closures that were completed as of December 31, 2003 are reflected in the Company’s 2003 results in accordance with generally accepted accounting principles. Costs associated with the closures completed in 2004 are reflected in the Company’s 2004 results in accordance with generally accepted accounting principles.

As a result of the implementation of management’s plan to close certain locations as described above, the Company’s blood products segment incurred certain expenses associated with closing these centers. These expenses included the write-off of $214,000 of certain assets previously used in the operations of the closed donor centers, severance payments of $77,000 to 29 terminated employees, recognition of unexpired facility lease obligations of $253,000, and other associated costs of $54,000. Of all these costs, $27,000 remained accrued as of December 31, 2003, and this accrual was fully utilized in 2004.

All of these expenses were incurred in 2003, of which $571,000 and were recorded as operating expenses and $27,000 were recorded as general and administrative expenses.

Note 15—Concentration Risk

The Company provides products and services to individual hospitals, hospital groups and hospital management companies, all of which are referred to as “customers” for purposes of identifying concentration risk in this section. During 2005 only two customers represented more than 10% of the Company’s total revenue. One customer accounted for approximately 14.8% of total revenue, and as of December 31, 2005, the gross accounts receivable balance for this customer was $428,000. The other customer accounted for approximately 10.1% of the Company’s total revenue, and as of December 31, 2005, the gross accounts receivable balance for this customer was $528,000. The next largest customer accounted for approximately 8.4% of total revenue. The Company’s ten largest customers accounted for 62.2% of total revenues. The Company has no relationship with any of these customers other than as a provider of blood products and services.

In addition, consolidations and affiliations within the hospital industry have changed the environment for the blood products segment. The newly consolidated or affiliated hospitals have started to negotiate with the Company as a group, and therefore exert greater pressure on the Company for price discounts. This may force the Company to offer price discounts to retain sales volume that previously would not have been granted if the hospitals were not negotiating as a group.

During 2005, the Company received goods and services from two major vendors that represented more than 10% of the Company’s total costs. One vendor, that represents 18% of total costs, provides products that support the Company’s apheresis activities. As of December 31, 2005, the Company owed this vendor $387,000. The other vendor, that represents 15% of total costs, provides laboratory services. As of December 31, 2004, the Company owed this vendor $183,000. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 16—Subsequent Events

On January 31, 2006, the Company entered into the third modification (the “Modification”) to the Loan and Security Agreement, dated November 19, 2002, as amended on March 22, 2004 and July 1, 2005, among the Company, Coral Blood Services, Inc. and Comerica Bank. The Modification provides for letters of credit to be issued by Comerica Bank for the account of the Company in an amount not to exceed one million dollars.

On February 24, 2006, the Company entered into a lease agreement, between ECI Sherman Plaza LLC, as landlord, and the Company, as tenant. Under the Lease, the Company will lease approximately 20,000 square feet (the “Premises”) located in Van Nuys, California. The Premises will contain the Company’s corporate offices, a laboratory, a manufacturing facility for whole blood components and a distribution center, which facilities currently are contained in separate properties. The Company will continue to operate an apheresis donor center in Sherman Oaks, California. The Company will pay an average monthly base rent of $41,000, together with additional rent based on certain operating costs and taxes. The lease expires 128 months after the commencement date. It is anticipated that the lease will commence on August 1, 2006.