Form 10-Q
period 2006-03-31
HEMACARE CORP /CA/
filed 2006-05-12
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-15223

HEMACARE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3280412
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21101 Oxnard Street
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2006, 8,200,060 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED
MARCH 31, 2006

i

PART I   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,232,000	$2,612,000
Accounts receivable, net of allowance for doubtful accounts—$124,000 in 2006 and $85,000 in 2005	3,980,000	3,927,000
Product inventories and supplies	959,000	675,000
Prepaid expenses	330,000	350,000
Other receivables	9,000	145,000
Total current assets	7,510,000	7,709,000
Plant and equipment, net of accumulated depreciation and amortization of $4,117,000 in 2006 and $3,945,000 in 2005	2,887,000	2,703,000
Other assets	134,000	134,000
	$10,531,000	$10,546,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,972,000	$1,791,000
Accrued payroll and payroll taxes	873,000	1,389,000
Other accrued expenses	236,000	290,000
Current obligations under capital leases	68,000	81,000
Total current liabilities	3,149,000	3,551,000
Obligations under capital leases, net of current portion	—	7,000
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,196,060 issued and outstanding in 2006 and 2005	14,005,000	13,696,000
Accumulated deficit	(6,623,000)	(6,708,000)
Total shareholders’ equity	7,382,000	6,988,000
	$10,531,000	$10,546,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2006		2005
Revenues:
Blood products	$6,367,000		$5,619,000
Blood services	1,820,000		1,464,000
Total revenue	8,187,000		7,083,000
Operating expenses:
Blood products	5,187,000		4,422,000
Blood services	1,352,000		1,196,000
Total operating expenses	6,539,000		5,618,000
Gross profit	1,648,000		1,465,000
General and administrative expenses	1,547,000		1,189,000
Income before income taxes	101,000		276,000
Provision for income taxes	16,000		—
Net income	$85,000	(1)	$276,000
Basic earnings per share	$0.01		$0.03
Diluted earnings per share	$0.01		$0.03
Weighted average shares outstanding—basic	8,196,000		8,075,000
Weighted average shares outstanding—diluted	9,128,000		8,805,000

(1)          Includes impact of Company’s adoption of SFAS 123R in the three month period ended March 31, 2006 of $309,000 in non-cash share-based compensation expense.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$85,000	$276,000
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for bad debt	39,000	14,000
Depreciation and amortization	181,000	159,000
Loss on disposal of assets	8,000	—
Share-based compensation expense	309,000	—
Changes in operating assets and liabilities:
Increase in net accounts receivable	(92,000)	(33,000)
(Increase) decrease in inventories, supplies and prepaid expenses	(264,000)	65,000
Decrease in other assets	136,000	19,000
Decrease in accounts payable, accrued expenses and other liabilities	(389,000)	(440,000)
Net cash provided by operating activities	13,000	60,000
Cash flows from investing activities:
Purchases of plant and equipment	(373,000)	(38,000)
Net cash used by investing activities	(373,000)	(38,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	19,000
Principal payments on notes payable and capitalized leases	(20,000)	(72,000)
Net cash used by financing activities	(20,000)	(53,000)
Decrease in cash and cash equivalents	(380,000)	(31,000)
Cash and cash equivalents at beginning of period	2,612,000	2,082,000
Cash and cash equivalents at end of period	$2,232,000	$2,051,000
Supplemental disclosure:
Interest paid	$2,000	$17,000
Income taxes (refunded) paid	$34,000	$(2,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation

Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three months ended March 31, 2006 and 2005, and its cash flows for the three months ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 21, 2006 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2006. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment: An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”), in the first quarter of fiscal year 2006, the Company started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The Company’s assessment of the estimated fair value of the stock options granted is affected by the price of the Company’s stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of stock options granted. Generally, the calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)          The expected volatility of the common stock price, which was determined based on historical volatility of the Company’s common stock;

(b)         Expected dividends, which are not anticipated;

(c)          Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees.

In the future, management may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2006 and December 31, 2005, the Company had uninsured cash and cash equivalents of $2,021,000 and $2,401,000, respectively.

Note 2—Line of Credit and Notes Payable

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California (“Comerica”). This credit facility is scheduled to terminate June 30, 2007, and limits the amount the Company may borrow to the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of March 31, 2006 the rate associated with this credit facility was 7.50%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of March 31, 2006, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2 million.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of March 31, 2006, the Company was in full compliance with all of the financial covenants. During the first quarter of 2006, the Company did not incur any interest expense associated with the Comerica credit facility.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of March 31, 2006, the balance outstanding on this lease was $67,000, all of which is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of March 31, 2006, the balance outstanding on this lease was $1,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

Note 3—Shareholders’ Equity

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS 123R, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for share-based incentive awards. No share-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the three months ended March 31, 2005 for options granted under the Company’s 1996 Stock Incentive Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for the prior periods have not been restated.

For the three months ended March 31, 2006, the Company recognized non-cash share-based compensation costs of $309,000 as a result of the adoption of SFAS 123R. The effect of the change in applying the original provisions of SFAS 123 resulted in lowering income from continuing operations, income before taxes, net income, and basic and diluted earnings per share are as follows:

	Prior to Application of SFAS 123R	As per SFAS 123R
Income before income tax provision	$410,000	$101,000
Income tax provision	16,000	16,000
Net income	$394,000	$85,000
Net income per share:
Basic	$0.05	$0.01
Diluted	$0.04	$0.01

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans in all periods presented. The Company did not recognize any compensation expense related to the issuance of stock options in 2005. The effect of applying SFAS 123R resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income, as reported	$85,000	$276,000
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	N/A	(222,000)
Pro forma net income	$85,000	$54,000
Net income per share—basic and diluted
As reported	$0.01	$0.03
Pro forma	$0.01	$0.01
Shares used in computing net income per share
Basic	8,196,000	8,075,000
Diluted	9,128,000	8,805,000

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Number of shares under option:
Outstanding at January 1, 2006	1,501,000	$0.99
Granted	340,000	2.40
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2006	1,841,000	$1.25	4.5
Exercisable at March 31, 2006	1,388,000	$1.11	4.5

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	378,000	$.93
Granted	340,000	2.40
Vested	(265,000)	1.54
Nonvested at March 31,2006	453,000	$1.68

As of March 31, 2006, there was $528,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.65 years. The total measurement fair value of shares vested during the three-months ended March 31, 2006 was $408,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2006	2005
Weighted average fair value at date of grant for options granted during the period	$816,000	$479,850
Risk-free interest rates	4.47%	4.00%
Expected stock price volatility	93.59	107.05
Expected dividend yield	0	0

Note 4—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Net income	$85,000	$276,000
Weighted average shares outstanding	8,196,000	8,075,000
Net effect of dilutive options and warrants	932,000	730,000
Diluted shares outstanding	9,128,000	8,805,000

Options and warrants outstanding of 465,000 shares and 140,000 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5—Provision for Income Taxes

The Company has substantial net operating losses from prior periods that will be available in 2006 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last ten quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company’s net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. At this time, the Company will not reduce the 100% deferred tax valuation reserve, but may choose to reduce this reserve in future periods.

As a result of federal alternative minimum taxes and other state taxes, the Company estimates that $16,000 in taxes has been incurred as a result of reportable income during the first quarter of 2006. As described in Note 3, in the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $309,000 in compensation expense related to SFAS 123R in the first quarter of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $85,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

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

Note 7—Commitments and Contingencies

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

The Company is party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company

Note 8—Subsequent Events

In January 2006 the Food and Drug Administration (“FDA”) performed an inspection of the Company’s California operations. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection. The Company is taking prompt action to address issues noted in the warning letter, and fully intends to respond with a complete action plan within the required time frame.

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

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes blood products to hospitals, and others, in the United States. The blood products distributed consist of those produced by the Company and purchased from other suppliers. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract with hospitals, as an outside purchased service.

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

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Overview

The Company generated revenue for the first quarter of 2006 of $8,187,000, an increase of $1,104,000, or 15.6%, compared to the same period of 2005. Blood products revenue increased $748,000, or 13.3%, as a result of increased blood products sales from the Company’s fixed site California operations, and increases in selected product prices.

Blood services revenue increased $356,000, or 24.3%, mostly as a result of an increase in the number of procedures performed.

Gross profit in the first quarter of 2006 increased $183,000, or 12.5%, compared to the first quarter of 2005. The improvement is attributable to a $200,000, or 74.6%, improvement in gross profit for the

Company’s blood services business segment, whereas the blood products segment reported a $17,000, or 1.4%, decrease in gross profit.

Income from operations for the first quarter of 2006 was $101,000, compared with $276,000 reported for the same quarter of 2005, representing a decrease of $175,000, or 63.4%. This decrease is attributable to the recognition of $309,000 of non-cash share-based compensation expense in the first quarter of 2006 as a result of the Company’s adoption of SFAS 123R. Eliminating this expense results in income from operations of $410,000 for the first quarter of 2006, which represents an increase of $134,000, or 48.6%, compared to the same period in 2005. Most of this improvement is attributable to the increase in gross profit for the blood services segment.

The Company generated $85,000 of net income for the first quarter of 2006, representing an $191,000, or 69.2%, decrease from the same period in 2005. This decrease is attributable to the recognition of $309,000 of non-cash share-based compensation expense in the first quarter of 2006 as a result of the Company’s adoption of SFAS 123R. It is expected the charge in the first quarter of 2006 for share-based compensation expense will represent approximately 75% of the share-based expense for all of 2006. This first quarter weighting of stock option expense is due to vesting of grants that historically occur in the first quarter.

Eliminating the impact of the adoption of SFAS 123R in the quarter results in net income of $394,000, which represents an increase of $118,000, or 42.8%, compared to the same period in 2005. Share-based compensation expense in the first quarter is expected to be higher than in other quarters based on stock options that are historically granted in March.

Blood Products

For the three months ended March 31, 2006, blood product revenues increased $748,000, or 13.3%, compared with the same quarter of 2005. This increase is attributable to an increase in sales volume of blood products in California and an increase in the prices charged for selected products.

For the three months ended March 31, 2006, gross profit for the blood products segment decreased $17,000, or 1.4%, to $1,180,000 from $1,197,000 generated in first quarter of 2005. This decrease is due to a significant decline in gross profit from the Company’s Maine blood products operations, and increased regulatory salary expenses. The decrease in gross profit from the Company’s Maine operations was mostly attributable to a decrease in collection volumes resulting from donor recruitment staff turnover. The gross profit percentage for blood products decreased to 18.5% in the first quarter of 2006, from 21.3% for the same quarter of 2005 as the result of i) increases in the cost of selected supplies, ii) decreased operational efficiencies in the Company’s Maine operations as a result of lower volumes, and iii) increased regulatory compliance staffing expenses.

Blood Services

Revenues from blood services increased $356,000, or 24.3%, to $1,820,000 in the first quarter of 2006 from $1,464,000 generated in the same period of 2005, and represents the highest quarterly revenue for this business segment since the fourth quarter of 2004. The increase was mainly due to a 17% increase in the number of therapeutic apheresis procedures performed during the quarter compared to the same quarter in 2005, and is mostly as a result of increases in procedure volumes.

Gross profit for the blood services segment increased $200,000, or 74.6%, from $268,000 in the first quarter of 2005 to $468,000 during the same period of 2006. For the quarter, this business segment produced a gross profit percentage of 25.7%, compared with 18.3% for the same quarter in 2005. This increase is primarily the result of increased operational efficiencies associated with an increase in procedure volumes.

General and Administrative Expenses

General and administrative expenses increased by $358,000, or 30.1%, to $1,547,000 in the first quarter of 2006 from $1,189,000 in the same period of 2005. This increase was primarily due to the Company’s adoption of SFAS 123R in the first quarter of 2006. As a result, the Company recognized $300,000 in non-cash share-based compensation expense in the first quarter of 2006 associated with options issued under the Company’s 1996 Stock Incentive Plan. Under the transition method incorporated into SFAS 123R, the Company did not adjust any prior periods for share-based compensation expense. The other causes for the increase in general and administrative expense in the quarter include, a $52,000 increase in non-share-based compensation expense, a $35,000 increase in the cost of liability insurance, and a $25,000 increase in bad debt expense. The increase in non-share-based compensation expense reflects higher salaries paid to senior management as approved by the Compensation Committee in March 2005 after completing an extensive evaluation of management compensation relative to the marketplace. The cost of general and professional liability insurance increased as a result of higher insurance premiums upon renewal of the Company’s insurance policies during the second quarter of 2005. Finally, the increase in bad debt expense is mostly related to an increase in the age of selected customer receivable balances. The increases in general and administrative expenses in the first quarter of 2006 were offset by a $62,000 reduction in the cost for consultants, outside services and temporary personnel. This decrease was the result of the completion of several projects that required outside assistance during the first quarter of 2005, and filling several open positions since the first quarter of 2005, which minimized the use of outside temporary resources.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for the first quarter of 2006. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2006. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first quarter of 2006, the Company recorded $16,000 to the provision for income taxes based on these estimates. In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $309,000 in compensation expense related to SFAS 123R in the first quarter of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $85,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

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

Accounting for Share-Based Incentive Programs

In accordance with SFAS 123R, in the first quarter of 2006 the Company recognized compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company’s assessment of the estimated fair value of the stock options granted is affected by the price of the Company’s stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of stock options granted. Generally, the calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)          The expected volatility of the common stock price, which was determined based on historical volatility of the Company’s common stock;

(b)         Expected dividends, which are not anticipated;

(c)          Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees.

In the future, management may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company’s cash and cash equivalents were $2,232,000 and the Company had working capital of $4,361,000.

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank—California (“Comerica”). This credit facility is scheduled to terminate June 30, 2007, and limits the amount the Company may borrow is the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of March 31, 2006 the rate associated with this note was 7.50%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of March 31, 2006, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2 million.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of March 31, 2006 the Company was in full compliance with all of the financial covenants. During the first quarter of 2006, the Company did not incur any interest expense associated with the Comerica credit facility.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of March 31, 2006, the balance outstanding on this lease was $67,000, all of which is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company has a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. As of March 31, 2006, the balance outstanding on this lease was $1,000, all of which is included in current obligations. This lease is scheduled to terminate in May 2006.

The following table summarizes our contractual obligations by year (in thousands):

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$5,758	$467	$1,353	$983	$2,955
Capitalized leases	68	61	7	—	—
Totals	$5,826	$528	$1,360	$983	$2,955

For the three months ended on March 31, 2006, net cash provided by operating activities was $13,000, compared to $60,000 for the three months ended March 31, 2005. The decrease of $47,000 in cash provided between the two periods is primarily due to an increase in cash used for inventories, supplies and prepaid expenses of $264,000 compared to a decrease of $65,000 in 2005. In addition, there was an increase in accounts receivables of $92,000 in the first three months of 2006, compared to only $33,000 for the first three months of 2005 which contributed to the lower cash provided by operating activities. This is mostly the result of higher revenue in the first three months of 2006 compared to the same period of 2005. As of March 31, 2006, the days sales outstanding statistic stood at 44 days, compared to 41 days outstanding as of December 31, 2005. The Company has experienced some increase in the age of selected customer receivable balances during the quarter.

For the three months ended on March 31, 2006, net cash used in investing activities was $373,000, compared to $38,000 for the same period in 2005. The increase of $335,000 is primarily due to the Company’s investments during the first three months of 2006 in vehicles and computer equipment. The Company did not make similar investments in plant or equipment during the same period of 2005.

For the three months ended March 31, 2006, net cash used by financing activities was $20,000 compared with $53,000 for the three months ended March 31, 2005. Most of the difference is due to a reduction in the amount paid for debt obligations since the Company has significantly reduced outstanding debt over the last year.

The Company had previously decided to initiate a new information technology project to enhance the automation of its blood product operations. The Company has identified a preferred blood bank information system developer to provide this system, and is currently in contract negotiations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects approximately $2 million will be needed to complete this project. The Company also entered into a lease to occupy a building located in Van Nuys, California for new corporate headquarters and to relocate the Company’s blood processing and distribution operations from Sherman Oaks, California. It is anticipated the Company will need to make investments of approximately $1.2 million in this new facility for improvements and relocation costs.

Management anticipates that cash on hand, cash generated by operations and available borrowing on the bank line of credit, will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project and facility improvements.

The Company’s primary sources of liquidity include cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Liquidity also depends on maintaining compliance with the various loan covenants.

Risk Factors Affecting the Company

The Company’s short and long-term success is subject to many factors that are beyond management’s control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quaterly Report on Form 10-Q that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those described below or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

Changes in demand for blood products could affect profitability

The Company’s operations are structured to produce particular blood products based on customers’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on the Company’s profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, adequately to fill orders. This could result in a decrease in overall revenues and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

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

Steady or declining market prices could reduce profitability

The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and increased costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company’s ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Increased costs may reduce profitability and may have a material adverse effect on the business and results of operations.

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

Operations depend on services of qualified professionals and competition for their services is strong

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

Industry regulation could impact operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In January 2006 the Food and Drug Administration (“FDA”) performed an inspection of the Company’s California operations. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection. The Company is required and intends to respond by documenting an action plan to address each issue. Failure to promptly correct these issues may result in regulatory action without notice.

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

The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in additional findings that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid, Medicare and commercial patients, impact the fees that the Company is able to negotiate with hospitals. In addition, to the degree that the Company’s hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company’s revenue. If the Company is unable to increase prices for goods and services, the Company’s profitability may be adversely affected.

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

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to supply important supplies and services. Significant price increases, or disruptions in the ability of these vendors to provide products and services, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at the favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives at reasonable prices, the Company’s ability to produce products and provide services may be severely impacted and result in a reduction of revenue and profitability.

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

Future technological developments or alternative treatments could jeopardize business

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop alternative treatments for blood product transfusions or synthetic substitutes for human blood products. HemaCare’s business consists of collecting, processing and distributing human blood products and providing blood related therapuetic services. The introduction and acceptance in the market of alternative treatments or synthetic blood substitutes may cause material adverse harm to the business. In addition, recent technological developments to extend the shelf-life of products currently offered by the Company, could increase the available supply in the market, and put downward pressure on the price for these products. This may cause a material adverse impact on the future profitability for these products.

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

Limited access to insurance could affect ability to defend against possible claims

The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance that as the business expands, or the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, may materially and adversely affect the business.

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

Evaluation and consideration of strategic alternatives, and other significant projects, may distract management from reacting appropriately to business challenges and lead to reduced profitability

As a publicly traded Company, management must constantly evaluate and consider new strategic alternatives, and other significant projects, in an attempt to maximize shareholder value. The Company does not possess a large management team that can both consider strategic alternatives and manage daily operations. Therefore, management distractions associated with the evaluation and consideration of strategic alternatives, could prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. This may cause a material adverse impact on the future profitability for the Company.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has $68,000 of debt, all of which is in the form of notes payable and capitalized leases with fixed interest rates. As of March 31, 2006, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate, or at the election of the Company, LIBOR. Accordingly, if the Company did draw against this line of credit, interest rate expense could fluctuate with rate changes in the U.S.

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

Item 1A.                Risk Factors

None.

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

Date	May 12, 2006		HEMACARE CORPORATION
(Registrant)
		By:	/s/ JUDI IRVING
Judi Irving, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 20, 2003.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934