Form 10-Q
period 2006-06-30
HEMACARE CORP /CA/
filed 2006-08-14
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-15223

HEMACARE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3280412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
21101 Oxnard Street
Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

(818) 226-1968

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2006, 8,210,060 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2006

i

PART 1   FINANCIAL INFORMATION

Item 1.   Financial Statements

HEMACARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,732,000	$2,612,000
Accounts receivable, net of allowance for doubtful accounts—$79,000 in 2006 and $85,000 in 2005	3,992,000	3,927,000
Product inventories and supplies	1,214,000	675,000
Prepaid expenses	737,000	350,000
Other receivables	12,000	145,000
Total current assets	7,687,000	7,709,000
Plant and equipment, net of accumulated depreciation and amortization of $4,307,000 in 2006 and $3,945,000 in 2005	3,012,000	2,703,000
Other assets	285,000	134,000
	$10,984,000	$10,546,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,734,000	$1,791,000
Accrued payroll and payroll taxes	1,201,000	1,389,000
Other accrued expenses	195,000	290,000
Current obligations under capital leases	47,000	81,000
Current obligations under notes payable	—	—
Total current liabilities	3,177,000	3,551,000
Obligations under capital leases, net of current portion	—	7,000
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,210,060 and 8,196,060 shares issued and outstanding in 2006 and 2005	14,070,000	13,696,000
Accumulated deficit	(6,263,000)	(6,708,000)
Total shareholders’ equity	7,807,000	6,988,000
	$10,984,000	$10,546,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Blood products	$6,799,000	$5,862,000	$13,166,000	$11,480,000
Blood services	1,633,000	1,659,000	3,454,000	3,124,000
Total revenues	8,432,000	7,521,000	16,620,000	14,604,000
Operating costs and expenses:
Blood products	5,570,000	4,547,000	10,758,000	8,968,000
Blood services	1,372,000	1,208,000	2,724,000	2,405,000
Total operating costs and expenses	6,942,000	5,755,000	13,482,000	11,373,000
Gross profit	1,490,000	1,766,000	3,138,000	3,231,000
General and administrative expenses	1,121,000	1,321,000	2,667,000	2,510,000
Income before income taxes	369,000	445,000	471,000	721,000
Provision for income taxes	9,000	5,000	26,000	5,000
Net income	$360,000	$440,000	$445,000	$716,000
Basic earnings per share	$0.04	$0.05	$0.05	$0.09
Diluted earnings per share	$0.04	$0.05	$0.05	$0.08
Weighted average shares outstanding—basic	8,199,000	8,106,000	8,122,000	8,090,000
Weighted average shares outstanding—diluted	9,325,000	8,806,000	9,140,000	8,807,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$445,000	$716,000
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of bad debts	(6,000)	(13,000)
Depreciation and amortization	371,000	332,000
Loss (gain) on disposal of assets	5,000	(3,000)
Share-based compensation expense	362,000	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(59,000)	325,000
Increase in inventories, supplies and prepaid expenses	(926,000)	(424,000)
Decrease (increase) in other receivables	133,000	(15,000)
Increase in other assets	(151,000)	(11,000)
Decrease in accounts payable, accrued expenses and other liabilities	(340,000)	(260,000)
Net cash (used in) provided by operating activities	(166,000)	647,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	3,000	13,000
Purchases of plant and equipment	(689,000)	(128,000)
Net cash used in investing activities	(686,000)	(115,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,000	19,000
Proceeds from sale of common stock	—	132,000
Principal payments on debt and capitalized leases	(41,000)	(139,000)
Net cash (used in) provided by financing activities	(28,000)	12,000
(Decrease) increase in cash and cash equivalents	(880,000)	544,000
Cash and cash equivalents at beginning of period	2,612,000	2,082,000
Cash and cash equivalents at end of period	$1,732,000	$2,626,000
Supplemental disclosure:
Interest paid	$3,000	$33,000
Income taxes paid (refunded)	$47,000	$(17,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2006 and 2005 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 21, 2006 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2006. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

(b)         Expected dividends, which are not anticipated; and

(c)          Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2006 and December 31, 2005, the Company had uninsured cash and cash equivalents of $1,525,000 and $2,401,000, respectively.

APPLICATION OF NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

Note 2—Line of Credit and Notes Payable

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank (“Comerica”). This credit facility is scheduled to terminate June 30, 2007, and limits the amount the Company may borrow to the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of June 30, 2006, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60) or ninety (90) days using LIBOR as the relevant rate of interest. As of June 30, 2006, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2 million.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2006, the Company was in full compliance with all of the financial covenants. During the first six months of 2006, the Company did not incur any interest expense associated with the Comerica credit facility.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of June 30, 2006, the balance outstanding on this lease was $47,000, all of which is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company had a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. During the second quarter of 2006, the Company paid the remaining balance of this obligation of $1,000.

Note 3—Shareholders’ Equity

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS 123R, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for share-based incentive awards. No share-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the three month or six month period ended June 30, 2005 for options granted under the Company’s 1996 Stock Incentive Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2006, and December 31, 2005 respectively based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, and December 31, 2005 respectively, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for the prior periods have not been restated.

For the three months and six months ended June 30, 2006, the Company recognized non-cash share-based compensation costs of $52,000 and $361,000, respectively, as a result of the adoption of SFAS 123R, lowering income before taxes and net income by these amounts. In addition, basic earnings per share for the three months and six months ended June 30, 2006 are $.01 and $.05 lower, respectively, than if the Company did not account for share-based compensation per SFAS 123R. Diluted earnings per share for the second quarter of 2006 are not affected by SFAS 123R share-based compensation; however, for the six months ended on June 30, 2006, diluted earnings per share are $.04 lower than if the company did not apply SFAS 123R.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income, as reported	$360,000	$440,000	$445,000	$716,000
Less: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	N/A	19,000	N/A	152,000
Pro forma net income	$360,000	$421,000	$445,000	$564,000
Net income per share—basic
As reported	$0.04	$0.05	$0.05	$0.09
Pro forma	$0.04	$0.05	$0.05	$0.07
Net income per share—diluted
As reported	$0.04	$0.05	$0.05	$0.08
Pro forma	$0.04	$0.05	$0.05	$0.06
Shares used in computing net income per share
Basic	8,199,000	8,106,000	8,122,000	8,090,000
Diluted	9,325,000	8,806,000	9,140,000	8,807,000

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Number of shares under option:
Outstanding at January 1, 2006	1,501,000	$0.99
Granted	365,000	2.41
Exercised	(14,000)	.90
Canceled or expired	(16,000)	.80
Outstanding at June 30, 2006	1,836,000	$1.27	4.5
Exercisable at June 30, 2006	1,374,000	$1.12	4.5

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	378,000	$.93
Granted	365,000	2.41
Vested	(281,000)	1.56
Nonvested at June 30, 2006	462,000	$1.71

As of June 30, 2006, there was $527,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.25 years. The total measurement fair value of shares vested during the six months ended June 30, 2006 was $440,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average fair value at date of grant for options granted during the period	$63,000	$55,000	$879,000	$480,000
Risk-free interest rates	5.0%	4.0%	5.0%	4.0%
Expected stock price volatility	95.3%	108.4%	95.3%	108.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

On July 19, 2006 the Company’s 1996 Stock Option Plan expired. At the Company’s annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan (“the Plan”). The Plan is to encourage ownership in the Company be key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company’s Common Stock will be reserved for issuance under the Plan. Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates. As of August 1, 2006, no awards had been granted under the Plan.

Note 4—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$360,000	$440,000	$445,000	$716,000
Weighted average shares outstanding	8,199,000	8,106,000	8,122,000	8,090,000
Net effect of dilutive options and warrants	1,126,000	700,000	1,018,000	717,000
Diluted shares outstanding	9,325,000	8,806,000	9,140,000	8,807,000

Options and warrants outstanding of 0 shares and 490,000 shares of common stock for the three and six months ended June 30, 2006, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Options and warrants outstanding of 465,000 shares and 175,000 shares of common stock for the three and six months ended June 30, 2005, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 5—Provision for Income Taxes

The Company has substantial net operating losses from prior periods that will be available in 2006 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last eleven quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company’s net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. At this time, the Company will not reduce the 100% deferred tax valuation reserve, but may choose to reduce this reserve in future periods.

As a result of federal alternative minimum taxes and other state taxes, the Company estimates that $9,000 in taxes has been incurred as a result of reportable income during the second quarter of 2006. As described in Note 3, in 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $52,000 in compensation expense related to SFAS 123R in the second quarter of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $8,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

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

There were no intersegment revenues for either the three month or six month period ended June 30, 2006 or ended June 30, 2005.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1-Financial Statements” above.

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

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes blood products to hospitals, and others, in the United States. The blood products distributed consist of those produced by the Company and purchased from other suppliers. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, and stem cell collection to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract, as an outside purchased service.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Overview

The Company generated revenue for the second quarter of 2006 of $8,432,000, an increase of $911,000, or 12.1%, compared to the same period of 2005. Blood products revenue increased $937,000, or 16.0%, as a result of increased blood product sales in California, and increases in selected product prices from the prior year. Blood services revenue decreased $26,000, or 1.6%, mostly as a result of a 2.6% decrease in the number of procedures performed.

Gross profit in the second quarter of 2006 decreased $276,000, or 15.6%, compared to the second quarter of 2005. The decrease is attributable to an increase in compensation cost associated with the Company’s Maine operations, an increase in the cost of albumin, which is used principally by the Company’s Blood Services business segment and an increase in regulatory salary compliance costs.

The Company generated $360,000 of net income for the second quarter of 2006, representing an $80,000, or 18.2%, decrease from the same period in 2005. The decrease is primarily attributable to the decrease in gross profit as described above. In addition, the recognition of $52,000 of non-cash share-based compensation expense in the second quarter of 2006 contributed to the decrease in net income for the quarter compared to the same quarter in 2005.

Blood Products

For the three months ended June 30, 2006, blood product revenues increased $937,000, or 16.0%, compared with the same quarter of 2005. This increase is attributable to an increase in sales volume of blood products in California, an increase in the prices charged for selected products over the prior year and record levels of sales to research-related customers.

For the three months ended June 30, 2006, gross profit for the blood products segment decreased $86,000, or 6.5%, to $1,229,000 from $1,315,000 generated in second quarter of 2005. This decrease is due to an increase in staff compensation expense in the Company’s Maine blood products operations and increased regulatory compliance salary expenses. The gross profit percentage for blood products decreased to 18.1% in the second quarter of 2006, from 22.4% for the same quarter of 2005.

Blood Services

Revenues from blood services decreased $26,000, or 1.6%, to $1,633,000 in the second quarter of 2006 from $1,659,000 generated in the same period of 2005. The decrease was mainly due to a 2.6% decrease in the number of therapeutic apheresis procedures performed during the quarter compared to the same quarter in 2005.

Gross profit for the blood services segment decreased $190,000, or 42.1%, from $451,000 in the second quarter of 2005 to $261,000 during the same period of 2006. For the quarter, this business segment produced a gross profit percentage of 16.0%, compared with 27.2% for the same quarter in 2005. This decrease is primarily the result of a significant increase in the cost of albumin, which is a supply used in many therapeutic apheresis procedures, and a 2.6% decrease in procedure volumes.

General and Administrative Expenses

General and administrative expenses decreased $200,000, or 15.1%, to $1,121,000 in the second quarter of 2006 from $1,321,000 in the same period of 2005. This decrease was the result of i) a $123,000 decrease in cash-based employee compensation and benefit expense, ii) a $110,000 decrease in the cost of outside services, iii) a $18,000 decrease in bad debt expense, and iv) a $14,000 decrease in interest expense. The decrease in employee compensation is mostly the result of lower accrued bonuses and lower costs associated with the Company’s 401(k) plan. The decrease in outside service costs is the result of reduced utilization of consultants and other outside professionals to assist management with various projects, and filling several open positions since the second quarter of 2005, which minimized the use of outside temporary resources. Bad debt expense decreased in the quarter due to a reduction in the reserve for doubtful accounts as a result of a reduction in the overall age of uncollected customer receivables. Finally, interest expense decreased as a result of the substantial reduction in the Company’s utilization of debt since the second quarter of 2005.

The decreases in general and administrative costs were partially offset by a $42,000 increase in insurance costs, and a $20,000 net increase in non-cash share-based compensation. On May 1, 2006, the Company renewed all of its general and professional liability insurance policies, which resulted in an overall premium increase compared with the second quarter of 2005. The increase in share-based compensation reflects recognition of $42,000 in non-cash share-based compensation expense in the second quarter of 2006 associated with options issued under the Company’s 1996 Stock Incentive Plan. In the second quarter of 2005, however, the Company recognized $22,000 in share-based compensation as a result of the purchase of 80,000 shares of the Company’s stock through the Employee Stock Purchase Plan. The net impact of these two items was an overall increase in non-cash share-based compensation of $20,000.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for the second quarter of 2006. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2006. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the second quarter of 2006, the Company recorded $9,000 to the provision for income taxes based on these estimates. In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $52,000 in compensation expense related to SFAS 123R in the second quarter of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $8,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Overview

The Company reported revenue for the six months ended June 30, 2006 of $16,620,000, a $2,016,000, or 13.8%, increase, from $14,604,000 generated during the same period in 2005. Blood products revenue increased $1,686,000, or 14.7%, as a result of increased sales in the Company’s California market. Blood services revenue increased $330,000, or 10.6%, mostly as a result of an increase in the number of procedures performed.

Gross profit for the first six months of 2006 decreased $93,000, or 2.9%, compared with the first six months of 2005, mostly as a result of higher staff compensation expenses at the Company’s Maine operations, and for regulatory compliance.

General and administrative expenses increased $157,000, or 6.3%, due to the Company’s adoption of SFAS 123R in 2006.

Net income for the period decreased $271,000, or 37.8%, to $445,000, from $716,000 in the first six months of 2005. This decrease is attributable to $361,000 in non-cash share-based compensation expense recognized during the first six months of 2006. No such expense was recognized in the first six months of 2005 per the modified prospective transition method provided in SFAS 123R.

Blood Products

For the six months ended June 30, 2006, revenues for this business segment increased $1,686,000, or 14.7%, compared to the same period of 2005. The increase in revenue is directly attributable to higher sales volumes at the Company’s California operations, as well as year over year increases in selected product pricing.

For the six months ended June 30, 2006, gross profit for the blood products segment decreased $104,000, or 4.1%, compared with the same period of 2005. The gross profit percentage for the blood products segment decreased to 18.3%, from 21.9% recorded during the first six months of 2005. The decline is attributable to an increase in staff compensation expense at the Company’s Maine operations.

Blood Services

Revenues from blood services increased $330,000, or 10.6%, to $3,454,000 in the first six months of 2006 from $3,124,000 in the same period of 2005. The increase was mainly due to a 6.5% increase in the number of therapeutic apheresis procedures performed.

Gross profit for the blood services segment increased $11,000, or 1.5%, to $730,000 in the first six months of 2006 from $719,000 during the same period in 2005, reflecting higher procedure volumes. For the first six months of 2006, this business segment produced a gross profit percentage of 21.1%, compared with 23% for the same period in 2005. The decrease is primarily the result of a significant increase in the cost of albumin, which is used in many therapeutic apheresis procedures.

General and Administrative Expenses

General and administrative expenses increased by $157,000, or 6.3%, to $2,667,000 in the first six months of 2006 from $2,510,000 in the same period of 2005. This increase was primarily due to the Company’s adoption of SFAS 123R in 2006. As a result, the Company recognized $320,000 in non-cash share-based compensation expense in this expense category in the first six months of 2006 associated with options issued under the Company’s 1996 Stock Incentive Plan. In addition, liability insurance expense increased $77,000 as a result of higher insurance premiums upon renewal of the Company’s insurance policies during the second quarter of 2006. The increases in general and administrative expenses in the first six months of 2006 were offset by a $185,000 reduction in the cost for consultants, outside services and temporary personnel, and a $65,000 decrease in staff compensation and benefits expenses. The decrease in outside services was the result of the completion of several projects that required outside assistance during the first six months of 2005, and filling several open positions since the first six months of 2005, which minimized the use of outside temporary resources in the first six months of 2006. The reduction in compensation and benefits expenses is mostly attributable to lower bonus accrual, and reduced costs associated with the Company’s 401(k) plan.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for the first six months of 2006. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2006. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first six months of 2006, the Company recorded $26,000 to the provision for income taxes based on these estimates. In the first six months of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $361,000 in compensation expense related to SFAS 123R in the first six months of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $93,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

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

Accounting for Share-Based Incentive Programs

In accordance with SFAS 123R, in the second quarter of 2006 the Company recognized compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with SFAS No 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

(b)         Expected dividends, which are not anticipated; and

(c)          Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company’s cash and cash equivalents were $1,732,000 and the Company had working capital of $4,510,000.

The Company, together with Coral Blood Services, Inc., a subsidiary, has a working capital line of credit with Comerica Bank (“Comerica”). This credit facility is scheduled to terminate June 30, 2007, and limits the amount the Company may borrow is to the lesser of: 75% of eligible accounts receivable or $2 million. Interest is payable monthly at a rate of prime minus 0.25%; as of June 30, 2006 the rate associated with this note was 8.0%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60), or ninety (90) days using LIBOR as the relevant rate of interest. As of June 30, 2006, the Company had no net borrowing on this line of credit, and the Company had unused availability of $2 million.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2006 the Company was in full compliance with all of the financial covenants. During the second quarter of 2006, the Company did not incur any interest expense associated with the Comerica credit facility.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of June 30, 2006, the balance outstanding on this lease was $47,000, all of which is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company had a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. During the second quarter of 2006, the Company paid the remaining balance of this obligation of $1,000.

The following table summarizes our contractual obligations by year (in thousands):

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$5,614	$323	$1,353	$983	$2,955
Capitalized leases	47	47	—	—	—
Totals	$5,661	$370	$1,353	$983	$2,955

For the three months ended on June 30, 2006, net cash used in operating activities was $166,000, compared to $647,000 of cash provided by operating activities for the three months ended June 30, 2005. The decrease of $813,000 in cash provided between the two periods is primarily due to an increase in cash used for inventories, supplies and prepaid expenses of $926,000, compared to an increase of $424,000 for this category in 2005. This increase is associated with the purchase of albumin to support the Company’s blood services segment. In addition, cash used in accounts receivables increased $59,000 in the first six months of 2006, compared to $325,000 of cash provided by accounts receivables for the first six months of 2005. As of June 30, 2006, the days sales outstanding were 43 days, compared to 41 days outstanding as of December 31, 2005. The Company has experienced some increase in the age of selected customer receivable balances during the first six months of 2006.

For the six months ended on June 30, 2006, net cash used in investing activities was $686,000, compared to $115,000 for the same period in 2005. The increase of $571,000 is primarily due to the Company’s investments in vehicles, computer equipment and computer software. The Company did not make similar investments during the same period of 2005.

For the six months ended June 30, 2006, net cash used by financing activities was $28,000, compared to cash provided of $12,000 for the six months ended June 30, 2005. Most of the difference is due to a $98,000 reduction in the amount paid for debt obligations between the two periods since the Company has significantly reduced outstanding debt over the last year, and $132,000 received from the sale of common stock during the first six months of 2005. No similar stock transaction occurred during the first six months of 2006.

The Company entered into a lease to occupy a building located in Van Nuys, California for new corporate headquarters and to relocate the Company’s blood processing and distribution operations from Sherman Oaks, California. The Company expects to incur approximately $1.5 million in capital expenditures for improvements and relocation costs. The Company previously decided to initiate a new information technology project to enhance the automation of its blood product operations. The Company has identified a preferred blood bank information system developer to provide this system, and is currently in contract negotiations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects approximately $2 million will be needed to complete this project.

Management anticipates that cash generated by operations and available borrowing on the bank line of credit, will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project and facility improvements.

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

Steady or declining market prices could reduce profitability

The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and increased costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company’s ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Steady or declining market prices, and increased costs may reduce profitability and may have a material adverse effect on the business and results of operations.

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

Operations depend on services of qualified professionals and competition for their services is strong

The Company is highly dependent upon obtaining the services of qualified professionals. In particular, the Company’s operations depend on the services of registered nurses, medical technologists, regulatory and quality assurance professionals, and others with knowledge of the blood industry. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. If the Company is unable to attract and retain a staff of qualified professionals, operations may be adversely affected.

Industry regulations could impact operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In January 2006 the Food and Drug Administration (“FDA”) performed an inspection of the Company’s California operations. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection. The Company has responded and implemented an action plan to address each issue.

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

The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future

Decrease in reimbursement rates may affect profitability

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

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to supply important supplies and services. Significant price increases, or disruptions in the ability of these vendors to provide products and services, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives at reasonable prices, the Company’s ability to produce products and provide services may be severely impacted and result in a reduction of revenue and profitability.

Potential adverse effect from changes in the healthcare industry, including consolidations, could affect access to customers

Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. There has been significant consolidation among healthcare providers seeking to enhance efficiencies, and this consolidation is expected to continue. As a result of these trends, the Company may be limited in its ability to increase prices for products in the future, even if costs increase. Further, customer attrition as a result of consolidation or closure of hospital facilities may adversely impact the Company.

Future technological developments or alternative treatments could jeopardize business

As a result of the risks posed by blood-borne diseases, many companies are currently seeking to develop alternative treatments for blood product transfusions or synthetic substitutes for human blood products. HemaCare’s business consists of collecting, processing and distributing human blood products and providing blood related therapeutic services. The introduction and acceptance in the market of alternative treatments or synthetic blood substitutes may cause material adverse harm to the business. In addition, recent technological developments to extend the shelf-life of products currently offered by the Company, could increase the available supply in the market, and put downward pressure on the price for these products. This may cause a material adverse impact on the future profitability for these products.

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

Product safety and product liability could provide exposure to claims and litigation

Blood products carry the risk of transmitting infectious diseases, including but not limited to hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare screens donors, uses highly qualified testing service providers to test its blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely affect the Company’s financial condition.

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

Evaluation and consideration of strategic alternatives, and other significant projects, may distract management from reacting appropriately to business challenges and lead to reduced profitability

As a publicly traded Company, management must constantly evaluate and consider new strategic alternatives, and other significant projects, in an attempt to maximize shareholder value. The Company does not possess a large management team that can both consider strategic alternatives and manage daily operations. Therefore, management distractions associated with the evaluation and consideration of strategic alternatives, could prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. This may cause a material adverse impact on the future profitability of the Company.

Strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability

The Company may embark on a growth strategy through acquisitions of companies or operations that compliment existing product lines, customers or other capabilities. The Company may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, the Company may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, the Company may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect the Company’s ability to integrate, or realize any anticipated benefits from, acquisitions include:

•       unexpected losses of key employees or customer of the acquired company;

•       difficulties integrating the acquired company’s standards, processes, procedures and controls;

•       difficulties coordinating new product and process development;

•       difficulties hiring additional management and other critical personnel;

•       difficulties increasing the scope, geographic diversity and complexity of the Company’s operations;

•       difficulties consolidating facilities, transferring processes and know-how;

•       difficulties reducing costs of the acquired company’s business;

•       diversion of management’s attention from the management of the Company; and

•       adverse effects on existing business relationships with customers.

Articles of Incorporation and Rights Plan could delay or prevent an acquisition or sale of HemaCare

HemaCare’s Articles of Incorporation empower the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult for a change in control of HemaCare, even if such a change in control would be in the interest of a significant number of shareholders or if such a change in control would provide shareholders with a substantial premium for their shares over the then-prevailing market price for the Company’s common stock.

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

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded and Nasdaq stocks since they are less liquid

HemaCare’s common stock was delisted from the Nasdaq Small Cap Market on October 29, 1998 because of the failure to maintain Nasdaq’s requirement of a minimum bid price of $1.00. Since November 2, 1998 the common stock has traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of the Company’s common stock or to obtain accurate quotations as to its price.

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has $47,000 of debt, all of which is in the form of capitalized leases with fixed interest rates. As of June 30, 2006, the Company has no debt at variable interest rates, and therefore there is no risk from changes in interest rates at this time. The Company has the ability to draw against the working capital line of credit, which has an interest rate linked to the prime interest rate. Accordingly, if the Company did draw against this line of credit, interest rate expense could fluctuate with rate changes in the U.S.

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

Item 1A.                  Risk Factors

The risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed other than as set forth below.

The following risk factors were not part of the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

Strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability

The Company may embark on a growth strategy through acquisitions of companies or operations that compliment existing product lines, customers or other capabilities. The Company may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, the Company may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect the Company’s ability to integrate, or realize any anticipated benefits from, acquisitions include:

•       unexpected losses of key employees or customer of the acquired company;

•       difficulties integrating the acquired company’s standards, processes, procedures and controls;

•       difficulties coordinating new product and process development;

•       difficulties hiring additional management and other critical personnel;

•       difficulties increasing the scope, geographic diversity and complexity of the Company’s operations;

•       difficulties consolidating facilities, transferring processes and know-how;

•       difficulties reducing costs of the acquired company’s business;

•       diversion of management’s attention from the management of the Company; and

•       adverse effects on existing business relationships with customers.

The following risk factors were part of the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, but have been updated to reflect recent events:

Industry regulations could impact operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In January 2006 the Food and Drug Administration (“FDA”) performed an inspection of the Company’s California operations. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection. The Company has responded and implemented an action plan to address each issue.

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

The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

a.                 The Company’s Annual Meeting of Shareholders (the “Meeting”) was held on May 24, 2006.

b.                The following table shows the tabulation of votes for all matters put to vote at the Meeting:

Matters Put to Vote		For	Against	Withheld
1.	Election of Five Directors
	Julian L. Steffenhagen	6,184,287	N/A	488,450
	Judi Irving	6,184,087	N/A	488,650
	Teresa S. Sligh, M. D.	6,626,269	N/A	46,468
	Terry Van Der Tuuk	6,626,094	N/A	46,643
	Steven B. Gerber, M.D.	6,626,069	N/A	46,668
2.	Approval of 2006 Equity Incentive Plan	2,399,391	860,228	3,413,118
3.	Ratification of the Appointment of Stonefield Josephson, Inc. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006	6,659,885	5,010	7,842

Item 5.                          Other Information

The proxy materials for the 2006 annual meeting of shareholders held on May 24, 2006 were mailed to shareholders of the Company on April 21, 2006. Under certain circumstances, shareholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2007 annual meeting of shareholders must be received at the Company’s executive offices at 21101 Oxnard Street, Woodland Hills, CA, 91367, addressed to the attention of the Corporate Secretary by February 27, 2007 in a form that complies with applicable regulations. The Securities and Exchange Commission’s rules provide that, in the event a stockholder proposal is not submitted to the Company prior to February 27, 2007, the proxies solicited by the Board for the 2007 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2007 annual meeting of stockholder without any discussion of the proposal in the proxy statement for such meeting.

If the date of the 2007 annual meeting of shareholders is advanced or delayed more than 30 days from the date of the 2006 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2007 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2007 annual meeting. Upon any determination that the date of the 2007 annual meeting will be advanced or delayed by more than 30 days from the date of the 2006 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

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

10.1                Indemnification Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006.

10.2                Indemnification Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006

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

Date	August 14, 2006	HEMACARE CORPORATION
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
10.1

Indemnification Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006.

10.2

Indemnification Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006

11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934