Form 10-Q
period 2006-09-30
HEMACARE CORP /CA/
filed 2006-11-14
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, 8,495,955 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2006

i

PART 1   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,088,000	$2,612,000
Accounts receivable, net of allowance for doubtful accounts—$127,000 in 2006 and $85,000 in 2005	5,196,000	3,927,000
Product inventories and supplies	1,177,000	675,000
Prepaid expenses	595,000	350,000
Other receivables	—	145,000
Total current assets	8,056,000	7,709,000
Plant and equipment, net of accumulated depreciation and amortization of $4,493,000 in 2006 and $3,945,000 in 2005	3,253,000	2,703,000
Other assets	194,000	134,000
Goodwill	3,078,000	—
	$14,581,000	$10,546,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,122,000	$1,791,000
Accrued payroll and payroll taxes	1,130,000	1,389,000
Other accrued expenses	488,000	290,000
Current obligations under capital leases	27,000	81,000
Current obligations under notes payable	1,450,000	—
Total current liabilities	5,217,000	3,551,000
Obligations under capital leases, net of current portion	525,000	7,000
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,495,955 and 8,196,060 shares issued and outstanding in 2006 and 2005	14,655,000	13,696,000
Accumulated deficit	(5,816,000)	(6,708,000)
Total shareholders’ equity	8,839,000	6,988,000
	$14,581,000	$10,546,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Blood products	$7,186,000	$6,001,000	$20,352,000	$17,481,000
Blood services	1,991,000	1,767,000	5,445,000	4,891,000
Total revenues	9,177,000	7,768,000	25,797,000	22,372,000
Operating costs and expenses:
Blood products	6,079,000	4,954,000	16,837,000	13,922,000
Blood services	1,367,000	1,368,000	4,091,000	3,773,000
Total operating costs and expenses	7,446,000	6,322,000	20,928,000	17,695,000
Gross profit	1,731,000	1,446,000	4,869,000	4,677,000
General and administrative expenses	1,276,000	1,149,000	3,943,000	3,659,000
Income before income taxes	455,000	297,000	926,000	1,018,000
Provision for income taxes	7,000	2,000	33,000	7,000
Net income	$448,000	$295,000	$893,000	$1,011,000
Basic earnings per share	$0.05	$0.04	$0.11	$0.12
Diluted earnings per share	$0.05	$0.03	$0.10	$0.11
Weighted average shares outstanding—basic	8,298,000	8,167,000	8,162,000	8,116,000
Weighted average shares outstanding—diluted	9,104,000	8,909,000	8,981,000	8,841,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$893,000	$1,011,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) bad debts	42,000	(3,000)
Depreciation and amortization	574,000	498,000
Loss (gain) on disposal of assets	4,000	(3,000)
Share-based compensation expense	404,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(843,000)	(345,000)
Decrease (increase) in inventories, supplies and prepaid expenses	68,000	(320,000)
Decrease in other receivables	149,000	37,000
Increase in other assets	(44,000)	(25,000)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(805,000)	31,000
Net cash provided by operating activities	442,000	881,000
Cash flows from investing activities:
Investment in HemaBio	(2,224,000)	—
Proceeds from sale of plant and equipment	5,000	13,000
Purchases of plant and equipment	(974,000)	(346,000)
Net cash used in investing activities	(3,193,000)	(333,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,000	21,000
Proceeds from sale of common stock	—	132,000
Principal payments on debt and capitalized leases	(61,000)	(873,000)
Proceeds from advances on line of credit	1,275,000
Net cash provided by (used in) financing activities	1,227,000	(720,000)
Decrease in cash and cash equivalents	(1,524,000)	(172,000)
Cash and cash equivalents at beginning of period	2,612,000	2,082,000
Cash and cash equivalents at end of period	$1,088,000	$1,910,000
Supplemental disclosure:
Interest paid	$12,000	$23,000
Income taxes paid (refunded)	$60,000	$(17,000)
Teragenix acquisition:
Notes issued to sellers	$200,000
Common stock issued to sellers	543,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 21, 2006 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2006. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment: An amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), in the first quarter of fiscal year 2006, the Company started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2006 and December 31, 2005, the Company had uninsured cash and cash equivalents of $784,000 and $2,401,000, respectively.

APPLICATION OF NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In September 2006, the FASB issued two new pronouncements, SFAS No. 157, Fair Value Measurements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company does not believe that SFAS No. 157 will have a material impact on its financial statements. SFAS 158 does not apply as the Company does not have a defined benefit pension or another post retirement plan.

Note 2—Acquisition of Teragenix Corporation

On August 29, 2006, the Company acquired all of the outstanding stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”) for $4.8 million comprised of (i) $1,372,000 in cash, (ii) up to an additional $250,000 in cash, subject to the Company’s right to set-off, (iii) 285,895 shares of the Company’s common stock, (iv) secured, subordinated promissory notes issued by the Company in the aggregate principal amount of $200,000, (v) up to 248,000 additional shares of the Company’s common stock based on the “EBIT” (as defined) of HemaBio for the twelve month period ended March 31, 2007, and (vi) up to an additional $1,300,000 in cash based on the EBIT of HemaBio for the three fiscal years ended December 31, 2008, all as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2006. The Company allocated the purchase price per SFAS 141 to the fair value of the assets acquired, net of liabilities assumed. The remaining portion of the purchase price, or $3,078,000, was allocated to goodwill representing the amount of the purchase price in excess of the fair value of the assets, net of liabilities acquired, subject to possible adjustment during the allocation period which will not to exceed one year.

The following table summarizes the components of the consideration paid to acquire HemaBio:

Cash paid to sellers	$1,372,000
Additional cash, subject to right to set-off	250,000
Acquisition costs	602,000
Cash investment in HemaBio:	$2,224,000
Notes issued to sellers	200,000
HemaCare stock	543,000
Total consideration:	$2,967,000

The following table summarizes the allocation of the consideration to the assets acquired, net of liabilities assumed:

Cash and cash equivalents	$248,000
Accounts receivable	468,000
Inventory	257,000
Other current assets	15,000
Property, Plant & Equipment	160,000
Other non-current assets	16,000
Goodwill	3,078,000
Total assets acquired:	$4,242,000
Less: Liabilities and debt assumed	1,275,000
Total consideration:	$2,967,000

HemaCare’s primary reason for acquiring Teragenix is its focus on providing blood products and support services to research-focused customers. HemaCare identified research support as a strategic growth opportunity, and believes the combination of the two companies will provide HemaCare with a market advantage by providing research customers with a wide range of biological samples and clinical research support services.

As of September 30, 2006, the balance sheet of HemaBio is consolidated with the Company’s balance sheet. The statement of income of HemaBio for the 32 day period from August 30, 2006 to September 30, 2006 is consolidated with the Company’s statement of income for the three and nine month periods ended September 30, 2006. The statement of cash flows for HemaBio for the period August 30, 2006 to September 30, 2006 is included with the Company’s statement of cash flows for the nine months ended September 30, 2006.

If the operating results of HemaBio had been included since the beginning of the three month and nine month periods ended September 30, 2005 and 2006, the pro forma revenues, net income and net income per share would be as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$9,863,000	$9,129,000	$28,520,000	$26,379,000
Net income	507,000	722,000	987,000	1,816,000
Net income per share
Basic	$0.06	$0.09	$0.12	$0.22
Diluted	$0.05	$0.08	$0.11	$0.20
Shares used for calculated net income per share
Basic	8,485,000	8,453,000	8,414,000	8,402,000
Diluted	9,291,000	9,195,000	9,233,000	9,127,000

Note 3—Line of Credit and Notes Payable

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. As of September 30, 2006, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60) or ninety (90) days using LIBOR as the relevant rate of interest. As of September 30, 2006, the Company had borrowed $1,275,000 on this line of credit, and the Company had unused availability of $1,725,000.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2006, the Company was in full compliance with all of the financial covenants. During the first nine months of 2006, the Company incurred $8,000 in interest expense associated with the Comerica credit facility.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of September 30, 2006, the balance outstanding on this lease was $27,000, all of which is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

Note 4—Shareholders’ Equity

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS 123R, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for share-based incentive awards. No share-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the three month or nine month period ended September 30, 2005 for options granted under the Company’s 1996 Stock Incentive Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2006, and December 31, 2005 respectively based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006, and December 31, 2005 respectively, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for the prior periods have not been restated.

For the three months and nine months ended September 30, 2006, the Company recognized non-cash share-based compensation costs of $43,000 and $404,000, respectively, as a result of the adoption of SFAS 123R, lowering income before taxes and net income by these amounts.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income, as reported	$448,000	$295,000	$893,000	$1,011,000
Less: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	N/A	14,000	N/A	166,000
Pro forma net income	$448,000	$281,000	$893,000	$845,000
Net income per share—basic
As reported	$0.05	$0.04	$0.11	$0.12
Pro forma	$0.05	$0.03	$0.11	$0.10
Net income per share—diluted
As reported	$0.05	$0.03	$0.10	$0.11
Pro forma	$0.05	$0.03	$0.10	$0.10
Shares used in computing net income per share
Basic	8,298,000	8,167,000	8,162,000	8,116,000
Diluted	9,104,000	8,909,000	8,981,000	8,841,000

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Number of shares under option:
Outstanding at January 1, 2006	1,501,000	$0.99
Granted	365,000	2.41
Exercised	(14,000)	.90
Canceled or expired	(16,000)	.80
Outstanding at September 30, 2006	1,836,000	$1.27	4.0
Exercisable at September 30, 2006	1,384,000	$1.13	4.0

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	378,000	$.93
Granted	365,000	2.41
Vested	(291,000)	1.59
Nonvested at September 30, 2006	452,000	$1.70

As of September 30, 2006, there was $475,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.15 years. The total measurement fair value of shares vested during the nine months ended September 30, 2006 was $462,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value at date of grant for options granted during the period	$0	$0	$879,000	$480,000
Risk-free interest rates	5.0%	4.0%	5.0%	4.0%
Expected stock price volatility	91.4%	106.3%	91.4%	106.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

On July 19, 2006 the Company’s 1996 Stock Option Plan expired. At the Company’s annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan (“the Plan”). The Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company’s common stock will be reserved for issuance under the Plan. Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates. As of November 1, 2006, no awards had been granted under the Plan.

Note 5—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$448,000	$295,000	$893,000	$1,011,000
Weighted average shares outstanding	8,298,000	8,167,000	8,162,000	8,116,000
Net effect of dilutive options and warrants	806,000	742,000	819,000	725,000
Diluted shares outstanding	9,104,000	8,909,000	8,981,000	8,841,000

Warrants issued in the third quarter of 2002 to the Company’s prior President and CEO for 270,000 shares of the Company’s common stock expired on September 26, 2006 unexercised. Therefore, the shares associated with these warrants were excluded from the calculation of diluted shares outstanding for any reported period ended September 30, 2006.

Options for 490,000 shares of common stock for both the three and nine months ended September 30, 2006 have been excluded from the above calculation because their effect would have been anti-dilutive.

Options and warrants outstanding of 150,000 shares and 175,000 shares of common stock for the three and nine months ended September 30, 2005, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 6—Provision for Income Taxes

The Company has substantial net operating losses from prior periods that will be available in 2006 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the last twelve quarters, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets to reflect some potential future benefit from the future utilization of the Company’s net operating losses. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. At this time, the Company will not reduce the 100% deferred tax valuation reserve, but may choose to reduce this reserve in future periods.

As a result of federal alternative minimum taxes and other state taxes, the Company estimates that $7,000 in taxes has been incurred as a result of reportable income during the third quarter of 2006. As described in Note 3, in 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $43,000 in compensation expense related to SFAS 123R in the third quarter of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $8,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

Note 7—Business Segments

HemaCare operates two business segments as follows:

•       Blood Products—Collection, processing and distribution of blood products and donor testing.

•       Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

Management considers the operations of HemaBio to be similar to the Company’s existing blood products business segment. HemaBio sources, processes and distributes human biological samples, manufactures quality control products and provides clinical trial services. Management does not consider this operation to be sufficiently material or significant to require separate reporting of HemaBio as a new business segment. Therefore, the financial information for HemaBio is reported as part of the Company’s blood products business segment.

Management uses more than one measure to evaluate segment performance. However, the dominant measurements are consistent with HemaCare’s consolidated financial statements, which present revenue from external customers and operating income for each segment.

There were no intersegment revenues for either the three month or nine month period ended September 30, 2006 or ended September 30, 2005.

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

General

HemaCare Corporation (“HemaCare” or the “Company”) collects, processes and distributes human blood products for transfusion and research primarily in the United States. The blood products distributed consist of those produced by the Company and purchased from other suppliers. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures and stem cell collection to patients with a variety of disorders. Blood related services are provided on an in-patient and out-patient basis under contract, as an outside purchased service.

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations, through the acquisition of a similar business, into portions of the eastern U.S. In late 2003, new management, following a comprehensive evaluation of the Company’s operations, implemented a restructuring plan reducing the number of geographic areas served and improving the revenue potential from the remaining geographic areas served by the Company.

On August 29, 2006, the Company acquired all of the outstanding stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”) for (i) $1,372,000 in cash, (ii) up to an additional $250,000 in cash, subject to the Company’s right to set-off, (iii) 285,895 shares of the Company’s common stock, (iv) secured, subordinated promissory notes issued by the Company in the aggregate principal amount of $200,000, (v) up to 248,000 additional shares of the Company’s common stock based on the “EBIT” (as defined) of HemaBio for the fiscal year ended March 31, 2007, and (vi) up to an additional $1,300,000 in cash based on the EBIT of HemaBio for the three fiscal years ended December 31, 2008, all as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2006. This wholly owned subsidiary sources, processes and distributes human biological samples, manufactures quality control products and provides clinical trial services from its facility in Fort Lauderdale, Florida.

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Overview

The Company generated revenue for the third quarter of 2006 of $9,177,000, an increase of $1,409,000, or 18.1%, compared to the same period of 2005. Blood products revenue increased $1,185,000, or 19.7%, as a result of increased blood product sales in California, increases in selected product prices from the prior year, and the addition of 32 days of revenue from HemaBio subsequent to the acquisition of

HemaBio on August 29, 2006. Blood services revenue increased $224,000, or 12.6%, mostly as a result of a 17.3% increase in the number of procedures performed.

Gross profit in the third quarter of 2006 increased $285,000, or 19.7%, compared to the third quarter of 2005. The increase is attributable to higher revenue and gross profit margins for both the blood products and blood services business segments.

General and administrative expenses increased $127,000, or 11%, in the third quarter of 2006 compared to the same quarter of 2005. The Company recognized $43,000 of non-cash share-based compensation expense in the third quarter of 2006, $39,000 of which is included in general and administrative expenses. The Company did not recognize this expense in the same quarter in 2005, per SFAS 123R.

The Company generated $448,000 of net income for the third quarter of 2006, representing an $153,000, or 52.2%, increase from the same period in 2005. The increase is primarily attributable to the increase in gross profit as described above, the addition of 32 days of operating results from HemaBio, and management’s efforts to control general and administrative expenses during a period of increasing revenue.

Blood Products

For the three months ended September 30, 2006, blood product revenues increased $1,185,000, or 19.7%, compared with the same quarter of 2005. This increase is attributable to an increase in sales volume of blood products in California, an increase in the prices charged for selected products over the prior year and the addition of 32 days of revenue from HemaBio subsequent to the acquisition on August 29, 2006.

For the three months ended September 30, 2006, gross profit for the blood products segment increased $60,000, or 5.8%, to $1,107,000 from $1,047,000 generated in third quarter of 2005. The increase is primarily attributable to the increase in the sales volume of blood products, primarily from the Company’s California operations and the addition of HemaBio. The gross profit percentage for blood products decreased to 15.4% in the third quarter of 2006, from 17.4% for the same quarter of 2005. This is primarily the result of lower margins from the Company’s Maine operations due to higher staff compensation costs in Maine is the primary cause for the decrease in margins.

Blood Services

Revenues from blood services increased $224,000, or 12.6%, to $1,991,000 in the third quarter of 2006 from $1,767,000 generated in the same period of 2005. The increase was mainly due to a 17.3% increase in the number of therapeutic apheresis procedures performed during the quarter compared to the same quarter in 2005, mostly from the Company’s Mid-Atlantic operations.

Gross profit for the blood services segment increased $225,000, or 56.3%, from $399,000 in the third quarter of 2005 to $624,000 during the same period of 2006, reflecting higher procedure volumes. For the quarter, this business segment produced a gross profit percentage of 31.3%, compared with 22.6% for the same quarter in 2005. This increase is primarily the result of operational efficiencies derived from the increase in the number of procedures performed which did not require a significant increase in support infrastructure for this business segment.

General and Administrative Expenses

General and administrative expenses increased $127,000, or 11%, to $1,276,000 in the third quarter of 2006 from $1,149,000 in the same period of 2005. This increase was the result of i) a $39,000 in non-cash shared-based compensation expense, ii) a $39,000 increase in bad debt expense, iii) a $32,000 increase in interest and banking expenses, iv) a $30,000 increase in compensation and benefits expense, and v) a $12,000 increase in insurance expense. These increases were partially offset by a $46,000 reduction in the cost of outside services and temporary personnel. The increase in share-based compensation reflects the adoption of SFAS 123R in 2006 associated with options issued under the Company’s 1996 Stock Incentive Plan. Bad debt expense increased in the quarter due to an increase in the age of selected customer accounts. Interest and banking expenses increased as a result of the recent utilization of the Company’s line of credit with Comerica Bank. The increase in employee compensation is mostly the result of higher salaries and health related benefit expenses. Finally, insurance expense increased as a result of increased premiums associated with the Company’s liability insurance renewal that occurred in May of 2006. The reduction in outside services and temporary personnel is due to reduced reliance on outside resources to assist management with various projects.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for the third quarter of 2006. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2006. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the third quarter of 2006, the Company recorded $7,000 to the provision for income taxes based on these estimates. In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $43,000 in compensation expense related to SFAS 123R in the third quarter of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $8,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Overview

The Company reported revenue for the nine months ended September 30, 2006 of $25,797,000, a $3,425,000, or 15.3%, increase, from $22,372,000 generated during the same period in 2005. Blood products revenue increased $2,871,000, or 16.4%, as a result of increased sales in the Company’s California market, and the addition of revenue from HemaBio for the period August 30, 2006 to September 30, 2006. Blood services revenue increased $554,000, or 11.3%, mostly as a result of an increase in the number of procedures performed.

Gross profit for the first nine months of 2006 increased $192,000, or 4.1%, compared with the first nine months of 2005, mostly as a result of higher revenue, as well as the gross profit generated by the Company’s HemaBio subsidiary for the period August 30, 2006 to September 30, 2006.

General and administrative expenses increased $283,000, or 7.7%, due mostly to the Company’s adoption of SFAS 123R in 2006.

Net income for the period decreased $118,000, or 11.7%, to $893,000 from $1,011,000 in the first nine months of 2005. This decrease is attributable to $404,000 in non-cash share-based compensation expense recognized during the first nine months of 2006. No such expense was recognized in the first nine months of 2005 per the modified prospective transition method provided in SFAS 123R.

Blood Products

For the nine months ended September 30, 2006, revenues for this business segment increased $2,871,000, or 16.4%, compared to the same period of 2005. The increase in revenue is directly attributable to higher sales volumes at the Company’s California operations, year-over-year increases in selected product pricing, and the addition of 32 days of revenue generated by the Company’s new HemaBio subsidiary.

For the nine months ended September 30, 2006, gross profit for the blood products segment decreased $44,000, or 1.2%, compared with the same period of 2005. This is primarily the result of decreased gross profit from the Company’s Maine operations compared to the same period of the prior year. The gross profit percentage for the blood products segment decreased to 17.3%, from 20.4% recorded during the first nine months of 2005. The decline is attributable to an increase in staff compensation expense at the Company’s Maine operations.

Blood Services

Revenues from blood services increased $554,000, or 11.3%, to $5,445,000 in the first nine months of 2006 from $4,891,000 in the same period of 2005. The increase was mainly due to a 10.4% increase in the number of therapeutic apheresis procedures performed.

Gross profit for the blood services segment increased $235,000, or 21%, to $1,354,000 in the first nine months of 2006 from $1,118,000 during the same period in 2005, reflecting higher procedure volumes. For the first nine months of 2006, this business segment produced a gross profit percentage of 24.9%, compared with 22.9% for the same period in 2005. The increase is primarily the result of efficiencies derived from the increase in the volume of therapeutic apheresis procedures.

General and Administrative Expenses

General and administrative expenses increased by $284,000, or 7.7%, to $3,943,000 in the first nine months of 2006 from $3,660,000 in the same period of 2005 due to the Company’s adoption of SFAS 123R in 2006, which resulted in the Company recognizing $404,000 in non-cash share-based compensation expense in the first nine months of 2006, of which $381,000 is in general and administrative expenses. The Company did not recognize any non-cash share-based compensation expense in the same period of 2006 under the transition method of SFAS 123R. The increase was offset by a $159,000 decrease in outside service expense attributable to a reduction in the utilization of outside consultants and temporary personnel.

Income Taxes

The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for the first nine months of 2006. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2006. In addition, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the net operating loss carryforward. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During the first nine months of 2006, the Company recorded $33,000 to the provision for income taxes based on these estimates. In the first nine months of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $404,000 in compensation expense related to SFAS 123R in the first nine months of 2006. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $101,000. Since the Company maintains a 100% valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

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

Accounting for Share-Based Incentive Programs

In accordance with SFAS 123R, in the first nine months of 2006 the Company recognized compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Inventory Valuation Reserve

The Company’s inventory, which is comprised primarily of various components of blood, is valued at the lower of cost or market. The Company estimates the market value of inventory at the current sales price, but management must assess the likelihood that the inventory is saleable, and to the extent management believes the inventory is not saleable, a valuation allowance is required. Management has based the valuation reserve for slow moving inventory on the previous twelve month period of historical sales quantity for each inventory item. Inventory quantity in excess of the historical sales volume is reserved at 100%. The charge or credit to cost of goods sold for inventory valuation adjustments, may cause fluctuations in gross profit.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company’s cash and cash equivalents were $1,088,000, and the Company had working capital of $2,839,000.

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) extended the term of the Agreement one year to June 30, 2008. The

Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. As of September 30, 2006, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty (30), sixty (60) or ninety (90) days using LIBOR as the relevant rate of interest. As of September 30, 2006, the Company had borrowed $1,275,000 on this line of credit, and the Company had unused availability of $1,725,000.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2006, the Company was in full compliance with all of the financial covenants. During the third quarter of 2006, the Company incurred $8,000 of interest expense associated with the Comerica credit facility.

The Company also has a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of September 30, 2006, the balance outstanding on this lease was $27,000, all of which is included in current obligations. This lease is scheduled to terminate in January 2007, and has a fixed interest rate of 8.0%.

The following table summarizes our contractual obligations by year (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$5,820	$205	$1,677	$983	$2,955
Capitalized leases	27	27	—	—	—
Notes payable	1,975	1,348	525	102
Totals	$7,822	$1,580	$2,202	$1,085	$2,955

For the nine months ended on September 30, 2006, net cash provided by operating activities was $442,000, compared to $881,000 of cash provided by operating activities for the nine months ended September 30, 2005. The decrease of $439,000 in cash provided between the two periods is primarily due to an increase in cash used for accounts receivable of $843,000, compared to $345,000 for this category in 2005. As of September 30, 2006, the days sales outstanding were 47 days, compared to 41 days outstanding as of December 31, 2005. The Company has experienced some increase in the age of selected customer receivable balances during the first nine months of 2006. In addition, the Company used $805,000 in cash for accounts payable, accrued expenses and other liabilities during the first nine months of 2006 compared to $31,000 of cash provided in this same category for the same period of 2005 due to coincidental timing differences for payroll and vendor payments between the two periods. Offsetting these two categories, is $68,000 in cash provided from a decrease in inventories, supplies and prepaid expenses, compared to a $320,000 increase for this same category in 2005.

For the nine months ended on September 30, 2006, net cash used in investing activities was $3,193,000, compared to $333,000 for the same period in 2005. The increase is the result of the consideration paid to acquire Teragenix Corporation, and document control and financial reporting systems.

For the nine months ended September 30, 2006, net cash provided by financing activities was $1,227,000, compared to cash provided of $720,000 of cash used by financing activities for the nine months ended September 30, 2005. Most of the difference is due to a $1,275,000 advance against the Company’s line of credit with Comerica Bank.

The Company entered into a lease to occupy a building located in Van Nuys, California for new corporate headquarters and to relocate the Company’s blood processing and distribution operations from Sherman Oaks, California. The Company expects to incur approximately $1.5 million in capital expenditures for improvements and relocation costs, mostly in the fourth quarter of 2006. The Company previously decided to initiate a new information technology project to enhance the automation of its blood product operations. The Company has identified a preferred blood bank information system developer to provide this system, and is currently in contract negotiations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects approximately $2 million will be needed to complete this project.

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

Industry regulations could impact operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In January 2006, the Food and Drug Administration (“FDA”) performed an inspection of the Company’s California operations. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection. The Company has responded and implemented an action plan to address each issue.

On November 3, 2006, the AABB provided recommendations to reduce the risk of transfusion-related acute lung injury (“TRALI”). This recommendation, to be fully implemented for high-plasma volume blood products and platelets by November 2007 and 2008, respectively, may reduce the volume of products available to customers, which may negatively impact the Company’s operations and profitability.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company has $1,275,000 of debt, in the form of draws against the Company’s working line of credit with Comerica and capitalized leases with fixed interest rates. As of September 30, 2006, $1,275,000 of the Company’s debt was subject to changes in interest rates. As a result, the Company’s interest expense can fluctuate with changes in interest rates in the U.S. A 100 basis point change in interest rates could result in an approximately $13,000 change in the Company’s interest expense. The notes assumed and issued by the Company associated with the acquisition of Teragenix have fixed interest rates and are not subject to changes in prevailing interest rates.

Item 4.                          Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and the principal financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the chief executive officer and the principal financial officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level in making known to them in a timely manner material information relating to the Company (including its consolidated subsidiaries, required to be included in this report) for the reasons described below.

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

The Company has conducted an extensive evaluation of the existing internal control structure, and several internal control weaknesses have been identified. Of these, the Company has either altered procedures to eliminate the weakness, or implemented alternative controls which management believes prevents any material misstatement of the Company’s financial statements. Nevertheless, management intends to modify the existing internal control structure further to eliminate any significant weaknesses with the objective of eliminating or reducing reliance on alternative controls.

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

The following risk factors were part of the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, but have been updated to reflect recent events:

Industry regulations could impact operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety of products, facilities and procedures, and regarding the purity and quality of blood products. In January 2006, the Food and Drug Administration (“FDA”) performed an inspection of the Company’s California operations.

On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection. The Company has responded and implemented an action plan to address each issue.

On November 3, 2006, the AABB provided recommendations to reduce the risk of transfusion-related acute lung injury (“TRALI”). This recommendation, to be fully implemented for high-plasma volume blood products and platelets by November 2007 and 2008, respectively, may reduce the volume of products available to customers, which may negatively impact the Company’s operations and profitability.

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

10.1                Stock Purchase Agreement dated August 29, 2006, among HemaCare Corporation, Joseph Mauro, Valentin Adia and Teragenix Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2006.

10.2                Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and HemaCare BioScience, Inc. dated September 26, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 29, 2006

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

Date	November 14, 2006	HEMACARE CORPORATION
(Registrant)
		By:	/s/ JUDI IRVING
Judi Irving, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 20, 2003.
10.1

Stock Purchase Agreement dated August 29, 2006, among HemaCare Corporation, Joseph Mauro, Valentin Adia and Teragenix Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2006.

10.2

Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and HemaCare BioScience, Inc. dated September 26, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 29, 2006

11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934