Form 10-K
period 2006-12-31
HEMACARE CORP /CA/
filed 2007-04-02
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 0-15223

HEMACARE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3280412
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

15350 Sherman Way, Suite 350
Van Nuys, California	91406
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (818) 226-1968
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value) Rights to purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES     ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES     ☒ NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES     ☒ NO

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $10,328,000.

As of February 26, 2007, 8,495,954 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

PART I

i

PART I

ITEM 1.                     BUSINESS

This 2006 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See “Item 1A. Risk Factors”). The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

General

HemaCare Corporation (“HemaCare” or the “Company”) provides the customized delivery of blood products and services. The Company collects, processes and distributes blood products to hospitals and research related organizations. The Company operates and manages donor centers and mobile donor vehicles to collect transfusable blood products from donors, and also collects human-derived blood products which are utilized by health research related organizations. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related therapeutic services are usually provided under contract as an outside purchased service.

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. Since 2003, the Company’s earnings have improved as a result of the successful implementation of management’s plan. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc., which sources, processes and distributes human biological specimens, manufactures quality control products and provides clinical trial management and support services.

The Company’s current strategy is to focus on increasing the utilization of existing blood products capacity in those markets currently served, expand product and service offerings for biotechnology, pharmaceutical and other research-focused organizations through investment in expanded capacity and new marketing campaigns, and expand the market potential for therapeutic apheresis services through physician education and other marketing efforts.

Although most suppliers of transfusable blood products are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their costs of operations. The Company believes that it is the only investor-owned and taxable organization operating as a transfusable blood supplier with significant operations in the U.S. The research specimen industry includes many suppliers from small limited service providers to large fully integrated service organizations.

The Company was incorporated in the state of California in 1978.

Recent Developments

Acquisition of Teragenix Corporation

On August 29, 2006, the Company acquired privately-owned Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), which is located in Fort Lauderdale, Florida. HemaBio is a provider of human biological samples, quality control products and clinical trial management and support services for health research organizations in the U. S.  HemaBio was acquired in exchange for (i) $1,372,203 in cash, (ii) up to an additional $250,000 in cash, subject to the Company’s right to set-off,

(iii) 285,895 shares of the Company’s Common Stock, (iv) secured, subordinated promissory notes issued by the Company in the aggregate principal amount of $200,000, (v) up to 248,000 additional shares of the Company’s Common Stock based on the “EBIT” (as defined) of HemaBio for the fiscal year ended March 31, 2007, and (vi) up to an additional $1,300,000 in cash based on the EBIT of HemaBio for the three fiscal years ended December 31, 2008, all as more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and November 15, 2006. The former owners of HemaBio are members of the management team and continue to operate the business.

Infrastructure Investments

The Company has invested resources generated by recently improved profitability in infrastructure projects to expand capacity, enhance regulatory compliance, improve management reporting and generally improve the long-term profit potential for the Company. Some of these investments include a document management system, a new accounting and financial reporting system, and investments in new facilities, equipment and vehicles. In addition, a new blood bank information management system is planned. The Company’s single largest such investment in 2006 of $1.7 million was for leasehold improvements at a new facility in Van Nuys, California housing corporate offices, mobile blood drive operations, a blood component manufacturing lab, a blood products distribution operation and therapeutic apheresis activities. The Company occupied this new facility in November, 2006. On December 29, 2006, the Company entered into a license agreement with Information Data Management, Inc. (“IDM”), under which IDM will license to the Company a blood donor information management system and provide certain training, installation and maintenance services. The Company will pay to IDM a fee of approximately $430,000, but also anticipates incurring expenses of approximately $260,000 to purchase hardware and third party software for use in connection with this information management system. The Company estimates the total cost for this system, once fully implemented, at approximately $2 million, and that portions of this project are targeted for completion in Fall of 2007, while others are expected to finish in 2008.

Growth in Mid-Atlantic Blood Services Business Segment

The Company experienced substantial growth in revenue and profits from its Mid-Atlantic blood services business segment during 2006 compared with 2005. This improvement in performance is principally the result of a 64% increase in the number of therapeutic apheresis procedures performed resulting from improved marketing efforts, and a geographic expansion of the market served by this business unit to include Pennsylvania. The improvement in revenue resulted in substantial growth in profit as operational efficiencies were achieved as revenue improved without a corresponding increase in operating costs.

Declining Profitability for Maine Blood Products Business Unit

The Company’s blood products operation located in Bangor and Scarborough, Maine generated lower profits in 2006 compared with 2005. Net income generated by these operations declined 67% in 2006 compared with 2005. Revenue decreased 4% as a result of turnover in recruitment positions. The decrease in profits is primarily due to i) higher staffing costs for anticipated but unrealized growth, ii) costs to build infrastructure, iii) higher cost for supplies used in the collection and manufacturing process, and iv) an increase in facility related expenses.

Increase in Debt

Since 2003, management has established debt reduction as a priority for the use of the resources generated by the Company’s improvement in profitability. This strategy resulted in a substantial reduction in outstanding debt to only $88,000 as of December 31, 2005. During 2006, the Company invested substantial resources for the acquisition of Teragenix, leasehold improvements and various systems projects. Available cash and debt was utilized to finance these investments. As of December 31, 2006, the Company’s outstanding debt was approximately $2.7 million. On September 26, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Comerica Bank to increase the amount available under this credit facility from $2 million to $3 million and to extend the maturity date to June 30, 2008. The amendment also granted the Comerica Bank a first priority security interest in HemaBio. As of December 31, 2006, the Company had utilized $2,025,000 of this facility. Management anticipates that cash generated by operations, as well as the remaining portion of this credit facility, will be sufficient to satisfy the Company’s capital requirements for the next year.

Business Segments

HemaCare operates two primary business segments. The first is the blood products segment, which supplies customers with red blood cells, apheresis platelets and other blood products. The second is the blood services segment which includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients typically in a hospital setting.

Blood Products Operations

The Company’s blood products operations include blood products for transfusion in a hospital setting, and human-derived blood products utilized by health research related organizations.

The Company contracts with hospitals to provide transfusable blood products. The Company conducts whole blood collection drives at sponsor organizations, such as employers, schools or churches. The Company’s recruitment staff works with the staff of the sponsor organization to encourage individuals associated with the sponsor to donate blood at a blood drive. The actual collection process is simple and safe for the donor. Whole blood collected at blood drives is tested and processed into blood products, principally red blood cells and plasma.

The Company also performs collections of blood components, principally platelets, utilizing a cell separator. This process, known as apheresis, allows for the collection of only the desired components of a donor’s blood, returning the other components to the donor’s bloodstream. Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process, and longer donation times. Recruiting and retaining donors is critical to the success of the Company’s blood products operations. Apheresis platelet donors are recruited from the most dedicated subset of the whole blood donor population. The Company has demonstrated a consistent track record of donor recruitment for apheresis platelet donors.

The Company also sources, processes and distributes human biological specimens, manufactures quality control products and provides clinical trial management and support services. Recruitment of physician practices to obtain such specimens is critical to the operation. The Company has relationships with physician practices throughout the world, selected based on certain local population characteristics.

Blood products revenue depends on a number of factors, including the success of the Company’s recruitment efforts, the success of the Company’s marketing efforts to attract and retain new customers, and the ability of the Company to properly process, store and transport blood products to customers. Blood products revenue contributed 79.5%, 78.6% and 72.1% of the Company’s total revenue in 2006, 2005 and 2004, respectively.

Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration (“FDA”) is the agency principally responsible for the regulation of the blood products industry in the U.S. The Company’s blood products operations are either licensed or registered with the

FDA and are regularly inspected by FDA personnel. Additionally, the Company’s operations are licensed or registered, regulated and inspected by various state agencies.

The AABB is the blood industry sponsored organization responsible for maintaining and improving science, safety, quality and education relating to blood. The Company is an institutional member, and the Company’s blood collection operations are accredited by the AABB.

The Company operates free standing blood collection centers and mobile blood collection operations in Southern California and Maine, and a hospital-based collection center in Massachusetts. The Company’s research biological specimen facility is based in Southern Florida.

Blood Services Operations

Therapeutic apheresis is a technique for removing harmful components from a patient’s blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are generally provided upon the request of a hospital, which has received an order from a patient’s physician. Therapeutic treatments are administered using mobile equipment operated at the patient’s bedside, a hospital outpatient setting or physician office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. Treatments are primarily administered by trained, nurse-specialists, under the supervision of a specially trained physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”).

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

Blood services revenue depends on a number of factors, including the occurrence of disease states that are appropriately treated by these services, and the perceived benefits of blood therapies compared to alternative courses of treatment. The Company believes that physician education on the benefits of therapeutic apheresis results in an increase in the application of such treatments in medically appropriate circumstances. The Company’s affiliated medical directors conduct educational seminars for physicians to inform them of the benefits of therapeutic apheresis relative to other modes of patient treatment. Blood services revenue contributed 20.5%, 21.4% and 27.9% of the Company’s total revenue in 2006, 2005 and 2004, respectively.

The Company provides therapeutic services using all currently recognized treatment methods:  plasma exchange and cell depletion; in-line immunoadsorbant columns; stem cell collection; and photopheresis. Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. The Company provides therapeutic apheresis services on a regional basis in several states. Major operations are in Southern California and in several Mid-Atlantic states, including New York.

Competition

General

The blood products and service industry has many participants from small limited service providers to large full service organizations. There is competition for customers on the basis of many factors, including reputation for reliable customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. The Company believes it competes favorably in these areas.

Blood Products

Most U.S. transfusable blood products suppliers are organized as not-for-profit, tax-exempt entities. However, all blood suppliers charge fees to hospitals for the products utilized. These fees are generally set at levels based on the supply and demand for specific products, and are influenced by the competition among blood products suppliers and federal reimbursement rates to hospital customers. Many suppliers have greater financial, technical and personnel resources than the Company. In addition, since many of the Company’s competitors are tax-exempt, they do not bear the tax burden the Company faces, and they have access to lower cost tax-exempt debt financing. Their status as charitable institutions may also give them an advantage in recruiting volunteer donors. The Company competes on the basis of reputation for reliable customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service.

Approximately 50% of U. S. transfusable blood products are supplied by the American Red Cross (“ARC”) through its national collection network, and approximately 40% are supplied by local and regional blood centers, including the Company. The remainder is collected by hospitals directly.

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

The research specimen market is served by several small to medium sized providers including selected hospitals. The Company believes that its ability to offer normal and disease state samples, coupled with the ability to develop panels, supply materials for controls, and offer clinical trial management and support services on an international basis, provides a favorable position in the marketplace.

Blood Services

The competition in the therapeutic blood services business is primarily regional and community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company’s blood services business also includes companies that market or provide many of these competing medical therapies. The Company believes that it competes in this market by offering customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. In addition, the Company provides education to the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases.

Sales to Major Customers

The Company provides products and services to healthcare providers and hospitals, biotechnology, pharmacy and other research related companies, all of which are referred to as “customers” for purposes of identifying concentration risk in this section. During 2006, only two customers represented more than 10% of the Company’s total revenue. One customer accounted for approximately 12.6% of total revenue, and the other accounted for approximately 11.5%. The next largest customer accounted for approximately 6.2% of total revenue. The Company’s ten largest customers accounted for 58.3% of total revenues. The

Company has no relationship with any of these customers other than as a provider of blood products and services.

Marketing

The Company’s marketing programs include a combination of medical education, advertising and promotional programs, in-person sales and other marketing programs directed to utilizers of blood products and services. The Company markets its products and services in the form of customized programs that meet the specific needs of individual customers. As a smaller company than the main competitors in the blood products marketplace, HemaCare offers more flexibility in supply arrangements and pricing structure. This flexibility, a focus on customer service, and expertise, are the main messages communicated to potential customers.

Human Resources

As of February 27, 2007, the Company had 271 employees, including 83 part-time employees. In addition, the Company has a contract with an outside leasing company to provide employees for HemaBio. As of February 27, 2007, 16 full-time employees, all of which working in the Company’s Fort Lauderdale, Florida facility, are provided by the leasing company. Most of the Company’s professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.

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

During 2006, the Company received goods and services from two major vendors that represented more than 10% of the Company’s total costs. One vendor, that represents 12.6% of total costs, provides products that support the Company’s apheresis activities. The other vendor, that represents 11.1% of total costs, provides laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

The Company’s blood products consist of those produced from donated platelets and whole blood, and blood products purchased from other suppliers. The Company competes with the ARC and other blood suppliers in recruiting its donors. The growth of the Company’s manufactured blood products business is dependent on the Company’s ability to attract, screen and retain qualified donors.

Government Regulation

Blood Product Operations

Blood products suppliers are subject to extensive regulation and guidelines of the FDA, AABB, and various state licensing authorities. FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood products industry, including: recruiting; screening blood donors; processing, testing, labeling, storing and shipping blood products; recordkeeping; and communications with hospital customers and donors. FDA regulations also extend to the manufacturers of all critical supplies and equipment used in the blood supply industry.

The Company views blood product safety and compliance with governmental regulations as paramount concerns at all times. The Company has developed extensive procedures and internal quality control programs to increase compliance with all governmental regulations and industry standards. Employees routinely participate in training classes. Employees are evaluated at the conclusion of training to insure that the desired level of understanding of the Company’s compliance and safety procedures is achieved. Finally, HemaCare’s Regulatory Affairs and Quality Assurance Department conducts periodic audits of each operating unit to identify the level of compliance with regulatory procedures.

During the past year, the FDA conducted inspections at selected HemaCare facilities. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations during the inspection of the Company’s California operations. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues. As a result, the Company believes that it is in compliance with current FDA regulations.

Periodically, the health departments of the states in which the Company operates conduct audits of the Company’s facilities and operations. These audits focus on compliance with specific state laws that cover HemaCare’s operations. At the conclusion of these audits, the Company is provided with a list of observations to address. The Company believes that it is in compliance with state regulations governing the Company’s operations.

Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities. All of the Company’s facilities operate under an FDA registration, with the exception of a blood collection facility within a hospital that operates under the hospital’s FDA registration.

The FDA also issues licenses to organizations within the blood supply industry to ship blood products across state lines if the qualifying organization can demonstrate adequate employee training programs, procedure documentation and quality control systems to insure the quality of the products shipped. HemaCare holds a license for its Sherman Oaks, California, Scarborough, Maine and Bangor, Maine facilities to ship selected blood products across state lines.

Other Matters

State and federal laws set forth anti-kickback and self-referral prohibitions, and otherwise regulate financial and referral relationships between blood suppliers, hospitals, physicians and others in the blood supply industry. The Company believes its present operations comply with all currently applicable regulations in this area.

Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy’s patients amounted to approximately 2%, or less, of the Company’s total revenues in each of the three years ended December 31, 2006. In 2006, this percentage was less than 1%. There are no agreements between Dr. Levy and the Company’s hospital customers that require the hospitals to select HemaCare to provide therapeutic services to Dr. Levy’s patients.

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

Additional Information

The Company makes available free of charge through its website, www.hemacare.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the Securities and Exchange Commission (the “SEC”). The Company’s filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A                RISK FACTORS

The Company’s short and long-term success is subject to many factors that are beyond management’s control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those above in “Item 1A - Risk Factors” or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

Steady or declining market prices, and increased costs, could reduce profitability

The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company’s ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Steady or declining market prices, and increased costs, may reduce profitability and may have a material adverse effect on the business and results of operations.

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

Competition may cause a loss of customers and an increase in costs and impact profitability

Competition within the blood services and blood products industries is constantly changing. Consolidations of blood services providers has changed the competitive environment for the Company’s blood services segment. Competition for customers and trained clinical staff is increasing. This has caused the Company to incur significant recruitment costs to hire staff, increase staff compensation and incur higher marketing related expenses to attract and retain customers. In addition, consolidations and affiliations within the hospital industry have changed the market for the blood products segment. The newly consolidated or affiliated hospitals have started to negotiate with the Company as a group, and therefore exert greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

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

Industry regulations and standards could increase operating costs

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

On December 14, 2006, the AABB provided recommendations to reduce the risk to patients for contracting Chagas’ disease as a result of a receiving a transfusion of donated blood products. The recommendations include the implementation of new blood tests to detect the presence of the protozoan known to cause Chagas’ disease. The new test is costly and the Company may not be able to raise prices to cover the cost of this new test, and therefore may negatively impact the Company’s profitability.

State and federal laws include anti-kickback and self-referral prohibitions and other regulations that affect the shipment of blood products and the relationships between blood banks, hospitals, physicians and other persons who refer business to each other. Health insurers and government payers, such as Medicare and Medicaid, also limit reimbursement for products and services, and require compliance with certain regulations before reimbursement will be made.

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

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid, Medicare and commercial patients, impact the fees that the Company is able to negotiate with customers. In addition, to the degree that the Company’s hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company’s revenue. If the Company is unable to increase prices for goods and services, the Company’s profitability may be adversely affected.

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

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to supply important supplies and services. The Company receives many of its research related specimens from foreign suppliers, who operate in countries with unstable business environments. Significant price increases, or disruptions in the ability to obtain products and services from existing vendors, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives at reasonable prices, the Company’s ability to produce products and provide services may be severely impacted and result in a reduction of revenue and profitability.

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

Future technological developments or alternative treatments could jeopardize business

As a result of the risks posed by blood-borne diseases, many companies and healthcare providers are currently seeking to develop alternative treatments for blood product transfusions. HemaCare’s business consists of collecting, processing and distributing human blood products and providing blood related therapeutic services. The introduction and acceptance in the market of alternative treatments may cause material adverse harm to the business. In addition, recent technological developments to extend the shelf-life of products currently offered by the Company could increase the available supply in the market, and put downward pressure on the price for these products. This may cause a material adverse impact on the future profitability for these products.

Potential inability to meet future capital needs could affect plans to finance future expansion

Currently, the Company believes it has sufficient cash available through its cash on hand, bank credit facilities and funds from operations to finance its operations for the next year. The Company generated $1,334,000 in pre-tax income in 2006; however, there is no assurance this performance will be sustainable, and the Company may need to raise additional capital in the debt or equity markets. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

Product safety and product liability could provide exposure to claims and litigation

Blood products carry the risk of transmitting infectious diseases, including, but not limited to, hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare screens donors, uses highly qualified testing service providers, and conducts selective blood testing, to test blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely affect the Company’s financial condition. In addition, improper handling of the Company’s disease state research specimens could expose the Company’s personnel, customers or third parties to infection. Claims resulting from exposure could exceed the Company’s available insurance coverage and materially and adversely impact the Company’s financial condition.

Lease for a major production facility has expired and if the Company needs to vacate it may be unable to locate an alternative facility thereby disrupting business

The long-term lease for the Company’s Sherman Oaks donor center has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30-day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30-day notice to vacate and is unable to locate an alternative facility. The Company is negotiating a potential lease agreement for alternative space, but there is no guarantee of a successful outcome. The loss of the donor center would adversely impact the Company’s ability to produce platelet products for Southern California customers, and result in a reduction of revenue and profitability.

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

Business interruption due to hurricanes or earthquakes could adversely impact profitability

HemaCare’s principal blood products and blood services operations, as well as the Company’s corporate headquarters, are located in Southern California, which is an area known for potentially destructive earthquakes. In addition, the Company’s principal research products operation is located in Southern Florida, an area known for potentially destructive hurricanes. A severe event in either of these locations could have substantial negative impact on the ability of the Company to continue to operate. Any significant delay in resuming operations in either region following such an event could cause a material adverse impact on the profitability of the Company.

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

Strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability

The Company may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. The Company may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, the Company may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, the Company may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect the Company’s ability to integrate, or realize any anticipated benefits from, acquisitions include:

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

On August 29, 2006, the Company acquired privately-owned Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”). Private companies generally may not have as formal or comprehensive internal controls and compliance systems in place as public companies. There is no assurance that we will be able to implement a formal and rigorous system of internal control at HemaBio and that we will be able to provide a report that contains no significant deficiencies with respect to HemaBio.

If the Company is unable to adequately design its internal control systems, or prepare an “internal control report” to the satisfaction of the Company’s auditors, the Company’s auditors may issue a qualified opinion on the Company’s financial statements.

ITEM 1B               UNRESOLVED STAFF COMMENTS

None.

ITEM 2                        PROPERTIES

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, a mobile blood drive operation, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility starts at $36,500 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. Previously, the Company leased a 11,250 square foot facility in Woodland Hills, California for corporate offices and mobile blood drive operations. The lease for this space expired on November 30, 2006. The Company also leased a 2,000 square foot facility in Sherman Oaks, California for a blood component manufacturing lab and a blood products distribution operation. The lease for this space expired on January 31, 2007.

The Company continues to operate an apheresis donor center in approximately 6,900 square feet located in Sherman Oaks, California. The Company currently rents this space on a month-to-month basis for a monthly amount of approximately $15,600. Please see “Item 1A-Risk Factor-Lease for a major production facility has expired and if the Company needs to vacate it may be unable to locate an alternative facility thereby disrupting business.”

The Company leases space for offices, a laboratory, a manufacturing facility for blood components and a distribution center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $5,700, and the lease term expires October 31, 2007.

The Company also leases space for a donor center in a 1,300 square foot facility in Scarborough, Maine. The monthly rent is approximately $1,800. The lease term expires October 21, 2008, and the Company has the option to extend the lease for two additional two-year terms at escalated rental rates that adjust 3.5% annually.

The Company also leases space for a donor center in a 2,500 square foot facility in Bangor, Maine. The monthly rent is approximately $4,300. The lease term expires December 31, 2011, and the Company has the option to extend the lease for one additional five-year term at rates adjusted for changes in the Consumer Price Index.

In addition, the Company leases space for offices, a laboratory and a storage and distribution center in a 8,900 square foot facility in Fort Lauderdale, Florida. The monthly rent is approximately $8,200, but is scheduled to increase 4% annually each October 1st during the term of the lease. The lease expires September 30, 2009.

Finally, the Company leases a 600 square foot office space in White Plains, New York for a monthly amount of approximately $1,400. The lease expires July 31, 2009.

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

We believe that our facilities are suitable, in good condition and adequate to meet our current and foreseeable needs.

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

	2006		2005
Quarter ended	High	Low	High	Low
March 31	$2.74	$1.50	$1.96	$1.31
June 30	$3.53	$2.15	$1.80	$1.20
September 30	$2.40	$1.90	$1.76	$1.20
December 31	$2.90	$2.05	$1.75	$1.35

On March 19, 2007, the closing bid price of the Company’s common stock was $2.96. Shareholders are urged to obtain current market quotations for the Company’s common stock.

The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, the Company’s line of credit prohibits the payment of dividends during the term of the credit agreement. The declaration and payment of any cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs, line of credit requirements and other factors deemed relevant by the Board of Directors.

On February 26, 2007, the approximate number of shareholders of record was 264 (excluding individual participants in nominee security position listings).

Set forth below is a graph comparing the yearly cumulative total shareholder return on the Company’s common stock, with the yearly cumulative total return on i) the Nasdaq Stock Market (U.S. Companies) Index ii), the Nasdaq Health Services Stock Index and iii) the Nasdaq Biotechnology Stock Index. The graph assumes $100 was invested on December 31, 2001 in each of the Company’s common stock, the Nasdaq Stock Market Index, the Nasdaq Health Services Index and the Nasdaq Biotechnology Stock Index. The comparison assumes that all dividends are reinvested.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hemacare Corporation, The NASDAQ Composite Index,
The NASDAQ Health Services Index and The NASDAQ Biotechnology Index

*                    $100 invested on 12/31/01 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6                        SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the other information and financial statements, including the notes thereto, appearing elsewhere herein.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands, except Per Share Data)
Revenue	$36,484	$31,227	$26,836	$27,488	$27,817
Gross profit	6,729	6,576	5,816	2,251	3,745
Income (loss) from operations	1,334	1,686	1,396	(1,695)	(329)
Other income (expense)	—	—	167	—	(51)
Write off of impaired goodwill	—	—	—	—	(362)
(Benefit) provision for income taxes	(517)	31	18	2,984	(151)
Net income (loss)	$1,851	$1,655	$1,545	$(4,679)	$(591)
Basic per share amounts:
Income (loss) from operations	$0.16	$0.21	$0.18	$(0.22)	$(0.04)
Net income (loss)	$0.22	$0.20	$0.20	$(0.60)	$(0.08)
Diluted per share amounts:
Income (loss) from operations	$0.15	$0.19	$0.17	$(0.22)	$(0.04)
Net income (loss)	$0.20	$0.19	$0.19	$(0.60)	$(0.08)

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands, except Per Share Data)
Total assets	$19,047	$10,546	$9,344	$8,286	$13,455
Long-term debt and capital lease obligations, net of current portion	$525	$7	$703	$1,078	$1,353
Shareholders’ equity	$9,853	$6,988	$5,167	$3,411	$8,087

ITEM 7                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

HemaCare operates in two primary business segments. The first is the blood products segment which supplies hospitals and health research related organizations with red blood cells, apheresis platelets, and other blood products. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors, and purchases blood products from other suppliers. Additionally, the Company operates a blood services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood services are usually provided under contract with hospitals as an outside purchased service.

In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), which sources, processes and distributes human biological specimens, manufactures quality control products and provides clinical trial management and support services. Management considers the operations of HemaBio to be similar to the Company’s existing blood products business segment. Therefore, the financial information for HemaBio is reported as part of the Company’s blood products business segment.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income were of net revenue and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales			Percentage Dollar Increase (Decrease)
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	’05 to ’06	’04 to ’05
Revenues	100.0%	100.0%	100.0%	16.8%	16.4%
Operating costs	81.6%	78.9%	78.3%	20.7%	17.3%
Gross profit	18.4%	21.1%	21.7%	2.3%	13.1%
General and administrative expenses	14.8%	15.7%	16.5%	10.3%	10.6%
Income from operations	3.6%	5.4%	5.2%	(20.9)%	20.8%
Other income	—	—	0.6%	—	(100.0%)
Income before income taxes	3.6%	5.4%	5.8%	(20.9)%	7.9%
(Benefit) provision for income taxes	(1.5)%	0.1%	0.1%	(1,767.7)%	72.2%
Net income	5.1%	5.3%	5.7%	11.8%	7.1%

Year ended December 31, 2006 compared to the year ended December 31, 2005

Overview

The Company generated net income of $1,851,000, or $.22 basic and $.20 fully diluted earnings per share, for 2006, compared to $1,655,000, or $.20 basic and $.19 fully diluted earnings per share, in 2005.

Revenues increased $5,257,000, or 16.8%, to $36,484,000 in 2006 from $31,227,000 for all of 2005. The increase is attributable to an increase in blood products and services revenue of 18.2%, and 12%, respectively.

Gross profit increased 2.3% to $6,729,000 in 2006 from $6,576,000 in 2005 due to improved gross profit for the Company’s blood services business segment. Higher revenue, along with operational efficiencies from an increase in procedure volumes, at the Company’s Mid-Atlantic operations, improved blood services gross profit. Gross profit for the Company’s blood products business segment decreased due to higher operating costs, including staff compensation and facility expenses.

General and administrative expenses increased $505,000, or 10.3%, in 2006 to $5,395,000 from $4,890,000 in 2005. This change is primarily attributable to an increase in non-cash stock based compensation expense (“123R expenses”). These costs were partially offset by a substantial reduction in expenses for outside services. General and administrative expenses decreased as a percent of revenues from 15.7% in 2005 to 14.8% in 2006.

The Company recognized a $517,000 benefit for income taxes for 2006, compared with $31,000 provision for income taxes for 2005. The 2006 benefit reflects the expected application of previous years’ net operating loss carryforwards to future periods.

Revenue and Gross Profit

Blood Products

Blood products revenue for 2006 increased 18.2%, or $4,457,000, to $29,009,000 from $24,552,000 in 2005. This increase is attributable to an increase in sales of blood products to existing and new customers, primarily in Southern California. The Company increased its supply of blood products through increased collections at Company operated donor centers and through the purchase of products from other suppliers. In addition, blood products revenue includes four months of revenue from the Company’s recently acquired wholly owned subsidiary, HemaBio. HemaBio is a provider of human biological samples, quality control products and clinical trial management and support services for health research organizations.

Gross profit from this business segment decreased $141,000, or 2.8%, in 2006 to $4,908,000 from $5,049,000 in 2005. This is mostly due to increased operating costs, including higher staff compensation and higher facility related expenses, especially at the Company’s Maine operations. The gross profit percentage for this segment declined to 16.9% in 2006 compared with 20.6% for all of 2005.

Blood Services

Revenue for this business segment increased $800,000, or 12%, to $7.5 million from $6.7 million recognized in 2005. Blood services revenue fluctuates based on the number and type of procedures performed. The Company performed 13% more procedures in 2006, compared to 2005, primarily in the Mid-Atlantic region. The Southern California region performed fewer procedures in 2006 principally as a result of competition from other providers and a decrease in hospital utilization of therapeutic apheresis as a treatment option due to unfavorable Medicare reimbursement. The Company recognized a 19.3% increase in gross profit for this business segment from $1,527,000 in 2005 to $1,821,000 in 2006. The gross profit percentage of this segment increased to 24.4% for 2006, from 22.9% for 2005. The improvement in gross profit is attributable primarily to operational efficiencies from the Company’s Mid-Atlantic region associated with the increase in revenue offset in part by higher albumin prices.

General and Administrative Expenses

General and administrative expenses increased $505,000, or 10.3%, to $5,395,000 in 2006 from $4,890,000 in 2005. This increase in expense is comprised of i) $402,000 for non-cash shared-based compensation, ii) $123,000 for facility relocation related costs, iii) $118,000 for insurance, iv) $84,000 in compensation and benefits, v) $44,000 in bad debt, vi) $33,000 banking fees, vii) $25,000 in depreciation, and v) $21,000 in interest. These increases were partially offset by a $427,000 reduction in the cost of outside services and temporary personnel. The increase in share-based compensation reflects the adoption of SFAS 123R in 2006 associated with options issued under the Company’s 1996 Stock Incentive Plan. The expense for facility relocation occurred as part of the Company’s move of the corporate offices, blood services administration offices, blood product manufacturing lab, mobile drive operations and blood product distribution operations to a new facility in Van Nuys, California. These expenses were incurred primarily in the 4th quarter of 2006 and included excess rent to maintain multiple locations simultaneously, temporary personnel and consultants, and losses associated with the abandonment of certain furniture and equipment. Insurance expense increased as a result of the renewal of the Company’s liability insurance in May of 2006. The increase in employee compensation reflects higher salaries and health related benefit expenses. Interest and banking expenses increased as a result of the recent utilization of the Company’s line of credit with Comerica Bank (“Comerica”), primarily to finance the acquisition of HemaBio. Bad debt expense increased mostly due to an increase in the age of outstanding invoices for a single customer. Depreciation expense increased as a result of the Company’s investment in several substantial assets in 2006. The reduction in outside services and temporary personnel is due to reduced reliance on outside resources to assist management with various projects and from filling vacant positions.

Income Taxes

The Company recognized a net income tax benefit for 2006 of $517,000, compared to an income tax provision of $31,000 for 2005. The Company has sufficient net operating loss carryforwards to avoid most federal income tax expense for 2006. However, management anticipates that the Company will be subject to federal alternative minimum tax in 2006, as well as various state and local taxes which are unaffected by any available net operating loss carryfowards. Management has calculated an estimated tax liability that includes the potential for federal alternative minimum tax, and has calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During 2006, the Company recorded a $105,000 provision for income taxes based on these estimates, which represents an increase of $74,000 over the amount recorded in 2005. Much of the increase is Florida income tax associated with profits earned by HemaBio during the last four months of 2006. The Company has no operating loss carryforwards in Florida to avoid state income taxes.

Since the 3rd quarter of 2003, the Company has recognized a 100% valuation reserve for deferred tax assets.  Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. 2006 represents the third consecutive profitable year for HemaCare Corporation, and therefore represents evidence that it is more likely than not that the Company is going to recognize a future benefit from net operating loss carryforwards into future years.

Management performed an extensive analysis of the future trends, risks and uncertainties associated with the business. Some of the factors considered included, i) possible changes in government regulation, ii) possible changes in Medicare reimbursement for the blood products or services provided by the Company, iii) changes in strategies employed by the Company’s competition, and iv) changes is medical technology that could alter the utilization patterns for the Company’s products and services.

Based on this analysis, management estimated that it was more likely than not that only $622,000 of the available net operating loss carryforwards of $2.6 million would be utilized in future periods. Therefore management reduced the deferred tax asset valuation reserve accordingly, which resulted in an income tax benefit for 2006. The balance of the deferred tax asset is not impacted by this valuation allowance adjustment and therefore remains available for future use for up to 20 years.

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

Gross profit increased 13.1% to $6,576,000 in 2005 from $5,816,000 in 2004 due to improved gross profit for the Company’s blood products business segment. Higher revenue, along with operational efficiencies from an increase in sales volumes, produced most of the improvement in blood products gross profit. This was partially offset by a decrease in gross profit for the Company’s blood services business segment as a result of lower revenue, higher nursing compensation, and higher expenses to manage and market this business unit.

General and administrative expenses increased $470,000, or 10.6%, in 2005 to $4,890,000 from $4,420,000 in 2004. This is mostly attributable to an increase in expenses for outside services, salaries, and liability insurance. General and administrative expenses decreased as a percent of revenues from 16.5% in 2004 to 15.7% in 2005.

The Company recognized a $31,000 provision for income taxes for 2005, compared with $18,000 for 2004. The 2005 provision reflects little federal income tax as a result of the utilization of net operating loss carryforwards from previous years.

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

Gross profit from ongoing operations increased $1,844,000, or 57.5%, in 2005 to $5,049,000 from $3,205,000 in 2004. This is mostly due to increased blood products revenue and operational efficiencies derived from an increase in sales volume. Gross profit from closed operations was $186,000 in 2004. Overall, the gross profit percentage for this segment improved to 20.6% in 2005 compared with 17.3% for all of 2004.

Blood Services

Revenue for this business segment was $6,675,000 in 2005, which represents a $816,000, or 10.9%, decrease from the $7,491,000 recognized in 2004. The revenues for the blood services segment fluctuate based on the number and type of procedures performed. The Company performed 10.1% fewer procedures in 2005 compared to 2004, mostly as a result of reduced procedure volumes in the Southern California and New England markets. The decrease occurred principally as a result of competition in the Southern California market, and  ceasing in-patient services for a major customer in Maine. The Company recognized a 37% decrease in gross profit for this business segment from $2,425,000 in 2004 to $1,527,000 in 2005. The gross profit percentage of this segment decreased to 22.9% for 2005, from 32.4% for 2004. The decline in gross profit is attributable to a decrease in revenue, and higher expenses to staff, manage and market this business segment.

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

Income Taxes

The Company had sufficient net operating loss carryforwards to avoid most federal income tax expense for 2005. However, management anticipated that the Company would be subject to federal alternative minimum tax in 2005, as well as various state and local taxes which are unaffected by the net operating loss carryfowards. Management calculated an estimated tax liability that included the potential for federal alternative minimum tax, and calculated estimated tax liability for each state and local jurisdiction using the tax basis each jurisdiction uses to assess taxes. During 2005, the Company recorded $31,000 to the provision for income taxes based on these estimates, which represents an increase of $13,000 over the amount recorded to the provision in 2004.

During 2005, the Company maintained a 100% valuation reserve against deferred tax assets. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether it is more likely than not that the Company will realize the tax benefits in the near future and accordingly whether a valuation allowance is necessary. Two years of profitability, or forecasts of future taxable income, are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets remained fully reserved as of the end of 2005. The Company’s federal and state net operating loss carryforwards were not impacted by this valuation allowance and therefore were still available for future use for up to 20 years.

2006 and 2005 Quarterly Financial Data

The Company generated positive net income in every quarter of 2006, and recognized the highest level of quarterly revenue and net income in the fourth quarter of 2006 in more than six years. This positive result was due to higher blood products revenue, higher blood services revenue and improved blood services gross profit margins as a result of operational efficiencies.

The following table presents unaudited statement of operations data for each of the eight quarters ended December 31, 2006. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Per Share Data)

	2005				2006
	Quarter Ended				Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$7,083	$7,521	$7,768	$8,855	$8,187	$8,432	$9,177	$10,688
Gross profit	1,465	1,766	1,446	1,899	1,648	1,490	1,731	1,860
Income before income taxes	276	445	297	668	101	369	455	409
Income tax provision	—	5	2	24	16	9	7	(549)
Net income	$276	$440	$295	$644	$85	$360	$448	$958
Earnings per share
Basic	$0.03	$0.05	$0.04	$0.08	$0.01	$0.05	$0.05	$0.11
Diluted	$0.03	$0.05	$0.03	$0.08	$0.01	$0.04	$0.05	$0.10

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

Accounting for Share-Based Incentive Programs

In accordance with SFAS 123R, the Company recognized compensation expense in 2006 related to stock options granted to employees based on: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Allowance for Obsolete Inventory

HemaBio, the Company’s subsidiary that focuses on providing human derived blood specimens to health research organizations, maintains an extensive inventory of biological samples. This inventory is considered critical to providing customers with quick and easy access to a variety of disease-state blood specimens. However, the demand for these products fluctuates widely. As a result, HemaBio can store specimen inventory for extended periods of time and sell little of a particular specimen type. Management estimates the portion of this inventory that might not have future value for the Company by analyzing historical sales history data for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. Therefore, the Company periodically adjusts the inventory reserve based on recent sales and inventory data, which can cause the net value of inventory to fluctuate dramatically from period to period.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” the Company periodically evaluates if any previously recognized goodwill is impaired and should be reduced in value by the amount of the impairment. As a result of the acquisition of HemaBio, the Company established a goodwill asset of $3,578,000 as of the end of 2006. Management evaluated the four month performance of HemaBio after the acquisition by HemaCare on August 29, 2006, relative to the forecast utilized to establish the original purchase price. As of December 31, 2006, management concluded that no impairment adjustment was required. Management will continue to evaluate the performance of HemaBio, along with other factors that might indicate goodwill impairment, and will adjust the goodwill asset if impairment is determined.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. Management continually evaluates if the deferred tax asset is likely to be realized. As of the end of 2006, management determined that $622,000 of deferred tax asset is likely to be realized, and recorded the deferred tax asset, along with the corresponding benefit from income taxes in the accompanying period. If on the other hand management determines that a deferred tax asset is not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash and cash equivalents of $1,136,000 and working capital of $2,248,000.

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. As of December 31, 2006, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of September 30, 2006, the Company had borrowed $2,025,000 on this line of credit, and the Company had unused availability of $975,000.

The Comerica line of credit is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of December 31, 2006, the Company was in full compliance with all of the financial covenants. The Company incurred $42,000 in interest expense associated with the Comerica loan in 2006.

The Company also had a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of December 31, 2006, the balance outstanding on this lease was $7,000, all of which was included in current obligations. This lease terminated in January 2007, and had a fixed interest rate of 8.0%.

The Company had a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. During 2006, the Company paid off the remaining outstanding balance of $3,000 on this obligation.

As part of the consideration to acquire HemaBio, the Company entered into two notes with each of the sellers. One note for $153,800 for the benefit of Joseph Mauro, requires four equal annual installments of $38,450 each August 29 until paid. This note pays interest at 5% annually, and is secured through a security agreement, by all of the assets of HemaBio, although subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550 each August 29 until paid. This note pays interest at 5% annually, and is also secured through security agreement, by all of the assets of HemaBio, although subordinate to Comerica.

Finally, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Lawrence Feldman and Dr. Karen Raben. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually. Each note is secured by all of the assets of HemaBio, but are subordinate to Comerica.

	Payments due by year
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$5,905,000	$592,000	$600,000	$606,000	$529,000	$538,000	$3,040,000
Capitalized leases	7,000	7,000	—	—	—	—	—
Notes payable	2,725,000	2,200,000	175,000	175,000	175,000	—	—
Totals	$8,637,000	$2,799,000	$775,000	$781,000	$704,000	$538,000	$3,040,000

The following table summarizes our contractual obligations by year (in thousands):

Net cash provided by operating activities was $1,820,000 for 2006, and $1,872,000 for 2005, representing a decrease of $52,000. The decrease was due to a $2,902,000 increase in accounts receivable, and a $748,000 increase in inventories, supplies and prepaid expenses, partially offset by a $2,992,000 increase in accounts payable, accrued expenses and other liabilities, and net income for 2006 of $1,851,000. All of these categories were considerably smaller in size for 2005. Accounts receivable increased in part as a result of the acquisition of HemaBio during 2006 and cash collections at the end of 2006 slowed due to the Company’s move of its corporate offices. HemaCare’s DSO stood at 58 days as of December 31, 2006, a level not seen by the Company in over three years. Once the move related issues were resolved, cash collections improved in early 2007 dropping DSO to 50 days as of January 31, 2007 compared to 41 days as of December 31, 2005. The increase in inventories, supplies and prepaid expenses is the result of the HemaBio acquisition and an increase in albumin inventories compared to the end of 2005. The increase in accounts payable, accrued expenses and other liabilities, is the result of the acquisition of HemaBio, and the corporate office move delayed some vendor payments, coupled with rent payable for the new facility in Van Nuys.

In 2006, net cash used in investing activities increased to $5,753,000, compared with $603,000 for 2005 primarily due to $2.8 million for the acquisition of HemaBio, $1.7 million investment in leasehold improvements and $500,000 for the acquisition and implementation of several new computer systems. In 2005, the cash used in investing activities was primarily for medical and computer equipment and new vehicles.

Cash provided by financing activities in 2006 was $2,457,000, compared with cash used of $739,000 for 2005. The Company utilized $2 million of the Comerica line of credit, and cash on hand, to finance asset investments in 2006. In addition, notes assumed in association with the HemaBio acquisition, provided the balance of the funds required by financing activities. For 2005, cash was used principally to pay off outstanding debt.

In December 2006, the Company signed a contract with IDM, a subsidiary of Haemonetics, for a license agreement, support and implementation services associated with a new information technology project to enhance the automation of the Company’s blood product operations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects the project to costs a total of $2 million; portions of this project are scheduled for completion in late 2007 with full implementation in 2008.

Management anticipates that cash on hand, availability on the bank line of credit and cash generated from operations will be sufficient to provide funding for the Company’s needs for the upcoming year, including working capital requirements, equipment purchases and lease commitments.

Factors Affecting Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products and demand for the Company’s products and services. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those above in “Item 1A - Risk Factors” or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

At December 31, 2006, the Company had $2,732,000 of debt, of which $707,000 is from notes payable and capitalized leases with fixed interest rates, and $2,025,000 on the Company’s working capital line of credit. The interest rate payable on this line of credit is based upon the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, the Company’s interest expense would increase or decrease by approximately $20,500.

In the normal course of business, the Company also faces risks that are either non-financial or not quantifiable, including those risks described above in “Item 1A—Risk Factors.”

ITEM 8                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Public Accountants appears on F-2 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3 to F-21.

ITEM 9                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

There was no change in the Company’s internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B               OTHER INFORMATION

None.

PART III

ITEM 10                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

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

ITEM 13                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors—Certain Relationships and Related Transactions” contained in the Proxy Statement.

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

2.2

Amendment to Stock Purchase Agreement, dated as of November 14, 2006, among HemaCare Corporation, Joseph Mauro, Valentin Adia and Teragenix Corporation, incorporated by reference to Exhibit 99.12 to Amendment No. 1 to Form 8-K of the Registrant filed on November 15, 2006.

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant dated February 19, 2003.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
10.1*	1996 Stock Incentive Plan, as amended, of the Registrant, incorporated by reference to Appendix to the Proxy Statement of the Registrant filed on April 14, 2005.
10.2*	2006 Equity Incentive Plan of the Registrant, incorporated by reference to Annex A to the Proxy Statement of the Registrant filed on April 21, 2006.
10.3*	2004 Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2004.
10.4

Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated November 19, 2002, incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2002.

10.5

First Modification to Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated March 22, 2004, incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the quarter-ended March 31, 2004.

10.6

Second Modification to Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated July 1, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant dated July 1, 2005.

10.7

Third Modification to Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated January 31, 2006, incorporated by reference to Exhibit 99.1 of Form 8-K of the Registrant filed on February 3, 2006.

10.8

Lease agreement between HemaCare Corporation, as tenant, and ECI Sherman Plaza LLC, as landlord for approximately 20,000 square feet located in Van Nuys, California, dated February 10, 2006, incorporated by reference to Exhibit 99.1 of Form 8-K of the Registrant filed on March 1, 2006.

10.9

Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and HemaCare BioScience, Inc. and Comerica Bank dated September 26, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 29, 2006

10.10*	Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000, incorporated by reference to Exhibit 10.12 of Form 10-K of the Registrant for the year ended December 31, 2000.
10.11*	Employment Letter between the Registrant and Judi Irving, dated December 6, 2002, incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.12*

Change of Control Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated June 6, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on June 10, 2005.

10.13*

Change of Control Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer, dated June 6, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on June 10, 2005.

10.14

Master Security Lease Agreement between the Registrant and GE Capital Healthcare Financial Services dated December 26, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 2002.

10.15*

Employment Letter between the Registrant and Robert S. Chilton, dated October 3, 2003, incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended September 30, 2003.

10.16*

Indemnification Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006.

10.17*

Indemnification Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006.

10.18

Escrow Agreement dated as of August 29, 2006, among HemaCare Corporation, Joseph Mauro, Valentin Adia and U.S. Bank, National Association, incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.19

Promissory Note dated August 29, 2006, in the principal amount of $153,800, of HemaCare Corporation payable to Joseph Mauro, incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.20

Promissory Note dated August 29, 2006, in the principal amount of $46,200, of HemaCare Corporation payable to Valentin Adia, incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.21*

Employment Agreement dated August 29, 2006, between HemaCare Corporation and Joseph Mauro, incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.22*

Employment Agreement dated August 29, 2006, between HemaCare Corporation and Valentin Adia, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.23

Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Lawrence Feldman, incorporated by reference to Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.24

Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Karen Raben, incorporated by reference to Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.25

Letter agreement dated August 29, 2006, among HemaCare Corporation, Teragenix Corporation, Dr. Lawrence Feldman and Dr. Karen Raben, incorporated by reference to Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.26

Select Series License Agreement with Prelude Exhibit dated December 29, 2006, between Information Data Management, Inc. and HemaCare Corporation, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.27*	First Amendment to Employment Agreement between HemaCare Corporation and Joshua Levy, M.D. dated March 31, 2005.
11	Computation of earnings per common equivalent share.
14	Code of Ethics—incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.
21	Subsidiaries of the Registrant.
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24	Power of attorney (see signature page).
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 2, 2007	HEMACARE CORPORATION
		By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Judi Irving, President and Chief Executive Officer, and Robert S. Chilton, Executive Vice President, Chief Financial Officer and Corporate Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the second day of April, 2007.

Signature	Title
/s/ JULIAN L. STEFFENHAGEN	Chairman of the Board
Julian L. Steffenhagen
/s/ JUDI IRVING	President and Chief Executive Officer and Director
Judi Irving	(Principal Executive Officer)
/s/ ROBERT S. CHILTON	Executive Vice President and Chief Financial Officer
Robert S. Chilton	(Principal Financial and Accounting Officer)
/s/ STEVEN GERBER	Director
Steven Gerber
/s/ TERESA SLIGH	Director
Teresa Sligh
/s/ TERRY VAN DER TUUK	Director
Terry Van Der Tuuk

All schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of HemaCare Corporation:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 30, 2007

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,136,000	$2,612,000
Accounts receivable, net of allowance for doubtful accounts of $141,000 in 2006 and $85,000 in 2005	6,766,000	3,927,000
Product inventories and supplies	1,261,000	675,000
Prepaid expenses	512,000	350,000
Deferred income taxes—current	560,000	—
Other receivables	293,000	145,000
Total current assets	10,528,000	7,709,000
Plant and equipment, net of accumulated depreciation and amortization of $4,376,000 in 2006 and $3,945,000 in 2005	4,778,000	2,703,000
Deferred income taxes—long-term	62,000	—
Goodwill	3,578,000	—
Other assets	101,000	134,000
	$19,047,000	$10,546,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,414,000	$1,791,000
Accrued payroll and payroll taxes	1,572,000	1,389,000
Other accrued expenses	587,000	290,000
Obligation under acquisition agreement	500,000	—
Current obligations under capital leases	7,000	81,000
Current obligation under line of credit	2,025,000	—
Current obligations under notes payable	175,000	—
Total current liabilities	8,280,000	3,551,000
Obligations under capital leases, net of current portion	—	7,000
Notes payable, net of current portion	525,000	—
Other long-term liabilities	389,000	—
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,495,955 issued and outstanding in 2006 and 8,196,060 in 2005	14,710,000	13,696,000
Accumulated deficit	(4,857,000)	(6,708,000)
Total shareholders’ equity	9,853,000	6,988,000
	$19,047,000	$10,546,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

	2006	2005	2004
Revenues
Blood products	$29,009,000	$24,552,000	$19,345,000
Blood services	7,475,000	6,675,000	7,491,000
Total revenue	36,484,000	31,227,000	26,836,000
Operating costs and expenses
Blood products	24,101,000	19,503,000	15,954,000
Blood services	5,654,000	5,148,000	5,066,000
Total operating costs and expenses	29,755,000	24,651,000	21,020,000
Gross profit	6,729,000	6,576,000	5,816,000
General and administrative expenses	5,395,000	4,890,000	4,420,000
Income from operations	1,334,000	1,686,000	1,396,000
Other income	—	—	167,000
Income before income taxes	1,334,000	1,686,000	1,563,000
(Benefit) provision for income taxes	(517,000)	31,000	18,000
Net income	$1,851,000	$1,655,000	$1,545,000
Income per share
Basic	$0.22	$0.20	$0.20
Diluted	$0.20	$0.19	$0.19
Weighted average shares outstanding—basic	8,265,000	8,121,000	7,831,000
Weighted average shares outstanding—diluted	9,095,000	8,847,000	8,237,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005, and 2004

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance as of December 31, 2003	7,756,000	$13,319,000	$(9,908,000)	$3,411,000
Stock options exercised	153,000	81,000	—	81,000
Issuance of common stock through Employee Stock Purchase Plan	155,000	130,000	—	130,000
Net income	—	—	1,545,000	1,545,000
Balance as of December 31, 2004	8,064,000	$13,530,000	$(8,363,000)	$5,167,000
Stock options exercised	52,000	34,000	—	34,000
Issuance of common stock through Employee Stock Purchase Plan	80,000	132,000	—	132,000
Net income	—	—	1,655,000	1,655,000
Balance as of December 31, 2005	8,196,000	$13,696,000	$(6,708,000)	$6,988,000
Stock options exercised	14,000	13,000	—	13,000
Issuance of common stock for Teragenix Acquisition	286,000	543,000	—	543,000
Share-based compensation expense	—	458,000	—	458,000
Net income	—	—	1,851,000	1,851,000
Balance as of December 31, 2006	8,496,000	$14,710,000	$(4,857,000)	$9,853,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income	$1,851,000	$1,655,000	$1,545,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (recovery) for bad debts	63,000	(1,000)	9,000
Benefit from deferred tax assets	(622,000)	—	—
Depreciation and amortization	815,000	672,000	651,000
Loss on disposal of assets	28,000	6,000	25,000
Share-based compensation expense	458,000	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(2,902,000)	(548,000)	(259,000)
(Increase) decrease in inventories, supplies and prepaid expenses	(748,000)	(58,000)	103,000
Increase in other assets and other receivables	(115,000)	(140,000)	(77,000)
Increase in accounts payable, accrued expenses and other liabilities	2,992,000	286,000	328,000
Net cash provided by operating activities	1,820,000	1,872,000	2,325,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	9,000	13,000	17,000
Investment in HemaBio	(2,836,000)	—	—
Proceeds from notes receivable	—	—	20,000
Purchase of plant and equipment	(2,926,000)	(616,000)	(213,000)
Net cash used in investing activities	(5,753,000)	(603,000)	(176,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,000	34,000	80,000
Proceeds from sale of common stock	—	132,000	130,000
Principal borrowings (payments) on debt and capitalized leases	2,444,000	(905,000)	(1,212,000)
Net cash provided by (used in) financing activities	2,457,000	(739,000)	(1,002,000)
(Decrease) increase in cash and cash equivalents	(1,476,000)	530,000	1,147,000
Cash and cash equivalents at beginning of period	2,612,000	2,082,000	935,000
Cash and cash equivalents at end of period	$1,136,000	$2,612,000	$2,082,000
Supplemental disclosure:
Interest paid	$32,000	$29,000	$95,000
Income taxes paid (refunded)	$58,000	$(100,000)	$117,000
Teragenix acquisition:
Notes issued to sellers	$200,000
Common stock issued to sellers	$543,000

The accompanying notes are an integral part of these consolidated financial statements.

HemaCare Corporation
Notes to Consolidated Financial Statements
December 31, 2006

Note 1—Organization

HemaCare Corporation collects, processes and distributes blood products to hospitals and research related organizations and other customers in the United States, and has operations in Southern California, Mid-Atlantic United States and Southern Florida.

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

Revenues and Accounts Receivable:   Revenues are recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which is included as a current liability on the balance sheet. Blood services revenues consist primarily of mobile therapeutics sales, while blood products revenues consist primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectibility.

Inventories and Supplies:   Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company recorded reserves for obsolete inventory of $736,000 and 0, as of December 31, 2006 and 2005, respectively.

Inventories are comprised of the following as of December 31,

	2006	2005
Blood products	$489,000	$154,000
Supplies	772,000	521,000
	$1,261,000	$675,000

Plant and Equipment:   Plant and equipment are stated at original cost. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over five to ten years. Leasehold improvements are amortized over the lesser of their useful life or the length of the lease, ranging from three to ten years. The cost of normal repairs and maintenance are expensed as incurred.

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

Income Taxes:   The process of preparing the financial statements includes estimating income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized from future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. Management continually evaluates if the deferred tax asset is likely to be realized. As of the end of 2006, management determined that $622,000 of deferred tax asset was likely to be realized, and wrote-up the deferred tax asset, along with the corresponding benefit from income taxes in the accompanying period. If on the other hand management determines that a deferred tax asset is not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Per Share Data:   Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options and warrants.

Interest Expense:   During the three years ended December 31, 2006, 2005, and 2004, the Company incurred interest expense of $59,000, 29,000, and $95,000, respectively.

Reclassification:   Certain prior year amounts have been reclassified to conform to the current year presentation.

Share-Based Compensation:   In accordance with SFAS No. 123R, “Share-based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123R”), in the first quarter of fiscal year 2006, the Company started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123,

“Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Employee Stock Option Plan:   For the years ended December 31, 2005 and 2004, the Company accounted for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company estimates that there will be no material impact on the Company’s financial statements as a result of the implementation of FIN 48. This estimate is subject to revision as the Company completes its analysis.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

Note 3—Allowance for Doubtful Accounts

The Company periodically reviews the outstanding balances owed by its customers. Generally, the Company recognizes an allowance for doubtful accounts for any balances owed that are 90 days or more past due based on the invoice date, unless substantial evidence exists that the receivable is collectable, such as subsequent cash collection. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

An increase of $56,000 was reflected in the allowance for doubtful accounts for 2006, mostly as a result of delays in cash collections associated with the move of the corporate offices in November 2006. The allowance decreased $68,000 for 2005, and increased $10,000 for 2004. Write-offs against the allowance for doubtful accounts totaled $7,000, $67,000 and $208,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company will write-off a receivable when collection efforts are terminated and the probability of collection is very low.

Note 4—Plant and Equipment

Plant and equipment consists of the following:

	Years ended December 31,
	2006	2005
Furniture, fixtures and equipment	$7,057,000	$6,122,000
Leasehold improvements	2,097,000	526,000
	9,154,000	6,648,000
Less accumulated depreciation and amortization	(4,376,000)	(3,945,000)
	$4,778,000	$2,703,000

Depreciation expense for 2006, 2005, and 2004 was $815,000, $662,000, and $651,000, respectively.

Note 5—Line of Credit and Notes Payable

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc. (“HemaBio”), entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except that: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. As of December 31, 2006, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of December 31, 2006, the Company had borrowed $2,025,000 on this line of credit, and the Company had unused availability of $975,000.

The Comerica line of credit is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that, among other things, require minimum levels of profitability and prohibits the payment of dividends. As of December 31, 2006, the Company was in full compliance with all of the financial covenants. The Company incurred $42,000 in interest expense associated with the Comerica loan in 2006.

In addition, the Company had a note payable with One Source Financial. During the fourth quarter of 2005, the Company paid all of the remaining unpaid balance on this note, totaling $12,000. The note was due in full on January 25, 2006 and had a fixed interest of 8.5%.

As part of the consideration to aquire HemaBio, the Company entered into two notes with each of the sellers. One note for $153,800 for the benefit of Joseph Mauro, requires four equal annual installments of $38,450 each August 29 until paid. This note pays interest at 5% annually, and is secured through a security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550 each August 29 until paid. This note pays interest at 5% annually, and is also secured through security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank.

Finally, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Karen Raben and Dr. Lawrence Feldman. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually. Each note is secured by all of the assets of HemaBio, but are subordinate to Comerica Bank.

Future minimum payments under the line of credit and notes payable are as follows:

Years ending December 31,
2007	$2,200,000
2008	175,000
2009	175,000
2010	175,000
Thereafter	0
Total:	2,725,000
Less: Current portion	(2,200,000)
$525,000

Note 6—Leases

The Company has entered into various capital leases for equipment, expiring on various dates through 2009.

	Years Ended December 31,
	2006	2005
Equipment under capital lease	$286,000	$301,000
Accumulated Depreciation	(119,000)	(106,000)
	$167,000	$195,000

The Company has a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. As of December 31, 2006, the balance outstanding on this lease was $7,000, all of which is  included in current obligations. This lease is secured by five mobile blood collection vehicles, and is scheduled to mature in January 2007, and has a fixed interest rate of 8.0%.

Finally, the Company had a capital equipment lease with Toshiba Financial Services associated with the acquisition of photocopier equipment. The outstanding balance on this lease of $3,000 was paid during 2006.

The Company leases its facilities and certain equipment under operating leases that expire through the year 2017. Future minimum rentals under capitalized and operating leases are as follows:

Years ending December 31,	Capital	Operating
2007	$7,000	$592,000
2008	0	600,000
2009	0	606,000
2010	0	529,000
Thereafter	0	3,578,000
Total:	7,000	$5,905,000
Less: Interest	0
Principal value and taxes	7,000
Less: Current portion	(7,000)
	$0

Total rent expense under all operating leases was $734,000, $693,000, and $645,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. Additionally, the Company’s facility in Sherman Oaks is currently operating on a month-to-month basis. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, a mobile blood drive operation, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006 and the lease on this space expires July 31, 2017. The rent for this facility starts at approximately $36,500 per month, and the lease provides for 3% rent escalation on the anniversary of the beginning of the lease term. In addition, the lease provides the Company four months of rent abatement for the first, seventh, thirteenth and nineteenth months of the lease term. The Company has one five-year option to extend this lease at the then current market price. Finally, the lease requires the landlord pay approximately $440,000 after completion of the tenant improvements, and approximately $105,000 on the fifth anniversary of the lease term to cover the cost of tenant improvements and facility upgrades.

The Company allocates on a straight-line basis the total lease payments, including rent escalation, abated rent, and tenant improvement reimbursement, over the term of the lease. As a result, the Company will recognize approximately $41,000 in monthly rent expense over the term of the lease. As of December 31, 2006, the Company recognized $89,000 in deferred rent associated with this lease to be utilized over the twelve month period ended December 31, 2007. This amount is included in other accrued expenses on the balance sheet. As of December 31, 2006, the Company recognized $389,000 representing the balance of the deferred rent associated with this lease, included in other long-term liabilities on the balance sheet.

Note 7—Goodwill

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” the company periodically will evaluate if any previously recognized goodwill is impaired and should be reduced in value by the amount of the impairment. As a result of the acquisition of HemaBio, the Company established a goodwill asset of $3,578,000 as of the end of 2006. Management evaluated the four month performance of HemaBio after the acquisition by HemaCare on August 29, 2006, relative to the forecast utilized to establish the original purchase price. As of December 31, 2006, management concluded that no impairment adjustment was required. Management will continue to evaluate the performance of HemaBio, along with other factors that might indicate goodwill impairment, and will adjust the goodwill asset if impairment is determined.

Note 8—Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Current taxes:
Federal	$44,000	$21,000	$19,000
State	61,000	10,000	9,000
	105,000	31,000	28,000
Deferred taxes:
Federal	(622,000)	—	—
State	—	—	(10,000)
	(622,000)	—	(10,000)
Provision for income taxes	$(517,000)	$31,000	$18,000

Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Income tax expense at federal statutory rate	$436,000	$573,000	$536,000
State income taxes, net of federal benefit	67,000	56,000	53,000
Change in valuation allowance	(1,039,000)	(1,127,000)	(71,000)
Permanent differences	19,000	8,000	7,000
Change in deferred tax asset and other	—	521,000	(507,000)
Income tax expense	$(517,000)	$31,000	$18,000

The Company recognized a $622,000 deferred tax asset as of December 31, 2006 and no net deferred tax asset at December 31, 2005.   The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
Current:
Accounts receivable reserve	$62,000	$33,000
Accrued expenses and other	498,000	276,000
Total deferred tax asset	560,000	309,000
Noncurrent:
Net operating loss carryforward	952,000	1,688,000
Depreciation and amortization	275,000	152,000
Contribution Carryover	—	16,000
Tax credit carryforward	596,000	703,000
Other	(71,000)	(139,000)
Valuation allowance	(1,690,000)	(2,729,000)
	62,000	(309,000)
	$622,000	$—

A valuation allowance against the deferred tax asset is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized. The Company determined at the end of 2005 that, based on recent historical and expected future operating results, it was more likely than not that the Company would not realize a significant portion of its deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

2006 represents the third consecutive profitable year for HemaCare, and therefore represents evidence that it is more likely than not that the Company is going to recognize a future benefit from net operating loss carryforwards into future years.

Management performed an extensive analysis of the future trends, risks and uncertainties associated with the business. Some of the factors considered included: i) possible changes in government regulation, ii) possible changes in Medicare reimbursement for the blood products or services provided by the Company, iii) changes in strategies employed by the Company’s competition, and iv) changes is medical technology that could alter the utilization patterns for the Company’s products and services.

Based on this analysis, management estimated that it was more likely than not that only $622,000 of the available net operating loss carryforwards of $2.6 million would be utilized in future periods. Therefore management reduced the deferred tax asset valuation reserve accordingly, which resulted in an income tax benefit for 2006. The balance of the deferred tax asset is not impacted by this valuation allowance adjustment and therefore remains available for future use. The Company’s available net operating loss carryforwards have various expiration dates ranging from 2009 to 2023.

Note 9—Shareholders’ Equity

Stock Options

In 1996, the Board of Directors, with shareholder approval, adopted the Company’s 1996 Stock Incentive Plan (the “1996 Plan”). The purposes of the 1996 Plan are to (i) enable the Company to attract, motivate and retain top-quality directors, officers, employees, consultants and advisors, (ii) provide substantial incentives for such persons to act in the best interests of the shareholders of the Company, and (iii) reward extraordinary effort by such persons on behalf of the Company. The 1996 Plan provides for awards in the form of stock options, which may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options, or restricted stock. The total number of shares of common stock available for distribution under the 1996 Plan is 2,500,000; provided, however, that no award may be made at any time if, after giving effect to such award, the total number of shares of common stock issuable upon exercise of all outstanding options and warrants of the Company (whether or not under the 1996 Plan) plus the total number of shares of common stock called for under any stock bonus or similar plan of the Company (including shares of common stock underlying awards under the 1996 Plan) would exceed 30% of the total number of shares of common stock outstanding at the time of such award

The table below summarizes stock option transactions under the 1996 Plan.

	2006		2005		2004
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,501,000	$0.99	1,216,000	$0.85	1,379,000	$0.91
Granted	365,000	$2.41	340,000	$1.41	200,000	$0.46
Exercised	(14,000)	$(0.90)	(52,000)	$(0.65)	(153,000)	$(0.53)
Canceled	(16,000)	$(0.80)	(3,000)	$(1.09)	(210,000)	$(0.96)
Outstanding at end of year	1,836,000	$1.27	1,501,000	$0.99	1,216,000	$0.85
Exercisable at end of year	1,392,000	$1.14	1,123,000	$1.01	896,000	$0.95

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.32 to $0.75	675,000	5.0 years	$0.50	610,000	$0 .51
$0.76 to $1.50	660,000	7.0 years	$1.22	497,000	$1.21
$1.51 to $2.44	501,000	7.5 years	$2.37	285,000	$2.37
	1,836,000		$1.27	1,392,000	$1.14

As of December 31, 2006, the total aggregate intrinsic value of all fully vested stock options, and of all stock options outstanding, is $2,310,000 and $2,805,000, respectively.

On May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) since the 1996 Plan expired in July 2006. The following is a summary of the 2006 Plan:

Background and Purpose.   The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.

Eligible Participants.   Awards may be granted under the 2006 Plan to any employee, director, or consultant or Company affiliates. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of the Company or a related corporation.

Number of Shares of Common Stock Available.   A total of 1,200,000 shares of common stock have been reserved for issuance under the 2006 Plan. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,200,000. If an award is cancelled, terminates, expires, or lapses for any reason without having been fully exercised or vested, or is settled for less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled, or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2006 Plan. In addition, if the Company experiences a stock dividend, reorganization, or other change in capital structure, the administrator may, in its discretion, adjust the number of shares available for issuance under the 2006 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number limitations included in the 2006 Plan will also adjust appropriately upon such event.

Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by APB No. 25. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS 123, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for share-based incentive awards. No share-based compensation cost was recognized in the Condensed Consolidated Statement of Income for the twelve month periods ended December 31, 2005 and 2004 for options granted under the Company’s 1996 Stock Incentive Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain

SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for the prior periods have not been restated.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2006	2005	2004
Weighted average fair value at date of grant for options granted during the period	$2.15	$1.25	$0.43
Weighted average fair value for options exercised during the period	$0.85	$0.57	$0.36
Weighted average fair value for options vested during the period	$1.45	$1.00	$0.67
Risk-free interest rates	5.0%	5.0%	4.0%
Expected stock price volatility	95.3%	94.0%	107.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected forfeitures	0.0%	0.0%	0.0%
Option Term	10 years	10 years	10 years

For the twelve months ended December 31, 2006, the Company recognized non-cash share-based compensation costs of $458,000, as a result of the adoption of SFAS 123R, lowering income before taxes and net income by this amount.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	378,000	$0.93
Granted	365,000	2.15
Vested	(299,000)	1.45
Nonvested at December 31, 2006	444,000	$1.51

As of December 31, 2006, the compensation cost related to nonvested awards not yet recognized is $670,000 with a weighted-average period over which the total compensation cost related to nonvested awards not yet recognized is expected to be recognized of 8.5 years.

As of December 31, 2006, there are 1,392,000 fully vested stock options outstanding with a weighted average fair value of $1.07 and an average contractual term of 5.4 years.

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

	Years ended December 31,
	2006	2005	2004
Net income, as reported	$1,851,000	$1,655,000	$1,545,000
Less: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	N/A	180,000	48,000
Pro forma net income	$1,851,000	$1,475,000	$1,497,000
Net income per share - basic
As reported	$0.22	$0.20	$0.20
Pro forma	$0.22	$0.18	$0.19
Net income per share - diluted
As reported	$0.20	$0.19	$0.19
Pro forma	$0.20	$0.17	$0.18
Shares used in computing net income per share
Basic	8,265,000	8,121,000	7,831,000
Diluted	9,095,000	8,847,000	8,237,000

Note10—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2006	2005	2004
Net income	$1,851,000	$1,655,000	$1,545,000
Weighted average shares outstanding	8,265,000	8,121,000	7,831,000
Net effect of diluted options and warrants	830,000	726,000	406,000
Weighted average dilutive shares outstanding	9,095,000	8,847,000	8,237,000
Earnings per share diluted	$0.20	$0.19	$0.19

Note 11—Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2006 and December 31, 2005, the Company had uninsured cash and cash equivalents of $832,000 and $2,401,000, respectively.

Note 12—401(k) Profit Sharing Plan

The HemaCare Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) qualifies, in form, under Section 401(k) of the Internal Revenue Code. For the 2004 plan year, the Company contributed cash in 2005 in the amount of $89,000 as matching contributions. The Company contributed in 2006, $92,000 in matching contributions for the 2005 plan year. In December 2006, the Board of Directors approved a matching contribution pertaining to the 2006 plan year of approximately $145,000.

Note 13—Commitments and Contingencies

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

Note 14—Segment Information

The Company operates in two business segments as follows:

•       Blood Products: Collection, processing and distribution of blood products and biological specimens.

•       Blood Services: Therapeutic apheresis and stem cell collection procedures and other therapeutic services.

Management uses more than one criterion to measure segment performance. However, the dominant measurements are consistent with the Company’s consolidated financial statements which present revenue from external customers and operating profit income for each segment. Supplemental data are as follows:

	Blood Products	Blood Services
2006
Depreciation and amortization	$520,000	$47,000
Expenditures for assets	4,270,000	126,000
Total assets	$10,574,000	$2,655,000
2005
Depreciation and amortization	$513,000	$34,000
Expenditures for assets	427,000	11,000
Total assets	$4,968,000	$1,800,000
2004
Depreciation and amortization	$437,000	$85,000
Expenditures for assets	132,000	28,000
Total assets	$4,603,000	$1,785,000

Management evaluates segment performance based primarily on operating income. Other revenue and expenses are not allocated to the segments. The accounting policies of the segments are the same as those described in the significant accounting policies.

Note 15—Concentration Risk

The Company provides products and services to individual hospitals, hospital groups and hospital management companies, all of which are referred to as “customers” for purposes of identifying concentration risk in this section. During 2006 only two customers represented more than 10% of the Company’s total revenue. One customer accounted for approximately 12.6% of total revenue, and as of December 31, 2006, the gross accounts receivable balance for this customer was $908,000. The other customer accounted for approximately 11.5% of the Company’s total revenue, and as of December 31, 2006, the gross accounts receivable balance for this customer was $812,000. The next largest customer accounted for approximately 6.2% of total revenue. The Company’s ten largest customers accounted for 58.3% of total revenues. The Company has no relationship with any of these customers other than as a provider of blood products and services.

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

During 2006, the Company received goods and services from two major vendors that represented more than 10% of the Company’s total costs. One vendor, that represents 12.6% of total costs, provides products that support the Company’s apheresis activities. As of December 31, 2006, the Company owed this vendor $588,000. The other vendor, that represents 11.1% of total costs, provides laboratory services. As of December 31, 2006, the Company owed this vendor $450,000. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 16—Acquisition of Teragenix Corporation

On August 29, 2006, the Company acquired all of the outstanding stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”) for $4.8 million comprised of (i) $1,372,000 in cash, (ii) up to an additional $250,000 in cash, subject to the Company’s right to set-off, (iii) 285,895 shares of the Company’s common stock, (iv) secured, subordinated promissory notes issued by the Company in the aggregate principal amount of $200,000, (v) up to 248,000 additional shares of the Company’s common stock based on the “EBIT” (as defined) of HemaBio for the twelve month period ended March 31, 2007, and (vi) up to an additional $1,300,000 in cash based on the EBIT of HemaBio for the three fiscal years ended December 31, 2008, all as more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and November 15, 2006. This contingent consideration will be added to the purchase price when determinable. The Company allocated the purchase price per SFAS 141 to the fair value of the assets acquired, net of liabilities assumed. The remaining portion of the purchase price, or $3,078,000, was allocated to goodwill representing the amount of the purchase price in excess of the fair value of the assets, net of liabilities acquired, subject to possible adjustment during the allocation period which will not to exceed one year. The Company elected to treat the acquisition as an asset purchase per Internal Revenue Code 338(h)(10). As a result, the amortization of goodwill, over a 15 year period, will be deductible for tax purposes. This will create a deferred tax liability to the extent the book basis of the goodwill exceeds the amortized tax basis. As of December 31, 2006, the book basis of the goodwill exceeded the tax basis by approximately $80,000.

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

As of December 31, 2006, the balance sheet of HemaBio is consolidated with the Company’s balance sheet. The statement of income of HemaBio for the 123 day period from August 30, 2006 to December 31, 2006 is consolidated with the Company’s statement of income for the year December 31, 2006. The statement of cash flows for HemaBio for the period August 30, 2006 to December 31, 2006 is included with the Company’s statement of cash flows for the year ended December 31, 2006.

If the operating results of HemaBio had been included since the beginning of the years ended December 31, 2005 and 2006, the pro forma revenues, net income and net income per share would be as follows:

	Years ended December 31,
	2006	2005
Revenues	$39,196,000	$36,412,000
Net income	1,945,000	2,529,000
Net income per share
Basic	$0.23	$0.30
Diluted	$0.21	$0.28
Shares used for calculated net income per share
Basic	8,421,000	8,407,000
Diluted	9,251,000	9,133,000

The acquisition agreement requires a cash payment of $500,000 as additional consideration to the sellers if the full annual 2006 EBIT (as defined in the agreement) of HemaBio exceeded $427,500.  The Company has determined the required EBIT target was achieved, and therefore the additional obligation was recognized as a current liability on the Company’s balance sheet. The recognition of this additional consideration increased goodwill by $500,000.