Form 10-Q
period 2007-03-31
HEMACARE CORP /CA/
filed 2007-05-15
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, 8,745,955 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED
MARCH 31, 2007

i

PART 1   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$497,000	$1,136,000
Accounts receivable, net of allowance for doubtful accounts—$174,000 in 2007 and $141,000 in 2006	5,535,000	6,766,000
Product inventories and supplies	1,192,000	1,261,000
Prepaid expenses	314,000	512,000
Deferred income taxes—current	560,000	560,000
Other receivables	58,000	293,000
Total current assets	8,156,000	10,528,000
Plant and equipment, net of accumulated depreciation and amortization of $4,608,000 in 2007 and $4,376,000 in 2006	4,844,000	4,778,000
Deferred income taxes—long-term	62,000	62,000
Goodwill	4,259,000	3,578,000
Other assets	112,000	101,000
	$17,433,000	$19,047,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,715,000	$3,414,000
Accrued payroll and payroll taxes	810,000	1,572,000
Other accrued expenses	511,000	587,000
Obligation under acquisition agreement	681,000	500,000
Current obligations under capital leases	—	7,000
Current obligation under line of credit	2,000,000	2,025,000
Current obligations under notes payable	175,000	175,000
Total current liabilities	6,892,000	8,280,000
Notes payable, net of current portion	525,000	525,000
Other long-term liabilities	394,000	389,000
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,495,955 shares issued and outstanding in 2007 and 2006	14,826,000	14,710,000
Accumulated deficit	(5,204,000)	(4,857,000)
Total shareholders’ equity	9,622,000	9,853,000
	$17,433,000	$19,047,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Blood products	$7,489,000	$6,367,000
Blood services	1,867,000	1,820,000
Total revenues	9,356,000	8,187,000
Operating costs and expenses:
Blood products	6,811,000	5,187,000
Blood services	1,418,000	1,352,000
Total operating costs and expenses	8,229,000	6,539,000
Gross profit	1,127,000	1,648,000
General and administrative expenses	1,474,000	1,547,000
(Loss) income before income taxes	(347,000)	101,000
Provision for income taxes	—	16,000
Net (loss) income	$(347,000)	$85,000
Basic (loss) earnings per share	$(0.04)	$0.01
Diluted (loss) earnings per share	$(0.04)	$0.01
Weighted average shares outstanding—basic	8,496,000	8,196,000
Weighted average shares outstanding—diluted	8,496,000	9,128,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(347,000)	$85,000
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debt	39,000	39,000
Depreciation and amortization	234,000	181,000
Loss on disposal of assets	—	8,000
Share-based compensation expense	116,000	309,000
Changes in operating assets and liabilities:
Decrease (increase) in net accounts receivable	1,192,000	(92,000)
Decrease (increase) in inventories, supplies and prepaid expenses	267,000	(264,000)
Decrease in other assets and other receivables	224,000	136,000
Decrease in accounts payable, accrued expenses and other liabilities	(1,351,000)	(389,000)
Net cash provided by operating activities	374,000	13,000
Cash flows from investing activity:
Increase in goodwill	(681,000)	—
Purchase of plant and equipment	(300,000)	(373,000)
Net cash used by investing activity	(981,000)	(373,000)
Cash flows from financing activities:
Principal payments on notes payable and capitalized leases	(32,000)	(20,000)
Net cash used by financing activities	(32,000)	(20,000)
Decrease in cash and cash equivalents	(639,000)	(380,000)
Cash and cash equivalents at beginning of period	1,136,000	2,612,000
Cash and cash equivalents at end of period	$497,000	$2,232,000
Supplemental disclosure:
Interest paid	$48,000	$2,000
Income taxes paid	$85,000	$34,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2006 are incorporated by reference to the Notes to Consolidated Financial Statements as of December 31, 2006 as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2007. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Accounts Receivable:   Revenues are recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenues consist primarily of mobile therapeutics sales, while blood products revenues consist primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectibility. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

Inventories and Supplies:   Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company recorded reserves for obsolete inventory of $889,000 and $736,000 as of March 31, 2007 and December 31, 2006 respectively.

Shared-Based Compensation:   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), the Company recognizes compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of the balance sheet date, based on the grant date fair value estimated in accordance with SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to the balance sheet date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Beginning in 2007, options granted to non-employee members of the Board of Directors vest quarterly instead of upon grant, which historically occurred in the first quarter of each year. The Company will use the 2006 Equity Incentive Plan approved by shareholders at the 2006 annual meeting to grant options since the 1996 Stock Incentive Plan expired in 2006. The Company has applied for a permit with the California Department of Corporations for the 2006 Equity Incentive Plan, which remains pending. At the March 14, 2007 meeting of the Board of Directors, the non-employee Directors were awarded their 2007 annual options utilizing the closing stock price on March 14, 2007, the date of the meeting, to be issued two business days following the date of the permit. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee Director options, the Company recorded $73,000 of share-based compensation for the first quarter of 2007 utilizing the Black-Scholes valuation model.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2007 and December 31, 2006, the Company had uninsured cash and cash equivalents of $215,000 and $832,000, respectively.

APPLICATION OF NEW ACCOUNTING STANDARDS

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of FIN No. 48.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U. S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on the consolidated financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 2—Inventory

Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.

Inventories are comprised of the following as of:

	March 31,	December 31,
	2007	2006
Blood products	$1,479,000	$1,225,000
Supplies	602,000	772,000
Total inventory	$2,081,000	$1,997,000
Less: Reserves for obsolete inventory	(889,000)	(736,000)
Net inventory	$1,192,000	$1,261,000

Note 3—Acquisition of Teragenix Corporation

On August 29, 2006, the Company acquired all of the outstanding stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”) for $4.8 million comprised of (i) $1,372,000 in cash, (ii) up to an additional $250,000 in cash, subject to the Company’s right to set-off, (iii) 285,895 shares of the Company’s common stock, (iv) secured, subordinated promissory notes issued by the Company in the aggregate principal amount of $200,000, (v) 248,000 additional shares of the Company’s common stock based on the “EBIT” (as defined) of HemaBio for the twelve month period ended March 31, 2007, and (vi) up to an additional $1,300,000 in cash based on the EBIT of HemaBio for the three fiscal years ended December 31, 2008, all as more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and November 15, 2006. The Company allocated the purchase price per SFAS 141 to the fair value of the assets acquired, net of liabilities assumed. The remaining portion of the purchase price, or $3,078,000, was allocated to goodwill representing the amount of the purchase price in excess of the fair value of the assets, net of liabilities acquired, subject to possible adjustment during the allocation period which will not exceed one year from August 29, 2006.

The acquisition agreement requires a cash payment of $500,000 as additional consideration to the sellers if the full annual 2006 EBIT (as defined in the agreement) of HemaBio exceeded $427,500. The Company determined the required EBIT target was achieved, and therefore the additional obligation was recognized as a current liability and as an increase in goodwill on the Company’s balance sheet as of December 31, 2006. In the first quarter of 2007, the Company paid off this obligation to the sellers.

The acquisition agreement also requires the Company to issue 248,000 shares of common stock to the sellers if the EBIT of HemaBio for the twelve month period ending March 31, 2007 exceeded $325,000. The Company determined the required EBIT target was achieved. On April 30, 2007, the Company issued the required shares to the sellers. Therefore the value of the shares issued, based on the closing stock price on the issue date, or $657,000, was recognized as a current liability and as an increase in goodwill on the Company’s balance sheet as of March 31, 2007.

The acquisition agreement also requires a cash payment to the sellers for any differences in their tax liability as a result of the treatment of the acquisition as an asset acquisition for tax purposes instead of as a stock acquisition. The difference of $24,000 was recognized as a current liability and as an increase in goodwill on the Company’s balance sheet as of March 31, 2007.

The following table summarizes the components of the consideration paid to acquire HemaBio:

Cash paid to sellers	$1,872,000
Additional cash, subject to right to set-off	250,000
Accrual of tax adjustment liability	24,000
Acquisition costs	602,000
Cash investment in HemaBio:	$2,748,000
Notes issued to sellers	200,000
HemaCare stock	1,200,000
Total consideration:	$4,148,000

The following table summarizes the allocation of the consideration to the assets acquired, net of liabilities assumed:

Cash and cash equivalents	$248,000
Accounts receivable	468,000
Inventory	257,000
Other current assets	15,000
Property, plant & equipment	160,000
Other non-current assets	16,000
Goodwill	4,259,000
Total assets acquired:	$5,423,000
Less: Liabilities and debt assumed	1,275,000
Total consideration:	$4,148,000

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

As of December 31, 2006 and March 31, 2007, the balance sheet of HemaBio is consolidated with the Company’s balance sheet. The statement of income of HemaBio for the first quarter of 2007 is consolidated with the Company’s statement of income for the three month period ended on March 31, 2007. The statement of cash flows for HemaBio for the first quarter of 2007 is included with the Company’s statement of cash flows for the three month period ended March 31, 2007.

Note 4—Line of Credit and Notes Payable

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of March 31, 2007, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of March 31, 2007, the Company had borrowed $2,000,000 against this line of credit, and the Company had unused availability of $2,000,000. During the first three months of 2007, the Company incurred $36,000 in interest expense associated with the Comerica credit facility.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things requires minimum levels of profitability and prohibit the payment of dividends. As of March 31, 2007, the Company was in compliance with all of the financial covenants, except the $75,000 minimum quarterly income and minimum quick ratio covenants. The Company requested, and Comerica issued a waiver for these covenant violations.

The Company also had a capital equipment lease with GE Capital used to finance the acquisition of vehicles. During the quarter, the Company paid off the remaining outstanding balance on this obligation of $7,000.

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

Also, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Karen Raben and Dr. Lawrence Feldman. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually. Each note is secured by all of the assets of HemaBio, but are subordinate to Comerica Bank.

Note 5—Shareholders’ Equity

In December 2004, the FASB issued SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which requires the recognition of compensation cost to include: (a) the cost for all share-based payments granted prior to, but not yet vested as of the beginning of the reporting period, based on the grant date fair value estimated in accordance with SFAS 123R, and (b) cost for all share-based payments granted and vested during the reporting period, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

For the three months ended March 31, 2007, the Company recognized non-cash share-based compensation costs of $116,000 per SFAS 123R, including $73,000 of estimated share-based compensation for non-employee Director options. (see Note 1)

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2007	1,836,000	$1.27
Granted	—	—
Exercised	—	—
Canceled or expired	(60,000)	2.15
Outstanding at March 31, 2007	1,776,000	$1.24	6.2
Exercisable at March 31, 2007	1,486,000	$1.14	5.8

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2007.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	444,000	$1.51
Granted	—	—
Vested	(130,000)	1.30
Canceled	(24,000)	2.33
Nonvested at March 31, 2007	290,000	$1.58

As of March 31, 2007, there was $459,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.1 years. The total measurement fair value of shares vested during the three-months ended March 31, 2007 was $168,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2007	2006
Weighted average fair value at date of grant for options granted during the period	$—	$724,000
Risk-free interest rates	5.0%	4.00%
Expected stock price volatility	85.4%	93.6%
Expected dividend yield	0%	0%

On July 19, 2006 the Company’s 1996 Stock Option Plan expired. At the Company’s annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan (“the 2006 Plan”). The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates. As of May 2, 2007, no awards had been granted under the 2006 Plan. The Company has submitted an application with the California Department of Corporations for a permit to issue options under the 2006 Plan. As of May 2, 2007, the approval of the Company’s application was still pending.

Note 6—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(347,000)	$85,000
Weighted average shares outstanding	8,496,000	8,196,000
Net effect of dilutive options and warrants	—	932,000
Diluted shares outstanding	8,496,000	9,128,000

Options and warrants outstanding of 990,000 and 465,000 shares of common stock for the three months ended March 31, 2007 and March 31, 2006, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 7—Provision for Income Taxes

The process of preparing the financial statements includes estimating income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets.

The Company has substantial net operating losses from prior periods that will be available in 2007 to eliminate most of any potential federal tax liability. The Company has recognized income in each of the prior three years, and as a result, and to the degree that the Company incurs any tax liability, the Company will reduce the valuation reserve against its deferred tax assets.

As of the end of 2006, management determined that the Company was more likely, than not, to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore wrote-up the deferred tax asset by this amount, along with the corresponding benefit from income taxes in the accompanying period. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of March 31, 2007, the Company recalculated the valuation reserve to include the results of operations in the quarter which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

Since the Company incurred a loss in the first quarter of 2007, no income taxes were recognized in the quarter. As described in Note 5, in the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $116,000 in compensation expense related to SFAS 123R in the first quarter of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $29,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet. Since the Company maintains a valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

Note 8—Business Segments

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

There were no intersegment revenues for either the three month periods ended March 31, 2007, and March 31, 2006.

Note 9—Commitments and Contingencies

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

General

HemaCare Corporation (“HemaCare” or the “Company”) provides the customized delivery of blood products and services. The Company collects, processes and distributes blood products to hospitals and research related organizations. The Company operates and manages donor centers and mobile donor vehicles to collect transfusable blood products from donors, collects human-derived blood products which are utilized by health research related organizations, and also purchases transfusable blood products and research products from others. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related therapeutic services are usually provided under contract as an outside purchased service.

The Company was incorporated in the state of California in 1978. The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. Since 2003, the Company’s earnings have improved as a result of the successful implementation of management’s plan. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc., which sources, processes and distributes human biological specimens, manufactures quality control products and provides clinical trial management and support services.

The Company’s current strategy is to focus on increasing the utilization of existing blood products capacity in those markets currently served, expand product and service offerings for biotechnology, pharmaceutical and other research-focused organizations through investment in expanded procurement and manufacturing capacity, and expand the market potential for therapeutic apheresis services through physician education and other marketing efforts.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Overview

The Company generated revenue for the first quarter of 2007 of $9,356,000, an increase of $1,169,000, or 14%, compared to the same period of 2006. Blood products revenue increased $1,122,000, or 18%, as a result of revenue from HemaBio operations, which was acquired in the third quarter of 2006. Blood services revenue increased $47,000, or 3%, mostly as a result of an increase in the number of procedures performed.

Gross profit in the first quarter of 2007 decreased $521,000, or 32%, compared to the first quarter of 2006. The decline is attributable to a $502,000, or 43%, decrease in gross profit for the Company’s blood products business segment, and a $19,000, or 4%, decrease in gross profit for the Company’s blood services business segment.

The Company generated a net loss of $347,000 for the first quarter of 2007, representing a $432,000 decrease from the same period in 2006. This decrease is attributable to the decline in gross profit from the Company’s blood products business segment.

Blood Products

For the three months ended March 31, 2007, blood product revenues increased $1,122,000 or 18%, compared with the same quarter of 2006. This increase is attributable to revenue produced by the Company’s Florida based research blood products operation, which the Company acquired in August 2006. Revenue for other blood products operations were marginally higher during the quarter compared to the first quarter of 2006.

For the three months ended March 31, 2007, gross profit for the blood products segment decreased $502,000, or 43%, to $678,000 from $1,180,000 in first quarter of 2006. The decrease reflects a decline in California collection volumes resulting from increased competition for blood drive sponsors and turnover of donor recruitment staff, and competition in the California market which restricted the Company’s ability to pass along cost increases for staff, supplies, fuel, newly available blood tests, and regulatory costs. Additionally, costs of purchased blood products increased compared to the first quarter of 2006. Gross profit from the Company’s Maine operations improved in the quarter compared to the same period in 2006, mostly as a result of higher collection volumes, and lower staff related costs. The Company’s Florida blood products operations generated a small operating loss for the quarter. The gross profit percentage for blood products decreased to 9% in the first quarter of 2007, from 19% for the same quarter of 2006 as the result of i) increases in the cost of purchased blood products and other supplies, ii) decreased operational efficiencies in the Company’s California operations as a result of lower volumes, and iii) increased fuel and facility related expenses.

Blood Services

Blood services revenue increased $47,000, or 3%, to $1,867,000 in the first quarter of 2007 from $1,820,000 generated in the same period of 2006 due to a 14% increase in the number of therapeutic apheresis procedures performed, offset by lower albumin sales. The growth in procedures was in the Company’s Mid-Atlantic region where the average revenue per procedure is lower due to a higher percentage of “operator only” procedures. Operator only procedure fees reflect charges principally for nursing time and exclude charges for equipment and supplies.

Gross profit for blood services decreased $19,000, or 4%, from $468,000 in the first quarter of 2006 to $449,000 during the same period of 2007 reflecting a decline in gross profit from 26% to 24%. The decrease is due to the lower margins associated with the higher percentage of operator only procedures performed in the Mid-Atlantic region.

General and Administrative Expenses

General and administrative expenses decreased by $73,000, or 5%, to $1,474,000 in the first quarter of 2007 from $1,547,000 in the same period of 2006. The reduction reflects a $191,000 decrease in non-cash share-based compensation principally from a $140,000 decrease in share-based compensation expense for non-employee directors caused by a change in the vesting of options granted during the quarter. Beginning in 2007, options granted vest quarterly. Prior to 2007, options vested upon grant which historically has occurred in the first quarter of each year. Offsetting the decrease in share-based compensation, were increases of $38,000 in interest expense, $38,000 in depreciation expense and $20,000 in the cost of liability insurance. The increase in interest expense is the result of outstanding debt incurred to finance the acquisition of HemaBio in 2006. Depreciation expense increased from the tenant improvement investments the Company incurred in 2006 associated with a new facility in Van Nuys, California. The cost of general and professional liability insurance increased as a result of higher insurance premiums upon renewal of the Company’s insurance policies during the second quarter of 2006.

Income Taxes

No tax provision was recognized in the first quarter of 2007 due to the Company’s net loss in the first quarter of 2007.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $116,000 in compensation expense related to SFAS 123R in the first quarter of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $29,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

As of the end of 2006, management determined that the Company was more likely, than not, to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore wrote-up the deferred tax asset by this amount, along with the corresponding benefit from income taxes in the accompanying period. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of March 31, 2007, the Company recalculated the valuation reserve to include the results of operations in the quarter which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

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

Accounting for Share-Based Incentive Programs

In the first quarter of 2007 the Company recognized compensation expense related to stock options granted to employees based on: (a) the cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate, and (b) the cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company’s cash and cash equivalents were $497,000, and the Company had working capital of $1,264,000.

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of March 31, 2007, the rate associated with this credit facility was 8%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of March 31, 2007, the Company had borrowed $2,000,000 against this line of credit, and the Company had unused availability of $2,000,000.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of March 31, 2007, the Company was in compliance with all of the financial covenants, except the $75,000 minimum quarterly income and quick ratio covenants. The Company requested, and Comerica issued a waiver for these covenant violations. During the first three months of 2007, the Company incurred $36,000 in interest expense associated with the Comerica credit facility.

The Company also had a capital equipment lease with GE Capital used to finance the acquisition of vehicles. During the quarter, the Company paid off the remaining outstanding balance on this obligation of $7,000.

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

Also, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Karen Raben and Dr. Lawrence Feldman. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually. Each note is secured by all of the assets of HemaBio, but are subordinate to Comerica Bank.

The following table summarizes our contractual obligations by year (in thousands):

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$5,737	$1,024	$1,135	$1,047	$2,531
Notes payable	2,700	2,350	350	—	—
Totals	$8,437	$3,374	$1,485	$1,047	$2,531

For the three months ended on March 31, 2007, net cash provided by operating activities was $374,000, compared to $13,000 for the three months ended March 31, 2006. The increase of $361,000 in cash provided between the two periods is primarily due to a $1,192,000 decrease in net accounts receivable, compared to a $92,000 increase in this category in the first quarter of 2006. As of March 31, 2007, days outstanding were 53 days, compared to 58 days outstanding as of December 31, 2006, and is the principal reason for the net decrease in net accounts receivables as of March 31, 2007. In addition, inventory, supplies and prepaid expenses decreased $267,000, providing additional cash, compared to a $264,000 increase in this category in the first three months of 2006. These increases in cash provided were offset by a $1,351,000 increase in cash used for accounts payable, accrued expenses and other liabilities, whereas only $389,000 was used for this purpose in the first three months of 2006.

For the three months ended on March 31, 2007, net cash used in investing activities was $981,000, compared to $373,000 for the same period in 2006. The increase is the result of consideration related to the purchase of HemaBio recognized in the quarter.

For the three months ended March 31, 2007, net cash used in financing activities was $32,000, compared to $20,000 for the three months ended March 31, 2006. The difference is due to a $25,000 reduction in the Comerica working capital line of credit during the first quarter of 2007.

In December 2006, the Company signed a contract with Information Data Management, a subsidiary of Haemonetics, for a license agreement, support and implementation services associated with a new information technology project to enhance the automation of the Company’s blood product operations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects the project to costs a total of $2 million; portions of this project are scheduled for completion in late 2007 with full implementation in 2008.

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

Competition may cause a loss of customers and an increase in costs and impact profitability

Competition in the blood products and services industries is primarily based on fees charged to customers. Hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

Operations depend on services of qualified professionals and competition for their services is strong

The Company is highly dependent upon obtaining the services of qualified professionals. In particular, the Company’s operations depend on the services of registered nurses, medical technologists, regulatory and quality assurance professionals, and others with knowledge of the blood industry. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. The Company incurs significant costs to hire and retain staff. If the Company is unable to attract and retain a staff of qualified professionals, operations may be adversely affected and therefore adversely impact profitability.

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

Lease for a major production facility has expired and if the Company needs to vacate it may be unable to relocate to an alternative facility thereby disrupting business

The long-term lease for the Company’s Sherman Oaks donor center has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30-day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30-day notice to vacate and is unable to relocate to an alternative facility. The Company has entered into a lease agreement for an alternative facility, but this facility will not be available to occupy for several months. The loss of the donor center would adversely impact the Company’s ability to produce platelet products for Southern California customers, and result in a reduction of revenue and profitability.

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

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded stocks since they are less liquid

HemaCare’s common stock was delisted from the Nasdaq Small Cap Market on October 29, 1998 because of the failure to maintain Nasdaq’s requirement of a minimum bid price of $1.00. Since November 2, 1998, the common stock has traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on another national securities exchange. As a result, an investor may find it difficult to dispose of the Company’s common stock or to obtain accurate quotations as to its price.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the Company has $700,000 of debt in the form of notes payable with fixed interest rates. As of March 31, 2007, the Company has $2,000,000 outstanding on the line of credit with Comerica that is based on a variable interest rate linked to the prime interest rate, or at the election of the Company, LIBOR. Accordingly, the Company’s interest rate expense will fluctuate with changes in either of these rates. If interest rates increase or decrease by 1% for the year, the Company’s interest expense would increase or decrease by approximately $20,000.

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

The Company continues to evaluate the existing internal control structure. As a result, management has identified several internal control weaknesses. Of these, the Company has alternative controls, which management believes prevents any material misstatement of the Company’s financial statements. Nevertheless, management intends to modify the existing internal control structure to eliminate any significant weaknesses with the objective of eliminating or reducing reliance on alternative controls.

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

Item 1A.                  Risk Factors

The risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed other than as set forth below.

The following risk factor was part of the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, but have been updated to reflect recent events:

Lease for a major production facility has expired and if the Company needs to vacate it may be unable to relocate to an alternative facility thereby disrupting business

The long-term lease for the Company’s Sherman Oaks donor center has expired. The Company has been unable to negotiate a lease renewal. Presently, the Company continues to occupy this facility with the possibility of receiving a 30-day notice to vacate at any time. The lack of a long-term lease agreement for this facility could have an adverse impact on profitability if the Company receives a 30-day notice to vacate and is unable to relocate to an alternative facility. The Company has entered into a lease agreement for an alternative facility, but this facility will not be available to occupy for several months. The loss of the donor center would adversely impact the Company’s ability to produce platelet products for Southern California customers, and result in a reduction of revenue and profitability.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed under Note 3 to the financial statements, in connection with the acquisition of Teragenix Corporation, the Company issued 248,000 shares of common stock to the sellers on April 30, 2007. Such shares of common stock were issued directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act. The agreement to issue these shares had been previously disclosed in the Company’s Current Report on Form 8-K/A filed on November 15, 2006.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

The proxy materials for the 2007 annual meeting of shareholders held on May 23, 2007 were mailed to shareholders of the Company on April 25, 2007. Under certain circumstances, shareholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2008 annual meeting of shareholders must be received at the Company’s executive offices at 15350 Sherman Way, Suite 350, Van Nuys, CA, 91406, addressed to the attention of the Corporate

Secretary by December 21, 2007 in a form that complies with applicable regulations. If the date of the 2008 annual meeting of shareholders is advanced or delayed more than 30 days from the date of the 2007 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2008 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2008 annual meeting. Upon any determination that the date of the 2008 annual meeting will be advanced or delayed by more than 30 days from the date of the 2007 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

The Securities and Exchange Commission’s rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 6, 2008, the proxies solicited by the Board for the 2008 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2008 annual meeting of stockholder without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2008 annual meeting is advanced or delayed by more than 30 days from the date of the 2007 annual meeting, then the shareholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2008 annual meeting.

Item 6.                          Exhibits

a.    Exhibits

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
10.1

Select Series License Agreement with Prelude Exhibit dated December 29, 2006 between Information Data Management, Inc. and HemaCare Corporation (incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on January 5, 2007).

10.2

First Modification to Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc., HemaCare BioScience, Inc. and Comerica Bank, dated March 26, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on March 28, 2007).

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

Date	May 15, 2007	HEMACARE CORPORATION
(Registrant)
		By:	/s/ JUDI IRIVNG
Judi Irving, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
10.1

Select Series License Agreement with Prelude Exhibit dated December 29, 2006 between Information Data Management, Inc. and HemaCare Corporation (incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on January 5, 2007).

10.2

First Modification to Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc., HemaCare BioScience, Inc. and Comerica Bank, dated March 26, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on March 28, 2007).

11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934