Form 10-Q
period 2007-06-30
HEMACARE CORP /CA/
filed 2007-08-14
CIK 801748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, 8,799,955 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2007

i

PART 1   FINANCIAL INFORMATION

Item 1.                          Financial Statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$908,000	$1,136,000
Accounts receivable, net of allowance for doubtful accounts—$163,000 in 2007 and $141,000 in 2006	5,583,000	6,766,000
Product inventories and supplies, net	1,308,000	1,261,000
Prepaid expenses	437,000	512,000
Deferred income taxes—current	560,000	560,000
Other receivables	59,000	293,000
Total current assets	8,855,000	10,528,000
Plant and equipment, net of accumulated depreciation and amortization of 4,836,000 in 2007 and $4,376,000 in 2006	4,767,000	4,778,000
Deferred income taxes—long-term	62,000	62,000
Goodwill	4,259,000	3,578,000
Other assets	96,000	101,000
	$18,039,000	$19,047,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,702,000	$3,414,000
Accrued payroll and payroll taxes	1,410,000	1,572,000
Other accrued expenses	368,000	587,000
Obligation under acquisition agreement	—	500,000
Current obligations under capital leases	—	7,000
Current obligation under line of credit	2,500,000	2,025,000
Current obligations under notes payable	175,000	175,000
Total current liabilities	7,155,000	8,280,000
Notes payable, net of current portion	525,000	525,000
Other long-term liabilities	429,000	389,000
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,784,955 and 8,495,955 shares issued and outstanding in 2007 and 2006, respectively	15,547,000	14,710,000
Accumulated deficit	(5,617,000)	(4,857,000)
Total shareholders’ equity	9,930,000	9,853,000
	$18,039,000	$19,047,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Blood products	$7,989,000	$6,799,000	$15,478,000	$13,166,000
Blood services	1,657,000	1,633,000	3,524,000	3,454,000
Total revenues	9,646,000	8,432,000	19,002,000	16,620,000
Operating costs and expenses:
Blood products	6,902,000	5,570,000	13,713,000	10,758,000
Blood services	1,419,000	1,372,000	2,837,000	2,724,000
Total operating costs and expenses	8,321,000	6,942,000	16,550,000	13,482,000
Gross profit	1,325,000	1,490,000	2,452,000	3,138,000
General and administrative expenses	1,731,000	1,121,000	3,205,000	2,667,000
(Loss) income before income taxes	$(406,000)	$369,000	$(753,000)	$471,000
Provision for income taxes	7,000	9,000	7,000	26,000
Net (loss) income	$(413,000)	$360,000	$(760,000)	$445,000
Basic (loss) earnings per share	$(0.05)	$0.04	$(0.09)	$0.05
Diluted (loss) earnings per share	$(0.05)	$0.04	$(0.09)	$0.05
Weighted average shares outstanding—basic	8,673,000	8,199,000	8,354,000	8,122,000
Weighted average shares outstanding—diluted	8,673,000	9,325,000	8,354,000	9,140,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(760,000)	$445,000
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (recovery of) bad debt	29,000	(6,000)
Depreciation and amortization	470,000	371,000
Loss on disposal of assets	6,000	5,000
Share-based compensation expense	154,000	362,000
Changes in operating assets and liabilities:
Decrease (increase) in net accounts receivable	1,154,000	(59,000)
Decrease (increase) in inventories, supplies and prepaid expenses	28,000	(926,000)
Decrease (increase) in other assets and other receivables	239,000	(18,000)
Decrease in accounts payable, accrued expenses and other liabilities	(1,404,000)	(340,000)
Net cash used for operating activities	(84,000)	(166,000)
Cash flows from investing activity:
Increase in goodwill	(24,000)	—
Proceeds from sale of plant and equipment	—	3,000
Purchase of plant and equipment	(464,000)	(689,000)
Net cash used for investing activity	(488,000)	(686,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	26,000	13,000
Principal payments on notes payable and capitalized leases	(157,000)	(41,000)
Proceeds from line of credit	475,000	—
Net cash provided for (used for) financing activities	344,000	(28,000)
Decrease in cash and cash equivalents	(228,000)	(880,000)
Cash and cash equivalents at beginning of period	1,136,000	2,612,000
Cash and cash equivalents at end of period	$908,000	$1,732,000
Supplemental disclosure:
Interest paid	90,000	3,000
Income taxes paid	103,000	47,000
Teragenix Acquisition:
Common stock issued to sellers	$657,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2006 are incorporated by reference to the Notes to Consolidated Financial Statements as of December 31, 2006 as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2007. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to ensure the information is not misleading.

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

Revenues and Accounts Receivable:   Revenues are recognized upon shipment of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenues consist primarily of mobile therapeutics sales, while blood products revenues consist primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectibility. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

Inventories and Supplies:   Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company recorded reserves for obsolete inventory of $957,000 and $736,000 as of June 30, 2007 and December 31, 2006, respectively.

Shared-Based Compensation:   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), the Company recognizes compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, the balance sheet date, based on the grant date fair value estimated in accordance with SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to the balance sheet date, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

(c)          Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees; and

(d)         Expected stock option forfeitures.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

Beginning in 2007, options granted to non-employee members of the Board of Directors vest quarterly instead of upon grant, which historically occurred in the second quarter of each year. The Company will use the 2006 Equity Incentive Plan approved by shareholders at the 2006 annual meeting to grant options since the 1996 Stock Incentive Plan expired in 2006. The Company applied for a permit with the California Department of Corporations for the 2006 Equity Incentive Plan, which was approved on July 12, 2007.

At the March 14, 2007 meeting of the Board of Directors, the non-employee directors were awarded their 2007 annual options utilizing the closing stock price on March 14, 2007, the date of the meeting, to be issued following the approval of the permit. These options were issued on August 8, 2007. Since these grants were intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee Director options, the Company recorded $73,000 and $119,000 of share-based compensation for the first three months and six months of 2007, respectively, utilizing the Black-Scholes valuation model.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2007 and December 31, 2006, the Company had uninsured cash and cash equivalents of $603,000 and $832,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U. S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

Inventories are comprised of the following as of:

	June 30,	December 31,
	2007	2006
Blood products	$1,640,000	$1,225,000
Supplies	625,000	772,000
Total inventory	$2,265,000	$1,997,000
Less: Reserves for obsolete inventory	(957,000)	(736,000)
Net inventory	$1,308,000	$1,261,000

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

The acquisition agreement requires a cash payment of $500,000 as additional consideration to the sellers if the full annual 2006 EBIT (as defined in the agreement) of HemaBio exceeded $427,500. The Company determined the required EBIT target was achieved, and therefore the additional obligation was recognized as a current liability and as an increase in goodwill on the Company’s balance sheet as of December 31, 2006. In the first quarter of 2007, the Company paid this obligation to the sellers.

The acquisition agreement also requires the Company to issue 248,000 shares of common stock to the sellers if the EBIT of HemaBio for the twelve month period ending March 31, 2007 exceeded $325,000. The Company determined the required EBIT target was achieved. On April 30, 2007, the Company issued the required shares to the sellers. Therefore the value of the shares issued, based on the closing stock price on the issue date, or $657,000, was recognized as an increase in the common stock component of shareholders’ equity and as an increase in goodwill on the Company’s balance sheet as of June 30, 2007.

The acquisition agreement also requires a cash payment to the sellers for any differences in their tax liability as a result of the treatment of the acquisition as an asset acquisition for tax purposes instead of as a stock acquisition. The difference of $24,000 was paid to the sellers in the second quarter of 2007 and resulted in an increase goodwill on the Company’s balance sheet as of June 30, 2007.

The acquisition agreement also requires contingent cash payments of up to $400,000 in additional consideration based on EBIT for each twelve month period ending December 31, 2007 and December 31, 2008. The minimum EBIT required before additional consideration is due to the sellers is $1,000,000 and $1,280,000 for 2007 and 2008, respectively.

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

As of December 31, 2006 and June 30, 2007, the balance sheet of HemaBio is consolidated with the Company’s balance sheet. The statement of income of HemaBio for the first three month and six month periods of 2007 is consolidated with the Company’s statement of income for the three month and six month periods ended on June 30, 2007. The statement of cash flows for HemaBio for the first six months of 2007 is included with the Company’s statement of cash flows for the six month period ended June 30, 2007.

Note 4—Severance to Chief Executive Officer

On June 28, 2007, Judi Irving resigned as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors. Based on the terms of Ms. Irving’s employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving’s health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving’s separation from the Company.

In the second quarter of 2007, the Company recognized a charge to general and administrative expenses of $326,000 as the total cost of the separation obligation to Ms. Irving. This amount is included as accrued payroll and payroll taxes on the Company’s balance sheet as of June 30, 2007.

Note 5—Line of Credit and Notes Payable

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of June 30, 2007, the rate associated with this credit facility was 8.00%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of June 30, 2007, the Company had borrowed $2,500,000 against this line of credit, and the Company had unused availability of $1,500,000. During the first six months of 2007, the Company incurred $78,000 in interest expense associated with the Comerica credit facility.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things requires minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2007, the Company was in compliance with all of the financial covenants, except the $75,000 minimum quarterly income covenant. The Company requested, and Comerica issued, a waiver for this covenant violation.

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

Note 6—Leases

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices a mobile blood drive operation a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility starts at $36,500 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 7,200 square feet to this lease intended to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, and adjusts annually by 3.9% on the anniversary of the lease commencement date.

The Company invested approximately $1.7 million in tenant improvements in the new facility. As part of the lease agreement, the Company received approximately $400,000 in tenant improvement allowance from the landlord. The Company amortizes the cost for tenant improvements over the term of the lease as depreciation expense. The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The total deferred rent as a result of this amortization is $525,000, of which $96,000 is included as other accrued expenses, and $429,000 is included as other long-term liabilities on the Company’s balance sheet as of June 30, 2007.

Note 7—Shareholders’ Equity

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R, which requires the recognition of compensation cost to include: (a) the cost for all share-based payments granted prior to, but not yet vested as of, the beginning of the reporting period, based on the grant date fair value estimated in accordance with SFAS 123R, and (b) cost for all share-based payments granted and vested during the reporting period, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

For the six months ended June 30, 2007, the Company recognized non-cash share-based compensation costs of $154,000 per SFAS 123R, including $119,000 of estimated share-based compensation for non-employee director options. (see Note 1)

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2007	1,836,000	$1.27
Granted	—	—
Exercised	(41,000)	.41
Canceled or expired	(203,000)	1.82
Outstanding at June 30, 2007	1,592,000	1.21	5.9
Exercisable at June 30, 2007	1,448,000	$.97	4.5

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2007.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	444,000	$1.51
Granted	—	—
Vested	(133,000)	1.14
Canceled	(167,000)	1.71
Nonvested at June 30, 2007	144,000	$1.46

As of June 30, 2007, there was $211,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average vesting period of 3.4 years.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average fair value at date of grant for options granted during the period	—	$63,000	—	$879,000
Risk-free interest rates	5.0%	5.0%	5.0%	5.0%
Expected stock price volatility	85.5%	95.3%	85.5%	95.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected forfeitures	6.1%	6.1%	6.1%	6.1%

The Company adjusted the assumptions used to calculate share-based compensation expense based on the recent behavior of option holders. In particular, the Company adjusted the expected option term and expected forfeiture rate. The impact of these adjustments is recognized in the current period.

On July 19, 2006 the Company’s 1996 Stock Option Plan expired. At the Company’s annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates. The Company submitted an application with the California Department of Corporations for a permit to issue options under the 2006 Plan, which was approved on July 12, 2007. No options were issued under the 2006 Plan prior to June 30, 2007. As of August 8, 2007, options to purchase 135,000 shares  had been granted under the 2006 Plan.

Note 8—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(413,000)	$360,000	$(760,000)	$445,000
Weighted average shares outstanding	8,673,000	8,199,000	8,354,000	8,122,000
Net effect of dilutive options and warrants	—	1,126,000	—	1,018,000
Diluted shares outstanding	8,673,000	9,325,000	8,354,000	9,140,000

Options and warrants outstanding of 1,592,000 shares of common stock for the three and six months ended June 30, 2007 have been excluded from the above calculation because their effect would have been anti-dilutive.

Options and warrants outstanding of 0 shares and 490,000 shares of common stock for the three and six months ended June 30, 2006, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 9—Provision for Income Taxes

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

As of the end of 2006, management determined that the Company was more likely, than not, to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore wrote-up the deferred tax asset by this amount, along with the corresponding benefit from income taxes in the accompanying period. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of June 30, 2007, the Company recalculated the valuation reserve to include the results of operations in the quarter which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

Since the Company incurred a loss in the second quarter of 2007, no federal income taxes were recognized in the quarter; however, $7,000 was recognized to the provision for income taxes due to anticipated state and local taxes. As described in Note 6, in the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $38,000 in compensation expense related to SFAS 123R in the second quarter of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $9,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet. Since the Company maintains a valuation reserve for its deferred tax reserve, none of the increase in deferred taxes is reflected in the income statement.

Note 10—Business Segments

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

There were no intersegment revenues for either the three month or six month periods ended June 30, 2007, and June 30, 2006.

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

The Company’s current strategy is to focus on increasing the utilization of existing blood products capacity in those markets currently served, expanding product and service offerings for biotechnology, pharmaceutical and other research-focused organizations through investment in expanded procurement and manufacturing capacity, and expanding the market potential for therapeutic apheresis services through physician education and other marketing efforts.

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Overview

The Company generated revenue in the second quarter of 2007 of $9,646,000, an increase of $1,214,000, or 14%, compared to the same period of 2006. Blood products revenue increased $1,190,000, or 18%, as a result of revenue from HemaBio operations, which was acquired in the third quarter of 2006. Blood services revenue increased $24,000, or 1.5%, mostly as a result of an increase in the number of procedures performed.

Gross profit in the second quarter of 2007 decreased $165,000, or 11%, compared to the second quarter of 2006. The decline in gross profit is attributable to a $142,000, or 12%, decrease in gross profit for the Company’s blood products business segment, and a $23,000, or 9%, decrease in gross profit for the Company’s blood services business segment.

The Company generated a net loss of $413,000 for the second quarter of 2007, representing a $773,000 decrease from the same period in 2006. This decrease is attributable to the decline in gross profit from the Company’s blood products business segment, and the recognition of $326,000 in severance expenses associated with the resignation of the Company’s President and Chief Executive Officer. Excluding this one time charge, the Company’s operations produced a loss of $87,000, representing a $260,000 improvement over the first quarter of 2007.

Blood Products

For the three months ended June 30, 2007, blood product revenues increased $1,190,000, or 18%, compared with the same quarter of 2006. This increase is attributable to revenue produced by the Company’s Florida based research blood products operation, which the Company acquired in August 2006. Revenue for the Company’s other blood products operations was modestly lower during the quarter compared to the second quarter of 2006.

For the three months ended June 30, 2007, gross profit for the blood products segment decreased $142,000 or 12%, to $1,087,000 from $1,229,000 in second quarter of 2006. The decrease reflects a decline in California collection volumes resulting from increased competition for blood drive sponsors and turnover of donor recruitment staff, and competition in the California market which restricted the Company’s ability to pass along cost increases for staff, supplies, fuel, newly available blood tests, and regulatory costs. Additionally, an overall decrease in the supply of purchased blood products, resulted in an increase in the cost of these products compared to the second quarter of 2006. Gross profit from the Company’s Maine operations improved in the quarter compared to the same period in 2006, mostly as a result of higher collection volumes, and lower staff related costs. The Company’s Florida blood products operations generated a modest profit for the quarter. The gross profit percentage for blood products decreased to 14% in the second quarter of 2007, from 18% for the same quarter of 2006 as the result of i) increases in the cost of purchased blood products and other supplies, ii) decreased operational efficiencies in the Company’s California operations as a result of lower collection volumes, and iii) increased fuel and facility related expenses.

Blood Services

Blood services revenue increased $24,000, or 1.5%, to $1,657,000 in the second quarter of 2007 from $1,633,000 generated in the same period of 2006 due to a 2% increase in the number of therapeutic apheresis procedures performed. The growth in procedures was in the Company’s Mid-Atlantic region where the average revenue per procedure is lower due to a higher percentage of “operator only”

procedures. Operator only fees reflect charges principally for staff time to perform the procedure and exclude charges for equipment and supplies.

Gross profit for blood services decreased $23,000, or 9%, from $261,000 in the second quarter of 2006 to $238,000 during the same period of 2007 reflecting a decline in gross profit percentage from 16% to 14%. The decrease is due to the lower margins associated with the higher percentage of operator only procedures performed in the Mid-Atlantic region.

General and Administrative Expenses

General and administrative expenses increased by $610,000, or 55%, to $1,731,000 in the second quarter of 2007 from $1,121,000 in the same period of 2006. The increase reflects a $326,000 charge for severance expenses, $134,000 increase in outside professional and temporary personnel costs, $44,000 increase in interest expense, $39,000 increase in depreciation, $36,000 increase in bad-debt expense, $14,000 increase in rent expense and a $12,000 increase in the cost of forms, computer and other office supplies. These increases in costs were partially off-set by a $61,000 reduction in cash-based compensation and benefit expenses.

On June 28, 2007, Judi Irving resigned as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors. Based on the terms of Ms. Irving’s employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving’s health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving’s separation from the Company. The Company recognized $326,000 in the second quarter of 2007 related to this obligation to Ms. Irving.

The increase in outside professional and temporary costs is related to legal fees associated with the Company’s application to the California Department of Corporations for a permit to issue stock options under the Company’s 2006 Equity Incentive Plan, increases in audit related services for 2007 and an increase in the cost of temporary personnel to fill various open positions. The increase in interest expense is the result of outstanding debt incurred to finance the acquisition of HemaBio in August 2006. The increase in depreciation expense is a result of depreciation of tenant improvements for the Company’s new facility in Van Nuys, California, which the Company occupied in November of 2006. The increase in bad debt expense is due to a decrease in the bad debt reserve in the second quarter of 2006 that did not occur in the second quarter of 2007. The increase in rent expense is the result of the Company’s move of the corporate office to a higher cost facility in November of 2006. The increase in forms, computer and other office supplies pertains to forms associated with new regulatory compliance documentation requirements and efforts to improve the protection of the Company’s computer assets from internet threats. Offsetting these increases in cost is a $61,000 reduction in cash-based compensation and benefits, primarily from a reduction in the bonus accrual that is directly related to the decrease in profitability in 2007 compared to 2006.

Income Taxes

No federal income tax provision was recognized in the second quarter of 2007 due to the Company’s net loss in the second quarter of 2007; however, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the Company’s net loss, or by the existence of a net operating loss carryforward. Management has calculated an estimated $7,000 tax liability in the first six months of 2007 for state and local taxes.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between

GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $38,000 in compensation expense related to SFAS 123R in the second quarter of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $9,000. The Company recalculated the valuation reserve to include this addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

As of the end of 2006, management determined that the Company was more likely, than not, to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore wrote-up the deferred tax asset by this amount, along with the corresponding benefit from income taxes in the accompanying period. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of June 30, 2007, the Company recalculated the valuation reserve to include the results of operations in the quarter which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Overview

The Company generated revenue in the first six months of 2007 of $19,002,000, an increase of $2,382,000, or 14%, compared to the same period of 2006. Blood products revenue increased $2,312,000, or 18%, as a result of revenue from HemaBio operations, which was acquired in the third quarter of 2006. Blood services revenue increased $70,000, or 2%, mostly as a result of an increase in the number of procedures performed.

Gross profit in the first six months of 2007 decreased $686,000, or 22%, compared to the same period of 2006, due to a $643,000, or 27%, decrease in gross profit for the Company’s blood products business segment, and a $43,000, or 6%, decrease in gross profit for the Company’s blood services business segment.

The Company generated a net loss of $760,000 for the first six months of 2007, representing a $1,205,000 decrease from the same period in 2006. This decrease is mostly attributable to the decline in the Company’s blood products gross profit, and the recognition of $326,000 in severance expenses associated with the resignation of the Company’s President and Chief Executive Officer. Excluding this one-time severance expense, the net loss in the period would have been $434,000.

Blood Products

For the six months ended June 30, 2007, blood products revenue increased $2,312,000 or 18%, compared with the same period of 2006. The increase is attributable to revenue produced by the Company’s Florida based research blood products operation, which the Company acquired in August 2006. Revenue for other blood products operations was marginally higher during the first six months of 2007 compared to the same period of 2006.

For the six months ended June 30, 2007, gross profit for the blood products segment decreased $643,000, or 27%, to $1,765,000 from $2,408,000 in same period of 2006. The decrease, mostly in the first quarter of 2007, reflects a decline in California collection volumes resulting from increased competition for blood drive sponsors and turnover of donor recruitment staff, and competition in the California market which restricted the Company’s ability to pass along cost increases for staff, supplies, fuel, newly available blood tests, and regulatory costs. Additionally, costs of purchased blood products increased compared to the first six months of 2006. Gross profit from the Company’s Maine operations improved in the first six months of 2007 compared to the same period in 2006, mostly as a result of higher collection volumes, and lower staff related costs. The gross profit percentage for blood products decreased to 11% in the first six months of 2007, from 18% for the same period of 2006 as the result of i) increases in the cost of purchased blood products and other supplies, ii) decreased operational efficiencies in the Company’s California operations as a result of lower collection volumes, and iii) increased fuel and facility related expenses.

Blood Services

Blood services revenue increased $70,000, or 2%, to $3,524,000 in the first six months of 2007 from $3,454,000 generated in the same period of 2006 due to a 8% increase in the number of therapeutic apheresis procedures performed, offset by lower albumin sales. The growth in procedures was in the Company’s Mid-Atlantic region where the average revenue per procedure is lower due to a higher percentage of “operator only” procedures. Operator only fees reflect charges principally for staff time and exclude charges for equipment and supplies.

Gross profit for blood services decreased $43,000, or 6%, from $730,000 in the first six months of 2006 to $687,000 during the same period of 2007 reflecting a decline in gross profit percentage from 21% to 19%. The decrease is due to the lower margins associated with the higher percentage of operator only procedures performed in the Mid-Atlantic region.

General and Administrative Expenses

General and administrative expenses increased by $538,000, or 20%, to $3,205,000 in the first six months of 2007 from $2,667,000 in the same period of 2006. The increase includes a $326,000 charge for severance expenses, $122,000 increase in outside professional service and temporary personnel costs, $80,000 increase in interest expense, $77,000 increase in depreciation, $48,000 increase in bad-debt expense, $26,000 increase in the cost of forms, computer and other office supplies, $25,000 increase in rent expense, and a $25,000 reduction in interest income. These were partially off-set by a $208,000 decrease in non-cash share-based compensation expense and a $96,000 decrease in cash-based compensation and benefit expenses.

On June 28, 2007, Judi Irving resigned as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors. Based on the terms of Ms. Irving’s employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving’s health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving’s separation from the Company. The Company recognized $326,000 in the second quarter of 2007 related to this obligation to Ms. Irving.

The increase in outside professional and temporary costs is related to legal fees associated with the Company’s application to the California Department of Corporations for a permit to issue stock options under the Company’s 2006 Equity Incentive Plan, increases in audit related services for 2007 and the cost of temporary personnel to fill various open positions. The increase in interest expense is the result of outstanding debt incurred to finance the acquisition of HemaBio in August 2006. The increase in depreciation expense is a result of depreciation of tenant improvements for the Company’s new facility in Van Nuys, California, which the Company occupied in November of 2006. The increase in bad debt expense is due to a decrease in the bad debt reserve in the second quarter of 2006 that did not occur in the second quarter of 2007. The increase in forms, computer and other office supplies pertains to forms associated with new regulatory compliance documentation requirements and efforts to improve the protection of the Company’s computer assets from internet threats. The increase in rent expense is associated with the Company’s move of the corporate office to a higher cost facility in November of 2006.

Finally, the decrease in interest income is the result of a reduction of excess cash available to invest in interest bearing investments as a result of the cash consumed to complete the acquisition of HemaBio in August 2006. Offsetting these increases is a $208,000 decrease in share-based compensation expense primarily due to a change in the vesting of options granted non-employee members of the Board of Directors. Beginning in 2007, these options vest quarterly instead of immediately upon grant, which historically occurred in the first quarter of each year. In addition, cash-based compensation and benefits decreased $96,000, primarily from a reduction in the bonus accrual that is directly related to the decrease in profitability in 2007 compared to 2006.

Income Taxes

No federal income tax provision was recognized in the first six months of 2007 due to the Company’s net loss in the period; however, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the Company’s net loss, or by the existence of a net operating loss carryforward. As a result, management estimated that the Company incurred $7,000 in tax liability in the first six months of 2007 for state and local taxes.

In the second quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $154,000 in compensation expense related to SFAS 123R in the first six months of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $38,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

As of the end of 2006, management determined that the Company was more likely, than not, to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore wrote-up the deferred tax asset by this amount, along with the corresponding benefit from income taxes in the accompanying period. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of June 30, 2007, the Company recalculated the valuation reserve to include the results of operations during the first six months of 2007 which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

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

Accounting for Share-Based Incentive Programs

In the first six months of 2007 the Company recognized compensation expense related to stock options granted to employees based on: (a) the cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate, and (b) the cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

(c)          Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees; and

(d)         Expected forfeitures.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company’s cash and cash equivalents were $908,000, and the Company had working capital of $1,700,000.

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of June 30, 2007, the rate associated with this credit facility was 8%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of June 30, 2007, the Company had borrowed $2,500,000 against this line of credit, and the Company had unused availability of $1,500,000.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that among other things require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2007, the Company was in compliance with all of the financial covenants, except the $75,000 minimum quarterly income covenant. The Company requested, and Comerica issued, a waiver for this covenant violation. During the first six months of 2007, the Company incurred $78,000 in interest expense associated with the Comerica credit facility.

The Company also had a capital equipment lease with GE Capital used to finance the acquisition of vehicles. During the first quarter of 2007, the Company paid off the remaining outstanding balance on this obligation of $7,000.

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

The following table summarizes our contractual obligations by year (in thousands):

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$6,449	$1,134	$1,479	$1,305	$2,531
Notes payable	3,200	2,850	350	—	—
Totals	$9,649	$3,984	$1,829	$1,305	$2,531

For the six months ended on June 30, 2007, net cash used for operating activities was $84,000, compared to $166,000 for the six months ended June 30, 2006. Significant differences in some of the components of cash used for operating activities occurred between the two periods. In the first six months of 2007, the Company experienced a net decrease in accounts receivable of $1,154,000 compared to a net increase of $59,000 for the same period of 2006. This occurred because in late 2006, net accounts receivable increased as a result of delays receiving customer payments since the Company moved the corporate offices in November 2006. Since the beginning of 2007, the Company made significant progress directing customers to send payments to the Company’s new address, resulting in a significant decrease in net receivables in the first six months of 2007. As of June 30, 2007, days outstanding were 53 days, compared to 58 days outstanding as of December 31, 2006, and is the principal reason for the net decrease in net accounts receivables as of June 30, 2007. In the first six months of 2006, the Company increased inventories, supplies and prepaid expenses by $926,000, whereas for the same period of 2007 this category decreased by $28,000. This occurred because in the first half of 2006 the Company increased inventory of selected medical supplies in response to anticipated price increases and to avoid albumin supply shortages which was difficult to obtain for most of 2006. Finally, for the first half of 2007, accounts payable, accrued expenses and other liabilities decreased $1,404,000, whereas this category only decreased $340,000 during the same period of 2006. The move of the Company’s corporate offices in November 2006 caused some delay receiving vendor invoices, which resulted in a temporary increase in accounts payable at the end of 2006. Since the beginning of 2007, the Company brought most of the vendor accounts current, causing the large decrease in accounts payable in the first six months of 2007.

For the six months ended on June 30, 2007, net cash used for investing activities was $488,000, compared to $686,000 for the same period in 2006. This $198,000 decrease is the result of lower investments in leasehold improvements in 2007.

For the six months ended June 30, 2007, net cash provided for financing activities was $344,000, compared to $28,000 in cash used for financing activities for the six months ended June 30, 2006. The difference is primarily due to $475,000 in additional borrowing against the Company’s line of credit with Comerica Bank.

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

Steady or declining market prices and increased costs could reduce profitability

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

Competition may cause a loss of customers and an increase in costs thereby impacting profitability

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

On December 14, 2006, the AABB provided recommendations to reduce the risk to patients for contracting Chagas’ disease as a result of receiving a transfusion of donated blood products. The recommendations include the implementation of new blood tests to detect the presence of the protozoan known to cause Chagas’ disease. The new test is costly and the Company may not be able to raise prices to cover the cost of this new test, and therefore may negatively impact the Company’s profitability.

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

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to supply important supplies and services. The Company receives many of its research related specimens from foreign suppliers, who operate in countries with unstable business environments. Significant price increases, or disruptions in the ability to obtain products and services from existing vendors, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives at reasonable prices, the Company’s ability to produce products and provide services may be severely impacted and resulting in a reduction of revenue and profitability.

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

Business interruption due to terrorism and increased security measures in response to terrorism could adversely impact profitability

HemaCare’s business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. Delays or stoppages in the transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is adversely affected by terrorist activities, and potential activities, and any economic downturn may adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

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

Lack of dividend payments could impact the price of the Company’s common stock

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, the Company has $700,000 of debt in the form of notes payable with fixed interest rates. As of June 30, 2007, the Company has $2,500,000 outstanding on the line of credit with Comerica that is based on a variable interest rate linked to the prime interest rate, or at the election of the Company,

LIBOR. Accordingly, the Company’s interest rate expense will fluctuate with changes in either of these rates. If interest rates increase or decrease by 1% for the year, the Company’s interest expense would increase or decrease by approximately $25,000.

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

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management’s assessment of the effectiveness of the Company’s internal control over financial reporting beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Beginning with the fiscal year ending December 31, 2008, the Company’s independent registered public accounting firm will be required to confirm in writing whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and whether maintained, in all material respects, effective internal control over financial reporting.

The Company has started the process of documenting and testing the internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This process will require significant attention of management, and consume the Company’s time and resources. If a material weakness is discovered, corrective action may also be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required. During the course of testing, deficiencies may be identified which management may not be able to remediate in time to meet the deadline for compliance with Section 404. Management may not be able to conclude, on an ongoing basis, that effective internal controls over financial reporting exist in accordance with Section 404, and the Company’s independent registered public accounting firm may not be able or willing to issue a favorable assessment of management’s conclusions. Failure to achieve and maintain an effective internal control environment could harm operating results and could cause a failure to meet reporting obligations. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the Company’s stock price.

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

Item 1A.                  Risk Factors

The risk factors disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

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

Item 3.                          Defaults Upon Senior Securities

None.

Item 4T.                  Submission of Matters to a Vote of Security Holders

a.                 The Company’s Annual Meeting of Shareholders (the “Meeting”) was held on May 23, 2007.

b.                The following table shows the tabulation of votes for all matters put to vote at the Meeting:

Matters Put to Vote	For	Against	Withheld
1. Election of Five Directors
Julian L. Steffenhagen	7,246,811	N/A	48,584
Judi Irving	7,251,296	N/A	44,099
Teresa S. Sligh, M. D	6,912,711	N/A	382,684
Terry Van Der Tuuk	7,249,711	N/A	45,684
Steven B. Gerber, M. D	7,251,311	N/A	44,084
2.Ratification of the Appointment of Stonefield Josephson, Inc. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007	7,256,746	12,960	25,689

Item 5.                          Other Information

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

Date	August 14, 2007	HEMACARE CORPORATION
(Registrant)
		By:	/s/ JULIAN STEFFENHAGEN
Julian Steffenhagen, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON
Robert S. Chilton, Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)

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