Form 10-Q
period 2007-09-30
HEMACARE CORP /CA/
filed 2007-11-16
CIK 801748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007, 8,799,955 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2007

i

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$517,000	$1,136,000
Accounts receivable, net of allowance for doubtful accounts—$249,000 in 2007 and $141,000 in 2006	5,457,000	6,766,000
Product inventories and supplies, net	1,308,000	1,261,000
Prepaid expenses	459,000	512,000
Deferred income taxes—current	-	560,000
Other receivables	51,000	293,000
Total current assets	7,792,000	10,528,000

Plant and equipment, net of accumulated depreciation and amortization of $4,578,000 in 2007 and $4,376,000 in 2006	5,282,000	4,778,000
Deferred income taxes—long-term	-	62,000
Goodwill	-	3,578,000
Other assets	93,000	101,000
	$13,167,000	$19,047,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,702,000	$3,414,000
Accrued payroll and payroll taxes	1,037,000	1,572,000
Other accrued expenses	301,000	587,000
Obligation under acquisition agreement	-	500,000
Current obligations under capital leases	-	7,000
Current obligation under line of credit	2,500,000	2,025,000
Current obligations under notes payable	700,000	175,000
Total current liabilities	8,240,000	8,280,000

Notes payable, net of current portion	-	525,000
Other long-term liabilities	519,000	389,000
Shareholders’ equity:
Common stock, no par value—20,000,000 shares authorized, 8,799,955 and 8,495,955 shares issued and outstanding in 2007 and 2006, respectively	15,621,000	14,710,000
Accumulated deficit	(11,213,000)	(4,857,000)
Total shareholders’ equity	4,408,000	9,853,000
	$13,167,000	$19,047,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Blood products	$7,495,000	$7,186,000	$22,973,000	$20,352,000
Blood services	2,066,000	1,991,000	5,590,000	5,445,000
Total revenues	9,561,000	9,177,000	28,563,000	25,797,000

Operating costs and expenses:
Blood products	7,209,000	6,079,000	20,922,000	16,837,000
Blood services	1,457,000	1,367,000	4,294,000	4,091,000
Total operating costs and expenses	8,666,000	7,446,000	25,216,000	20,928,000

Gross profit	895,000	1,731,000	3,347,000	4,869,000

General and administrative expenses	1,605,000	1,276,000	4,810,000	3,943,000

Goodwill impairment	4,259,000	-	4,259,000	-

(Loss) income before income taxes	$(4,969,000)	$455,000	$(5,722,000)	$926,000
Provision for income taxes	627,000	7,000	634,000	33,000
Net (loss) income	$(5,596,000)	$448,000	$(6,356,000)	$893,000

Basic (loss) earnings per share	$(0.64)	$0.05	$(0.74)	$0.11

Diluted (loss) earnings per share	$(0.64)	$0.05	$(0.74)	$0.10

Weighted average shares outstanding - basic	8,794,000	8,298,000	8,588,000	8,162,000

Weighted average shares outstanding - diluted	8,794,000	9,104,000	8,588,000	8,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:

Net (loss) income	$(6,356,000)	$893,000
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debt	120,000	42,000
Increase in deferred tax asset valuation reserve	622,000	-
Depreciation and amortization	722,000	574,000
Loss on disposal of assets	50,000	4,000
Goodwill impairment	4,259,000	-
Share-based compensation expense	221,000	404,000

Changes in operating assets and liabilities:
Decrease (increase) in net accounts receivable	1,189,000	(843,000)
Decrease in inventories, supplies and prepaid expenses	6,000	68,000
Decrease in other assets and other receivables	250,000	105,000
Decrease in accounts payable, accrued expenses and other liabilities	(903,000)	(805,000)
Net cash provided for operating activities	180,000	442,000

Cash flows from investing activity:

Increase in goodwill	(24,000)	(2,224,000)
Proceeds from sale of plant and equipment	-	5,000
Purchase of plant and equipment	(1,276,000)	(974,000)
Net cash used for investing activity	(1,300,000)	(3,193,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	33,000	13,000
Principal payments on notes payable and capitalized leases	(7,000)	(61,000)
Proceeds from line of credit	475,000	1,275,000
Net cash provided for financing activities	501,000	1,227,000

Decrease in cash and cash equivalents	(619,000)	(1,524,000)
Cash and cash equivalents at beginning of period	1,136,000	2,612,000
Cash and cash equivalents at end of period	$517,000	$1,088,000

Supplemental disclosure:
Interest paid	$126,000	$12,000

Income taxes paid	$116,000	$60,000

Teragenix Acquisition:

Notes issued to sellers	$-	$200,000

Common Stock issued to sellers	$657,000	$543,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007 which should be read in conjunction with this Quarterly Report on Form 10-Q. The reader should reference the notes from the consolidated financial statements for 2006 which are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2006 as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2007. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to ensure the information is not misleading.

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

Revenues and Accounts Receivable: Revenues are recognized upon shipment of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenues consist primarily of sales of mobile therapeutic services, while blood products revenues consist primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectibility. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company recorded reserves for obsolete inventory of $1,017,000 and $736,000 as of September 30, 2007 and December 31, 2006, respectively.

Shared-Based Compensation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), the Company recognizes compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, the balance sheet date, based on the grant date fair value estimated in accordance with SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation for all share-based payments granted and vested during the reporting period, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Income Taxes: The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. The Company increased the valuation allowance in the third quarter of 2007 to 100%, resulting in the elimination of the deferred tax asset from the Company’s balance sheet as of September 30, 2007, and a related charge to the provision for income taxes.

Goodwill: In accordance with SFAS No 142, Goodwill and Other Intangible Assets, the Company must determine the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of any respective business unit, and an assessment of the fair value of the business.

The Company uses the income approach, along with other standard analytical approaches, to estimate the fair value of goodwill. The income approach involves estimating the present value of future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. This requires the use of management estimates and assumptions, such as assumptions on growth rates for revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. Assumptions on discount rates and terminal growth rates are also used to determine fair value. Given the subjectivity involved in deriving these estimates in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of goodwill. In the third quarter of 2007, the Company recognized a goodwill impairment charge of $4,259,000 related to HemaCare BioScience, Inc., representing 100% of the goodwill book value.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2007 and December 31, 2006, the Company had uninsured cash and cash equivalents of $414,000 and $832,000, respectively.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by management as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

Inventories are comprised of the following as of:

	September 30,	December 31,
	2007	2006
Blood products	$1,677,000	$1,225,000
Supplies	649,000	772,000
Total inventory	$2,326,000	$1,997,000
Less: Reserves for obsolete inventory	(1,017,000)	(736,000)
Net inventory	$1,309,000	$1,261,000

Note 3—Goodwill

 In accordance with SFAS No 142, Goodwill and Other Intangible Assets, the Company must determine the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of the respective business and an assessment of the fair value of the business.

In 2006, the Company acquired all of the outstanding capital stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), for cash, HemaCare stock, notes and additional cash and stock based on the future performance of HemaBio, all as more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and November 15, 2006. Given the total consideration paid as of September 30, 2007 to acquire HemaBio, the Company determined that the consideration paid to acquire HemaBio exceeded the fair value of the assets acquired, less the value of the liabilities acquired, otherwise known as goodwill, by $4,259,000.

Management determined, utilizing various fair valuation estimation methodologies, that there was no fair value for HemaBio’s goodwill as of September 30, 2007. Therefore, the Company recorded a goodwill impairment charge of $4,259,000, which is shown as a separate line item on the income statement.

Note 4 - Severance to Chief Executive Officer

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

Note 5 - Line of Credit and Notes Payable

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of September 30, 2007, the rate associated with this credit facility was 7.50%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of September 30, 2007, the Company had borrowed $2,500,000 against this line of credit. During the first nine months of 2007, the Company incurred $127,000 in interest expense associated with the Comerica credit facility.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that, among other things, requires minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2007, the Company was not in compliance with any of the financial covenants. In addition, the Company is in default on the Comerica Agreement as a result of the Company’s failure to pay the first installment on the notes that are part of the acquisition of HemaBio as described below. Comerica has not communicated to the Company any intention to exercise any of its rights and remedies as a result of the defaults; however, Comerica has communicated its intention to reserve its rights and will not waive any of the defaults. Therefore, Comerica could at any time, among other remedies, demand full repayment of the outstanding balance of $2.5 million. The Company does not possess sufficient resources at this time to repay the amounts outstanding under the Agreement. If the Company is unable to repay the outstanding balance, the Agreement provides Comerica with the right to take possession of the Company’s assets and attempt to sell, or otherwise monetize, the Company’s assets in satisfaction of the unpaid obligation.

As part of the consideration to acquire HemaBio, the Company issued a note to each of the sellers. One note for $153,800 for the benefit of Joseph Mauro, requires four equal annual installments of $38,450 each August 29 until paid. This note pays interest at 5% annually, 12% if a default occurs, and is secured through a security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550 each August 29 until paid. This note pays interest at 5% annually, and is also secured through security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank.

Also, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Karen Raben and Dr. Lawrence Feldman. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually, 10% if a default occurs. Each note is secured by all of the assets of HemaBio, but is subordinate to Comerica Bank.

The Company failed to pay the initial payment due on August 29, 2007 on all four of the notes associated with the HemaBio acquisition, which, in the aggregate, represents principal amount of $175,000, together with accrued interest of $77,000. The Company was negotiating an amendment to the notes to defer the initial payments to early 2008. On September 4, 2007, the Company received notices from Mr. Mauro and Mr. Adia demanding the initial aggregate payment of $50,000, together with accrued interest of $23,500, by no later than September 19, 2007 or the noteholders would accelerate the payment of the entire unpaid obligation. On October 2, 2007, the Company received notice from the other two noteholders demanding the initial installment of $125,000, plus interest, by October 12, 2007, or they would consider legal remedies.

Each of the HemaBio notes is subordinate to Comerica Bank, and each of the noteholders previously entered into a Subordination Agreement with Comerica Bank. The Subordination Agreements provide that the noteholders will not demand, sue for, take or receive by acceleration or otherwise, any indebtedness under the notes, nor exercise any rights in collateral securing such indebtedness; provided, however, that so long as no event of default has occurred under the Comerica loan agreement, the noteholders may receive regularly scheduled payments of principal and interest under the notes.

The Company recorded additional interest expense of $28,000 in the third quarter of 2007 reflecting the higher default interest rate on three of the notes related to the HemaBio acquisition.

The foregoing descriptions of the notes and bank loan agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and September 29, 2006.

Note 6 - Leases

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, a mobile blood drive operation, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at $36,500 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 7,200 square feet to this lease intended to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date.

The Company invested approximately $2.1 million in tenant improvements in the new facility. As part of the lease agreement, the Company received approximately $475,000 in tenant improvement allowance from the landlord. The Company amortizes the cost for tenant improvements over the term of the lease as depreciation expense. The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The total deferred rent as a result of this gross-up is $596,000, of which $77,000 is included as other accrued expenses, and $519,000 is included as other long-term liabilities on the Company’s balance sheet as of September 30, 2007.

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

On July 19, 2006 the Company’s 1996 Stock Option Plan expired. At the Company’s annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to shareholder interests through increased stock ownership. A total of 1,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates. The Company submitted an application with the California Department of Corporations for a permit to grant options under the 2006 Plan, which was approved on July 12, 2007. No options were granted under the 2006 Plan prior to July 12, 2007. As of September 30, 2007, options to purchase 185,000 shares had been granted under the 2006 Plan.

Beginning in 2007, options granted to non-employee members of the Board of Directors vest quarterly instead of upon grant, which historically occurred in the first quarter of each year. At the March 14, 2007 meeting of the Board of Directors, the non-employee directors were awarded their 2007 annual options utilizing the closing stock price on March 14, 2007, the date of the meeting, subject to receipt of the California permit. These options were issued on August 8, 2007. Since these grants were intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $59,000 and $178,000 of share-based compensation for the three months and nine months ended September 30, 2007, respectively, utilizing the Black-Scholes valuation model.

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2007 :

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2007	1,836,000	$1.27
Granted	185,000	2.26
Exercised	(56,000)	.61
Canceled or expired	(206,000)	1.83
Outstanding at September 30, 2007	1,759,000.78		5.5
Exercisable at September 30, 2007	1,555,000	$.70	5.4

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2007 .

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	444,000	$1.51
Granted	185,000	1.72
Vested	(258,000)	1.28
Canceled	(167,000)	1.83
Nonvested at September 30, 2007	204,000	$1.37

As of September 30, 2007, there was $280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average vesting period of 2.6 years.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average fair value at date of grant for options granted during the period	$418,250	$-	$418,250	$879,000
Risk-free interest rates	5.0%	5.0%	5.0%	5.0%
Expected stock price volatility	133.2%	91.4%	133.2%	91.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected forfeitures	6.1%	6.1%	6.1%	6.1%

The Company adjusted the assumptions used to calculate share-based compensation expense based on the recent behavior of option holders.

Note8—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(5,596,000)	$448,000	$(6,356,000)	$893,000
Weighted average shares outstanding	8,794,000	8,298,000	8,588,000	8,162,000
Net effect of dilutive options and warrants	—	806,000	—	819,000
Diluted shares outstanding	8,794,000	9,104,000	8,588,000	8,981,000

Options and warrants outstanding of 1,759,000 shares of common stock for the three and nine months ended September 30, 2007 have been excluded from the above calculation because their effect would have been anti-dilutive.

Options and warrants outstanding for 490,000 shares of common stock for the three and nine months ended September 30, 2006, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note9—Provision for Income Taxes

The process of preparing the financial statements includes estimating income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets.

The Company has substantial net operating losses that are available to eliminate some potential federal tax liability. To the degree the Company incurs any tax federal liability, the Company will reduce the valuation reserve against its deferred tax assets.

As of the end of 2006, management determined that the Company was more likely than not to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore management reduced the valuation reserve by $622,000 which resulted in a deferred tax asset on the balance sheet, along with the corresponding benefit from income taxes in the accompanying period. The third quarter of 2007 loss represented the third consecutive quarterly loss for the Company. Therefore, as of September 30, 2007, the Company recalculated and increased the valuation reserve for the deferred tax asset to 100%, which resulted in an increase of $622,000 in the reserve and the elimination of the deferred tax asset as reported on the balance sheet. This change in valuation reserve was recorded to the provision for income taxes on the income statement. The Company may choose to change this reserve in future periods.

Since the Company incurred a loss in the third quarter of 2007, no federal income taxes were recognized in the quarter; however, $5,000 was recorded to the provision for income taxes due to anticipated state and local taxes. As described in Note 7, in the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested.

The Company recognized $67,000 in compensation expense related to SFAS 123R in the third quarter of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $17,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet. Since the Company maintains a 100% valuation reserve for its deferred tax asset, none of the increase in deferred taxes is reflected in the income statement.

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

There were no intersegment revenues for either the three month or nine month periods ended September 30, 2007, and September 30, 2006.

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

Healthcare reform is continuously under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies. However, policies regarding reimbursement, universal health insurance and managed care competition may materially impact the Company’s operations.

The Company is party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

Note 12 - Subsequent Events

On November 2, 2007, HemaCare BioScience, Inc., (“HemaBio”) the wholly owned Florida-based research products subsidiary of HemaCare Corporation, (the “Company”) received letters of resignation from Mr. Joseph Mauro, Company President, and Mr. Valentin Adia, Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the “Good Reason” provisions of their employment agreements.

In the third quarter of 2007, HemaBio produced a net loss of approximately $300,000, and was projected to record a net loss of $125,000 in the month of October 2007. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined HemaBio’s business could not operate without senior management, and that the pathway to future profitability was unclear. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio, effective November 5, 2007.

Per Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with any closure related costs, shall be reported in discontinued operations in the fourth quarter of 2007. The most significant closure related cost would be the obligations, if any, of HemaBio to Mr. Mauro and Mr. Adia under their employment agreements. Each of their respective employment agreements contains provisions that termination of employment by the executive for “Good Reason” would entitle the executive to the following:

a.	Payment of any base salary accrued but unpaid as of the date of termination;

b.	An amount equal to the executive’s monthly base salary in effect on the date of termination for a period equal to the greater of the remainder of the term or twelve (12) months;

c.
HemaBio will continue to pay executive’s health insurance coverage until the earlier of (A) the greater of (1) the remainder of the term or (2) twelve months and (B) until executive obtains full-time employment, provided that such coverage remains available with respect to executive; and

d.
Payment of any and all earnouts, or other consideration amounts payable by HemaBio pursuant to that certain Stock Purchase Agreement by and among the Company, HemaBio and the shareholders of HemaBio (the “Stock Purchase Agreement”), whether earned or unearned, within thirty (30) days of the date of termination, and any bonuses earned as of the date of termination.

Management estimates that the Company will report a loss from discontinued operations in the fourth quarter of 2007 of up to $1,000,000 related to the closure of HemaBio. Included in this estimate are i) approximately $600,000 in severance expenses to Joseph Mauro and Valentin Adia, ii) approximately $150,000 in operating losses from October 1, 2007 through the date of closure, iii) approximately $150,000 increase in allowance for bad debt as a result of customers refusal to pay existing receivables of HemaBio as a result of the termination of contractual obligations, and iv) approximately $100,000 in miscellaneous closure related expenses, including attorney’s fees. Management’s estimate is preliminary and is subject to change as the closure process proceeds. The estimated loss in the 4th quarter does not reflect any obligation relief that HemaBio might obtain through insolvency proceedings.

The foregoing descriptions of the Stock Purchase Agreement and employment agreements, as amended, are qualified in their entirety by the copies of those agreements filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and September 29, 2006.

The following table reflects the results of operations for HemaBio for the three and nine month periods ended September 30, 2007:

	For the three month period ended September 30,		For the nine month period ended September 30,
	2007	2006	2007	2006
Revenue	$1,128	$617	$3,358	$617

Gross Profit	(290)	179	(112)	179

Gross Profit %	(25.7)%	29.0%	(3.3)%	29.0%

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

The Company was incorporated in the state of California in 1978. The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern U.S. In 2003, new management reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. Since 2003, the Company’s earnings improved as a result of the successful implementation of management’s plan, and the Company reported net income in 2004, 2005 and 2006. In August 2006, the Company acquired Florida-based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), which sources, processes and distributes human biological specimens, manufactures quality control products and provides clinical trial management and support services. For the first nine months of 2007, the Company reported substantial operating losses as well as a sizeable charge associated with the write-off of goodwill recognized as part of the HemaBio acquisition.

On October 31, 2007 HemaBio received letters of resignation from Mr. Joseph Mauro, Company President, and Mr. Valentin Adia, Vice President of Business Development both former owners of HemaBio. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of HemaCare Corporation, determined that returning HemaBio to profitability without the former owners and senior management was not probable and elected to close HemaBio, effective November 5, 2007.

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Overview

The Company generated revenue in the third quarter of 2007 of $9,561,000, an increase of $384,000, or 4%, compared to the same period of 2006. Blood products revenue increased $309,000, or 4%, as a result of revenue from HemaBio operations, which was acquired in the third quarter of 2006. Blood services revenue increased $75,000, or 4%, primarily as a result of an increase in the average sales price charge for procedures performed.

Gross profit in the third quarter of 2007 decreased $836,000, or 48%, compared to the third quarter of 2006. The decline in gross profit is attributable to a $821,000, or 74%, decrease in gross profit for the Company’s blood products business segment, and a $15,000, or 2%, decrease in gross profit for the Company’s blood services business segment.

Per SFAS No. 142, the Company performed an evaluation as of September 30, 2007 of the fair value of the goodwill recognized as part of the HemaBio acquisition. As a result of this evaluation, the Company recorded an impairment charge of $4,259,000..

The third quarter of 2007 represented three consecutive losses for the Company. Therefore, as of September 30, 2007, the Company increased the valuation reserve of its deferred tax asset to 100%, which resulted in an increase of $622,000 in the valuation reserve and the elimination of the deferred tax asset as reported on the balance sheet. This change in valuation reserve was recorded to the provision for income taxes on the income statement. The Company may choose to change this reserve in future periods.

The Company generated a net loss of $5,596,000 for the third quarter of 2007, representing a $6,044,000 decrease from the same period in 2006. This decrease is attributable to the decline in gross profit from the Company’s blood products business segment, the recognition of $4,259,000 in goodwill impairment and a $622,000 increase in the deferred tax asset valuation reserve. Excluding the two nonrecurring charges, the Company’s operations produced a loss of $715,000, representing a $1,163,000 decrease over the third quarter of 2006.

Blood Products

For this business segment, the following table summarizes the revenues and gross profit associated with transfusable blood products and research blood products as of September 30:

For the three month period ended September 30,
(Revenues and Gross Profit in Thousands)

	Transfusable Products		Research Products		Total Segment
	2007	2006	2007	2006	2007	2006
Revenues	$6,367	$6,569	$1,128	$617	$7,495	$7,186

Gross Profit	576	928	(290)	179	286	1,107

Gross Profit %	9.0%	14.1%	(25.7)%	29.0%	3.8%	15.4%

For the three months ended September 30, 2007, blood product revenues increased $309,000, or 4%, compared with the same quarter of 2006. This increase is attributable to a $511,000 increase in revenue produced by the Company’s Florida-based research blood products operation, which the Company acquired on August 29, 2006. Therefore, revenue for this operation in the third quarter of 2006 includes only 32 days after the acquisition. Revenue for the Company’s transfusable blood products operations decreased $202,000, or 3%, compared to the third quarter of 2006.

For the three months ended September 30, 2007, gross profit for the blood products segment decreased $821,000 or 75%, to $286,000 from $1,107,000 in third quarter of 2006. The decrease reflects a decline in the Company’s Florida-based research products gross profit of $469,000 to a loss of $290,000, compared to a third quarter 2006 profit of $179,000 for the 32 day period after the acquisition. The decline in performance for this business unit is due to i) a decrease in clinical research support revenue, ii) increasing cost to acquire blood samples, and iii) increasing compensation expense. As a result, the gross profit percentage for this business unit declined from a positive 29% to a negative 26%. Transfusable products gross profit decreased $352,000, or 38%, to $576,000 in the three months ended September 30, 2007, from $928,000 for the same period of 2006. This is the result of i) a decline in California collection volumes resulting from increased competition for blood drive sponsors and turnover of donor recruitment staff, ii) competition in the California market which restricted the Company’s ability to pass along cost increases for staff, supplies, fuel, newly mandated blood tests, and regulatory costs, and iii) a decrease in the supply of purchased blood products, resulting in an increase in the cost of these products. Gross profit from the Company’s Maine operations improved in the quarter compared to the same period in 2006, primarily as a result of higher collection volumes, and lower staff related costs. The gross profit percentage for transfusable products decreased to 9.0% in the third quarter of 2007, from 14.1% for the same quarter of 2006. For the blood products business segment, the overall gross profit percentage decreased to 3.8% in the third quarter of 2007, from 14.8% for the same quarter of 2006.

Blood Services

Blood services revenue increased $75,000, or 4%, to $2,066,000 in the third quarter of 2007 from $1,991,000 generated in the same period of 2006 due to an increase in the average sales price charged for therapeutic apheresis procedures performed. This increase is primarily caused by a change in the mix of procedures performed that resulted in an increase in the proportion of “full service” procedures to “operator only” procedures, primarily in the Company’s Mid-Atlantic region. Operator only fees reflect charges principally for staff time to perform the procedure and exclude charges for equipment and supplies, and therefore result in a lower average sales price when compared to full service procedures.

Gross profit for blood services decreased $15,000, or 2%, from $624,000 in the third quarter of 2006 to $609,000 during the same period of 2007 reflecting a decline in gross profit percentage from 31% to 30%. The decrease is primarily due to increases in the cost for clinical supplies used in therapeutic apheresis procedures and fuel.

General and Administrative Expenses

General and administrative expenses increased by $329,000 to $1,605,000 in the third quarter of 2007 from $1,276,000 in the same period of 2006. The increase reflects a $190,000 increase in outside professional and temporary personnel costs, $57,000 increase in depreciation, $42,000 increase in interest expense, and $26,000 increase in the cost of non-cash share-based compensation expense.

The increase in outside professional and temporary costs is related to legal fees associated with the Company’s application to the California Department of Corporations for a permit to issue stock options under the Company’s 2006 Equity Incentive Plan, increases in audit related services, marketing consulting services, Sarbanes Oxley compliance consulting services, and an increase in the cost of temporary personnel to fill various open positions. The increase in depreciation expense is a result of depreciation of tenant improvements for the Company’s new facility in Van Nuys, California, which the Company occupied in November of 2006. The increase in interest expense is the result of outstanding debt incurred to finance the acquisition of HemaBio in August 2006. The increase in share-based compensation is the result of a change in vesting of options granted to members of the board of directors. In 2006, most of the options granted to non-employee members of the board vested upon grant, which occurred in the first quarter. As a result, all of the share-based compensation associated with these options was recognized in the first quarter of 2006. In 2007, options to non-employee members of the board vest in four equal amounts each quarter. As a result, share-based compensation associated with these options is recognized evenly throughout the year, and is the primary cause for the increase in this expense in the third quarter of 2007 compared to the same quarter of 2006.

Goodwill Impairment

The goodwill impairment charge is the result of management’s application of SFAS No. 142, which requires an evaluation of the fair value of the goodwill recognized from any previous acquisition activity. In 2006, the Company acquired all of the outstanding capital stock of HemaBio, for cash, HemaCare stock, notes and additional cash and stock based on the future performance of HemaBio, all as more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and November 15, 2006. As of September 30, 2007, the Company determined that the total consideration paid to acquire HemaBio exceeded the fair value of the assets acquired, less the value of the liabilities acquired, otherwise known as goodwill, by $4,259,000. In applying SFAS No. 142, management determined, utilizing various fair valuation estimation methodologies, that the fair value of HemaBio’s goodwill as of September 30, 2007 was less than book value, and therefore, the Company recognized a goodwill impairment charge of $4,259,000 representing 100% of the book value.

Income Taxes

No federal income tax provision was recognized in the third quarter of 2007 due to the Company’s net loss in the quarter; however, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the Company’s net loss, or by the existence of a net operating loss carryforward. As a result, management estimated that the Company incurred $5,000 in tax liability from for state and local taxes in the quarter.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $67,000 in compensation expense related to SFAS 123R in the third quarter of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $17,000. The Company recalculated the valuation reserve to include this addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

As of the end of 2006, management determined that the Company was more likely than not to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore reduced the deferred tax asset valuation reserve, creating a deferred tax asset on the Company’s balance sheet, along with the corresponding benefit from income taxes in the accompanying period. The Company continues to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. The third quarter of 2007 loss represented the third consecutive quarterly loss for the Company. Therefore, as of September 30, 2007, the Company increased the valuation reserve to 100%, which resulted in an increase of $622,000 in the valuation reserve and the elimination of the deferred tax asset as reported on the balance sheet. This change in valuation reserve is recorded to the provision for income taxes on the income statement. The Company may choose to change this reserve in future periods.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Overview

The Company generated revenue in the first nine months of 2007 of $28,563,000, an increase of $2,766,000, or 11%, compared to the same period of 2006. Blood products revenue increased $2,621,000, or 13%, as a result of revenue from HemaBio operations, which was acquired in the third quarter of 2006. Blood services revenue increased $145,000, or 3%, primarily as a result of an increase in the number of procedures performed.

Gross profit in the first nine months of 2007 decreased $1,522,000, or 31%, compared to the same period of 2006, due to a $1,464,000, or 42%, decrease in gross profit for the Company’s blood products business segment, and a $58,000, or 4%, decrease in gross profit for the Company’s blood services business segment.

Per SFAS No. 142, the Company performed an evaluation as of September 30, 2007 of the fair value of the goodwill recognized as part of the HemaBio acquisition. As a result of this evaluation, the Company recorded an impairment charge of $4,259,000. In addition, the Company recorded a $326,000 charge to general and administrative expense for severance benefits associated with the resignation of the Company’s former President and Chief Executive Officer. Finally, the Company increased the valuation reserve by $622,000, which resulted in an increase in the provision for income taxes on the income statement.

The Company generated a net loss of $6,356,000 for the first nine months of 2007, representing a $7,249,000 decrease from the same period in 2006. This decrease is primarily attributable to the decline in the Company’s blood products gross profit, goodwill impairment of $4,259,000, increase of $622,000 in the deferred tax asset valuation reserve, and the recognition of $326,000 in severance expenses. Excluding the nonrecurring expenses, the net loss in the period would have been $1,149,000.

Blood Products

For this business segment, the following table summarizes the revenues and gross profit associated with transfusable blood products and research blood products as of September 30

For the nine month period ended September 30,
(Revenues and Gross Profit in Thousands)

	Transfusable Products		Research Products		Total Segment
	2007	2006	2007	2006	2007	2006
Revenues	$19,615	$19,735	$3,358	$617	$22,973	$20,352

Gross Profit	2,163	3,336	(112)	179	2,051	3,515

Gross Profit %	11.0%	16.9%	(3.3)%	29.0%	8.9%	17.3%

For the nine months ended September 30, 2007, blood product revenues increased $2,621,000, or 13%, compared with the same quarter of 2006. This increase is attributable to a $2,741,000 increase in revenue produced by the Company’s Florida-based research blood products operation, which the Company acquired on August 29, 2006. Therefore, revenue for this operation in the first nine months of 2006 includes only the 32 days after the acquisition. Revenue for the Company’s transfusable blood products operations decreased $120,000, or less than 1%, compared to the third quarter of 2006.

For the nine months ended September 30, 2007, gross profit for the blood products segment decreased $1,464,000 or 42%, to $2,051,000 from $3,515,000 in third quarter of 2006. The decrease reflects a decline in transfusable products gross profit $1,173,000, or 35%, to $2,163,000 in the nine months ended September 30, 2007, from $3,336,000 for the same period of 2006. This is the result of i) a decline in California collection volumes resulting from increased competition for blood drive sponsors and turnover of donor recruitment staff, ii) competition in the California market which restricted the Company’s ability to pass along cost increases for staff, supplies, fuel, newly mandated blood tests, and regulatory costs, and iii) a decrease in the supply of purchased blood products, resulting in an increase in the cost of these products. Unlike the Company’s California operations, the gross profit from the Company’s Maine operations improved in the first nine months of 2007 compared to the same period in 2006, primarily as a result of higher collection volumes, and lower staff related costs. The gross profit percentage for transfusable products decreased to 11% in the first nine months of 2007, from 17% for the same period of 2006. In addition, the Company’s Florida based research products gross profit decreased to a loss of $112,000 in the first nine months of 2007 from a profit of $179,000 in 2006 for the 32 day period after the acquisition. The decline in performance for this business unit is due to i) a decrease in clinical research support revenue, ii) increasing cost to acquire blood samples, and iii) increasing compensation expense. As a result, the gross profit percentage for this business unit declined from a positive 29% to a negative 3.3%. For the blood products business segment, the overall gross profit percentage decreased to 9% in the first nine months of 2007, from 17.3% for the same period of 2006.

Blood Services

Blood services revenue increased $145,000, or 3%, to $5,590,000 in the first nine months of 2007 from $5,445,000 generated in the same period of 2006 due to a 4% increase in the number of therapeutic apheresis procedures performed, offset by lower albumin sales. The growth in procedures was in the Company’s Mid-Atlantic region where the average revenue per procedure is lower due to a higher percentage of “operator only” procedures. Operator only fees reflect charges principally for staff time and exclude charges for equipment and supplies.

Gross profit for blood services decreased $58,000, or 4%, from $1,354,000 in the first nine months of 2006 to $1,296,000 during the same period of 2007, reflecting a decline in gross profit percentage from 25% to 23%. The decrease is due to the lower margins associated with the higher percentage of operator only procedures performed in the Mid-Atlantic region.

General and Administrative Expenses

General and administrative expenses increased by $867,000 to $4,810,000 in the first nine months of 2007 from $3,943,000 in the same period of 2006. The increase includes a $326,000 charge for severance expenses, $340,000 increase in outside professional service and temporary personnel costs, $135,000 increase in depreciation, $125,000 increase in interest expense, and $53,000 increase in bad-debt expense. These were partially off-set by a $170,000 decrease in non-cash share-based compensation expense.

The increase in severance related expenses is the result of the resignation of Judi Irving, the Company’s former President and Chief Executive Officer, on June 28, 2007. Based on the terms of Ms. Irving’s employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving’s health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving’s separation from the Company. The Company recognized $326,000 in the second quarter of 2007 related to this obligation to Ms. Irving.

The increase in outside professional and temporary costs is related to legal fees associated with the Company’s application to the California Department of Corporations for a permit to issue stock options under the Company’s 2006 Equity Incentive Plan, increases in audit related services, Sarbanes Oxley compliance consulting services, and the cost of temporary personnel to fill various open positions. The increase in depreciation expense is a result of depreciation of tenant improvements for the Company’s new facility in Van Nuys, California, which the Company occupied in November of 2006. The increase in interest expense is the result of outstanding debt incurred to finance the acquisition of HemaBio in August 2006. The increase in bad debt expense is due to an increase in age of selective California customer invoices. Offsetting these increases is a $170,000 decrease in share-based compensation expense primarily due to a change in the vesting of options granted non-employee members of the Board of Directors. Beginning in 2007, these options vest quarterly instead of immediately upon grant, which historically occurred in the first quarter of each year. Therefore, share-based compensation expense associated with these options is recognized more evenly throughout the year, resulting in a reduction in share-based compensation expense in the first nine months of 2007 compared to the same period of 2006.

Goodwill Impairment

The goodwill impairment charge is the result of management’s application of SFAS No. 142, which requires an evaluation of the fair value of the goodwill recognized from any previous acquisition activity. In 2006, the Company acquired 100% of the stock of HemaBio, for cash, HemaCare stock, notes and additional cash and stock based on the future performance of HemaBio, all as more fully described in the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and November 15, 2006. As of September 30, 2007, the Company determined that the total consideration paid to acquire HemaBio exceeded the fair value of the assets acquired, less the value of the liabilities acquired, otherwise known as goodwill, by $4,259,000. In applying SFAS No. 142, management determined, utilizing various fair valuation estimation methodoligies, that the fair value of HemaBio’s goodwill as of September 30, 2007 was less than book value, and therefore, the Company recognized a goodwill impairment charge of $4,259,000, which represents 100% of the book value.

Income Taxes

No federal income tax provision was recognized in the first nine months of 2007 due to the Company’s net loss in the period; however, management anticipates that the Company will be subject to various state and local taxes which are unaffected by the Company’s net loss, or by the existence of a net operating loss carryforward. As a result, management estimated that the Company incurred $12,000 in tax liability in the first nine months of 2007 for state and local taxes.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company’s shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $221,000 in compensation expense related to SFAS 123R in the first nine months of 2007. As a result of the temporary difference created, the Company’s deferred tax asset balance increased $55,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

As of the end of 2006, management determined that the Company was more likely than not to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore reduced the deferred tax asset valuation reserve, creating a deferred tax asset on the Company’s balance sheet, along with the corresponding benefit from income taxes in the accompanying period. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. The Company reported a substantial operating loss in the first nine months of 2007. As a result the Company recalculated and increased the valuation reserve to 100%, which resulted in an increase of $622,000 in the valuation reserve and the elimination of the deferred tax asset as reported on the balance sheet. This change in valuation reserve was recorded to the provision for income taxes on the income statement. The Company may choose to change this reserve in future periods.

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

Accounting for Share-Based Incentive Programs

In the first nine months of 2007 the Company recognized compensation expense related to stock options granted to employees based on: (a) the cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate, and (b) the cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectibility of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual future losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it is determined that a smaller or larger reserve is appropriate, the Company will record a credit or a charge to general and administrative expense in the period in which such a determination is made.

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

Goodwill

 In accordance with SFAS No 142, the Company must determine the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of any respective business unit, and an assessment of the fair value of the business.

The Company uses the income approach, along with other standard analytical approaches, to estimate the fair value of goodwill. The income approach involves estimating the present value of future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. This requires the use of management estimates and assumptions, such as assumptions on growth rates for revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. Assumptions on discount rates and terminal growth rates are also used to determine fair value. Given the subjectivity involved in deriving these estimates in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of goodwill.

Liquidity and Capital Resources

As of September 30, 2007, the Company’s cash and cash equivalents were $517,000, and the Company had a negative working capital of $448,000.

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. The Agreement provides that interest is payable monthly at a rate of prime minus 0.25%. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of September 30, 2007, the rate associated with this credit facility was 7.5%. In addition, the Company has the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of September 30, 2007, the Company had borrowed $2,500,000 against this line of credit, and the Company had unused availability of $1,500,000.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that, among other things, requires minimum levels of profitability and prohibits the payment of dividends. As of September 30, 2007, the Company was not in compliance with any of the financial covenants. In addition, the Company is in default on the Comerica Agreement as a result of the Company’s failure to pay the first installment on the notes that are part of the acquisition of HemaBio as described below. Comerica has not communicated to the Company any intention to exercise any of their rights and remedies as a result of the defaults; however, Comerica has communicated their intention to reserve their rights and will not waive any of the defaults. Therefore, Comerica could at any time, among other remedies, demand full repayment of the outstanding balance of $2.5 million. The Company does not possess sufficient resources at this time to repay the amounts outstanding under the Agreement. If the Company is unable to repay the outstanding balance, the Agreement provides Comerica with the right to take possession of the Company’s assets and attempt to sell, or otherwise monetize, the Company’s assets in satisfaction of the unpaid obligation.

As part of the consideration to acquire HemaBio, the Company issued a note to each of the sellers. One note for $153,800 for the benefit of Joseph Mauro, requires four equal annual installments of $38,450 each August 29 until paid. This note pays interest at 5% annually, 12% if a default occurs, and is secured through a security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550 each August 29 until paid. This note pays interest at 5% annually, and is also secured through security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank.

Also, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Karen Raben and Dr. Lawrence Feldman. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually, 10% if a default occurs. Each note is secured by all of the assets of HemaBio, but are subordinate to Comerica Bank.

The Company failed to pay the initial payment due on August 29, 2007 on all four of the notes associated with the HemaBio acquisition, which, in the aggregate, represents principal amount of $175,000, together with accrued interest of $77,000. On September 4, 2007, the Company received notices from Mr. Mauro and Mr. Adia demanding the initial aggregate payment of $50,000, together with accrued interest of $23,500, by no later than September 19, 2007 or the noteholders would accelerate the payment of the entire unpaid obligation. On October 2, 2007, the Company received notice from the other two noteholders demanding the initial installment of $125,000, plus interest, by October 12, 2007, or they would consider legal remedies.

Each of the HemaBio notes is subordinate to Comerica Bank, and each of the noteholders previously entered into a Subordination Agreement with Comerica Bank. The Subordination Agreements provide that the noteholders will not demand, sue for, take or receive by acceleration or otherwise, any indebtedness under the notes, nor exercise any rights in collateral securing such indebtedness; provided, however, that so long as no event of default has occurred under the Comerica loan agreement, the noteholders may receive regularly scheduled payments of principal and interest under the notes.

The foregoing descriptions of the notes and bank loan agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and September 29, 2006.

The following table summarizes our contractual obligations by year (in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases	$6,242	$927	$1,479	$1,305	$2,531
Notes payable	3,200	3,200	-	-	-
Totals	$9,442	$4,127	$1,479	$1,305	$2,531

For the nine months ended on September 30, 2007, net cash provided by operating activities was $180,000, compared to $442,000 for the nine months ended September 30, 2006. In the first nine months of 2007, the Company experienced a net decrease in accounts receivable of $1,189,000 compared to a net increase of $843,000 for the same period of 2006. This occurred because in late 2006, net accounts receivable increased as a result of delays receiving customer payments since the Company moved the corporate offices in November 2006. Since the beginning of 2007, the Company made significant progress directing customers to send payments to the Company’s new address, resulting in a significant decrease in net receivables in the first nine months of 2007. As of September 30, 2007, receivable days outstanding were 50 days, compared to 58 days outstanding as of December 31, 2006, and is the principal reason for the net decrease in net accounts receivables in the first nine months of 2007. Offsetting the decrease in accounts receivable is the significant loss recorded during the first nine months of 2007, compared to net income for the same period of 2006.

For the nine months ended on September 30, 2007, net cash used in investing activities was $1,300,000, compared to $3,193,000 for the same period in 2006. This $1,893,000 decrease is the result of lower investments in goodwill in 2007 related to the acquisition of HemaBio compared to the third quarter of 2006, and a reduction in investment in leasehold improvements during the first nine months of 2007 compared to the same period of 2006.

For the nine months ended September 30, 2007, net cash provided for financing activities was $501,000, compared to $1,227,000 for the nine months ended September 30, 2006. The difference is primarily due to a reduction in the borrowings against the Company’s line of credit with Comerica Bank in the first nine months of 2007, compared to the same period of 2006 when the Company used its line of credit to facilitate the acquisition of HemaBio.

In December 2006, the Company signed a contract with Information Data Management, a subsidiary of Haemonetics, for a license agreement, support and implementation services associated with a new information technology project to enhance the automation of the Company’s blood product operations. This project is expected to take approximately two years to complete, and will involve considerable financial and managerial resources. Management expects the project to cost a total of $2 million.

Management is uncertain that cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project. Presently, the Company cannot obtain any additional funding under the Comerica credit facility. The Company may need to obtain a new source of financing to fund future cash requirements.

The Company’s primary sources of liquidity include cash on hand, available borrowing on the line of credit and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. Presently, the Company is in default on the Comerica Agreement and the four notes related to the HemaBio acquisition. The Company may not have sufficient liquidity to pay any or all of these outstanding obligations if required to do so.

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

Company has reported losses for three consecutive quarters and may not return to profitability

The Company has reported losses in each quarter of 2007. Management can not be certain the Company will return to profitability soon. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Increasing losses at the Company’s Florida-based research operations may hinder the Company’s ability to generate profits

The Company’s Florida-based research operations have recorded a decrease in revenue and a related increase in operating losses. Continued losses at this operation hinder the ability of the Company to recognize a return to overall profitability. On November 5, 2007, management closed this operation to avoid further losses. This action could temporarily increase costs, utilize scarce financial resources, and distract management and have a material adverse effect on the Company and its results of operations.

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

Company is in default under the Comerica credit agreement and HemaBio notes which could result in acceleration of note obligations which the Company has insufficient resources to satisfy

The Company is in default on the Comerica Agreement as a result of the Company’s failure to pay the first installment on the notes that are part of the acquisition of HemaBio. Comerica has not communicated to the Company any intention to exercise any of their rights and remedies as a result of the defaults; however, Comerica has communicated their intention to reserve their rights and will not waive any of the defaults. Therefore, Comerica could at any time, among other remedies, demand full repayment of the outstanding balance of $2.5 million. The Company does not possess sufficient resources at this time to repay the amounts outstanding under the Comerica Agreement. If the Company is unable to repay the outstanding balance, Comerica has the right to take possession of the Company’s assets and attempt to sell, or otherwise monetize, the Company’s assets in satisfaction of the unpaid obligation. Such an action would have a severe negative impact on the Company’s ability to operate.

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

Declining blood donations could affect profitability

The business depends on the availability of donated blood. Only a small percentage of the population donates blood, and regulations intended to reduce the risk of introducing infectious diseases in the blood supply result in a decreased pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability in blood products.

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

Competition in the blood products and services industries is primarily based on fees charged to customers. The Company’s primary competition in the blood products market is the American Red Cross (“ARC”), which owns a significant market share advantage over the Company in the regions the Company operates. As a result, the ARC possesses significant market power to influence prices, which can prevent the Company from passing along increases in costs to customers. In addition, Hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

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

The Company is presently undergoing an FDA inspection of the Company’s California operations. Although this inspection is not completed, the Company is expecting to receive specific observations as a result of the current inspection, and management has no reason to believe that the warning letter will be lifted.

In July 2007, the AABB performed an inspection of the Company’s California operations. On July 31, 2007, the Company received a list of observations based on this inspection. The observations covered blood product operations and stem cell standard operating procedure deficiencies. The AABB has placed the Company’s stem cell collection accreditation on hold pending a reinspection in early 2008. The Company is implementing an action plan to address each of the observations in preparation for the reinspection.

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

Potential inability to meet future capital needs could impact ability to operate

The Company may not generate sufficient operating cash in the future to finance its operations for the next year. Currently the Company is unable to utilize its credit facility with Comerica due to an existing default on the Agreement with Comerica. The Company may need to raise additional capital in the debt or equity markets in order to finance future operations and procure necessary equipment. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion. Finally, the Company is in default on the Comerica Agreement and the four notes related to the HemaBio acquisition. The Company may not have sufficient liquidity to pay any or all of these outstanding obligations if required to do so. Failure to do so could result in the seizure of some of the Company’s assets to satisfy the outstanding obligations, which could severely and negatively impact the Company’s ability to operate.

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal control over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.

This process will be expensive and time consuming, and will require significant attention of management. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

On August 29, 2006, the Company acquired privately-owned Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”). Private companies generally may not have as formal or comprehensive internal controls and compliance systems in place as public companies. On November 5, 2007, management closed the operations of HemaBio. Therefore, no further effort is underway to implement internal control systems at HemaBio.

If the Company is unable to adequately design its internal control systems, or prepare an “internal control report” to the satisfaction of the Company’s auditors, the Company’s auditors may issue a qualified opinion on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, the Company has $700,000 of debt in the form of notes payable with fixed interest rates. As of September 30, 2007, the Company has $2,500,000 outstanding on the line of credit with Comerica that is based on a variable interest rate linked to the prime interest rate, or at the election of the Company, LIBOR. Accordingly, the Company’s interest rate expense will fluctuate with changes in either of these rates. If interest rates increase or decrease by 1% for the year, the Company’s interest expense would increase or decrease by approximately $25,000.

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

The Company has remediated, or is in the process of remediating, some of the identified weaknesses in the Company’s internal control over financial reporting. The Company has alternative controls, which management believes prevents any material misstatement of the Company’s financial statements. The Company continues to evaluate the existing internal control structure.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management’s attestation of the effectiveness of the Company’s internal control over financial reporting beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Beginning with the fiscal year ending December 31, 2008, the Company’s independent registered public accounting firm will be required to confirm in writing whether management’s attestation of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and whether maintained, in all material respects, effective internal control over financial reporting.

The Company has started the process of documenting and testing the internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This process will require significant attention of management, and consume the Company’s time and resources. The portion of this process completed thus far has revealed material weaknesses in internal controls, such as inadequate segregation of duties and inadequate spreadsheet controls, that will require remediation. The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required. During the course of testing, deficiencies may be identified which management may not be able to remediate in time to meet the deadline for compliance with Section 404. Management may not be able to conclude, on an ongoing basis, that effective internal controls over financial reporting exist in accordance with Section 404, and the Company’s independent registered public accounting firm may not be able or willing to issue a favorable assessment of management’s conclusions. Failure to achieve and maintain an effective internal control environment could harm operating results and could cause a failure to meet reporting obligations. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the Company’s stock price.

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

The following risk factors were added since the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Company has reported losses for three consecutive quarters and may not return to profitability

The Company has reported losses in each quarter of 2007. Management can not be certain the Company will return to profitability soon. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Increasing losses at the Company’s Florida-based research operations may hinder the Company’s ability to generate profits

The Company’s Florida-based research operations have recorded a decrease in revenue and a related increase in operating losses. Continued losses at this operation hinder the ability of the Company to recognize a return to overall profitability. On November 5, 2007, management closed this operation to avoid further losses. This action could temporarily increase costs, utilize scarce financial resources, and distract management and have a material adverse effect on the Company and its results of operations.

Company is in default under the Comerica credit agreement and HemaBio notes which could result in acceleration of note obligations which the Company has insufficient resources to satisfy

The Company is in default on the Comerica Agreement as a result of the Company’s failure to pay the first installment on the notes that are part of the acquisition of HemaBio. Comerica has not communicated to the Company any intention to exercise any of their rights and remedies as a result of the defaults; however, Comerica has communicated their intention to reserve their rights and will not waive any of the defaults. Therefore, Comerica could at any time, among other remedies, demand full repayment of the outstanding balance of $2.5 million. The Company does not possess sufficient resources at this time to repay the amounts outstanding under the Comerica Agreement. If the Company is unable to repay the outstanding balance, Comerica has the right to take possession of the Company’s assets and attempt to sell, or otherwise monetize, the Company’s assets in satisfaction of the unpaid obligation. Such an action would have a severe negative impact on the Company’s ability to operate.

The following risk factors were changed since the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

Competition in the blood products and services industries is primarily based on fees charged to customers. The Company’s primary competition in the blood products market is the American Red Cross (“ARC”), which owns a significant market share advantage over the Company in the regions the Company operates. As a result, the ARC possesses significant market power to influence prices, which can prevent the Company from passing along increases in costs to customers. In addition, Hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

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

The Company is presently undergoing an FDA inspection of the Company’s California operations. Although this inspection is not completed, the Company is expecting to receive specific observations as a result of the current inspection, and management has no reason to believe that the warning letter will be lifted.

In July 2007, the AABB performed an inspection of the Company’s California operations. On July 31, 2007, the Company received a list of observations based on this inspection. The observations covered blood product operations and stem cell standard operating procedure deficiencies. The AABB has placed the Company’s stem cell collection accreditation on hold pending a reinspection in early 2008. The Company is implementing an action plan to address each of the observations in preparation for the reinspection.

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

Potential inability to meet future capital needs could impact ability to operate

The Company may not generate sufficient operating cash in the future to finance its operations for the next year. Currently the Company is unable to utilize its credit facility with Comerica due to an existing default on the Agreement with Comerica. The Company may need to raise additional capital in the debt or equity markets in order to finance future operations and procure necessary equipment. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion. Finally, the Company is in default on the Comerica Agreement and the four notes related to the HemaBio acquisition. The Company may not have sufficient liquidity to pay any or all of these outstanding obligations if required to do so. Failure to do so could result in the seizure of some of the Company’s assets to satisfy the outstanding obligations, which could severely and negatively impact the Company’s ability to operate.

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

This process will be expensive and time consuming, and will require significant attention of management. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

On August 29, 2006, the Company acquired privately-owned Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”). Private companies generally may not have as formal or comprehensive internal controls and compliance systems in place as public companies. On November 5, 2007, management closed the operations of HemaBio. Therefore, no further effort is underway to implement internal control systems at HemaBio.

If the Company is unable to adequately design its internal control systems, or prepare an “internal control report” to the satisfaction of the Company’s auditors, the Company’s auditors may issue a qualified opinion on the Company’s financial statements.

Item2. Unregistered Sales of Equity Securities and Use of Proceeds

The Comerica credit agreement prohibits the Company to make any distribution or declare or pay any dividend to any shareholder or on any of its capital stock.

Item 3. Defaults Upon Senior Securities

On September 26, 2006, the Company, together with the Company’s subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”) to provide a working capital line of credit. The Agreement restated the terms of the prior credit agreement with Comerica, except i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and iv) the term of the Agreement was extended one year to June 30, 2008. On March 26, 2007, the Company entered into an amendment to the Agreement to increase the limit on the amount the Company may borrow to the lesser of 75% of eligible accounts receivable or $4 million. As of September 30, 2007, the Company had borrowed $2,500,000 against this line of credit, and the Company had unused availability of $1,500,000.

The Comerica credit facility is collateralized by substantially all of the Company’s assets and requires the maintenance of certain financial covenants that, among other things, requires minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2007, the Company was not in compliance with any of the financial covenants. In addition, the Company is in default on the Comerica Agreement as a result of the Company’s failure to pay the first installment on the notes that are part of the acquisition of HemaBio as described below. Comerica has not communicated to the Company any intention to exercise any of their rights and remedies as a result of the defaults; however, Comerica has communicated their intention to reserve their rights and will not waive any of the defaults. Therefore, Comerica could at any time, among other remedies, demand full repayment of the outstanding balance of $2.5 million. The Company does not possess sufficient resources at this time to repay the amounts outstanding under the Agreement. If the Company is unable to repay the outstanding balance, the Agreement provides Comerica with the right to take possession of the Company’s assets and attempt to sell, or otherwise monetize, the Company’s assets in satisfaction of the unpaid obligation.

As part of the consideration to acquire HemaBio, the Company issued a note to each of the sellers. One note for $153,800 for the benefit of Joseph Mauro, requires four equal annual installments of $38,450 each August 29 until paid. This note pays interest at 5% annually, 12% if a default occurs, and is secured through a security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550 each August 29 until paid. This note pays interest at 5% annually, and is also secured through security agreement, by all of the assets of HemaBio, although subordinate to Comerica Bank.

Also, when the Company acquired HemaBio, HemaBio had two $250,000 notes outstanding to Dr. Karen Raben and Dr. Lawrence Feldman. Both of these notes require four equal annual installments of $62,500 each August 29 until paid, and pay interest at 7% annually, 10% if a default occurs. Each note is secured by all of the assets of HemaBio, but are subordinate to Comerica Bank.

The Company failed to pay the initial payment due on August 29, 2007 on all four of the notes associated with the HemaBio acquisition, which, in the aggregate, represents principal amount of $175,000, together with accrued interest of $77,000. On September 4, 2007, the Company received notices from Mr. Mauro and Mr. Adia demanding payment of the initial aggregate payment of $50,000, together with accrued interest of $23,500, by no later than September 19, 2007 or the noteholders would accelerate the payment of the entire unpaid obligation. On October 2, 2007, the Company received notice from the other two noteholders demanding the initial installment of $125,000, plus interest, by October 12, 2007, or they would consider legal remedies.

Each of the HemaBio notes is subordinate to Comerica Bank, and each of the noteholders previously entered into a Subordination Agreement with Comerica Bank. The Subordination Agreements provide that the noteholders will not demand, sue for, take or receive by acceleration or otherwise, any indebtedness under the notes, nor exercise any rights in collateral securing such indebtedness; provided, however, that so long as no event of default has occurred under the Comerica loan agreement, the noteholders may receive regularly scheduled payments of principal and interest under the notes.

The foregoing descriptions of the notes and bank loan agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on September 5, 2006 and September 29, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item5. Other Information

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

Date	November 16, 2007	HemaCare Corporation
(Registrant)

		By:	/s/ JULIAN STEFFENHAGEN
Julian Steffenhagen, Chief Executive Officer

		By:	/s/ Robert S. Chilton
Robert S. Chilton, Chief Financial Officer (Duly authorized officer and principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

11	Net Income (loss) per Common and Common Equivalent Share

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act

32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934