Form 10-K
period 2007-12-31
HEMACARE CORP /CA/
filed 2008-04-14
CIK 801748

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-15223

HEMACARE CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3280412 (I.R.S. Employer Identification Number)
15350 Sherman Way, Suite 350 Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

Registrant's telephone number, including area code: (818) 226-1968
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value) Rights to purchase Preferred Stock

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES    ☒ NO

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES    ☒ NO

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES    ☒ NO

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $6,466,000.

         As of March 3, 2008, 8,799,955 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement relating to its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

PART I

i

PART I

ITEM 1.    BUSINESS

        This 2007 Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and therefore may include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See "Item 1A. Risk Factors"). The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

General

        HemaCare Corporation ("HemaCare" or the "Company") provides the customized delivery of blood products and services. The Company collects, processes and distributes blood products to hospitals and research related organizations. The Company operates and manages donor centers and mobile donor vehicles to collect transfusable blood products from donors. Additionally, the Company provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related therapeutic services are usually provided to hospitals under contract as an outside purchased service.

        The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States. In 2003, the Company reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. From 2003 through 2006, the Company's earnings improved as a result of the successful implementation of this plan. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. ("HemaBio"), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. For a description of the terms of this acquisition, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2006. As a result of projected losses by HemaBio in the third and fourth quarters of 2007 and the resignations of key members of HemaBio's management, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined HemaBio's business could not operate without senior management, and therefore closed all operations of HemaBio, effective November 5, 2007. See "Recent Developments."

        The Company's current strategy is to focus on increasing the utilization of existing blood products capacity in those markets currently served through investment in new marketing campaigns and expanded and enhanced donor recruitment programs, and to expand the market potential for therapeutic apheresis services through physician education and other marketing efforts.

        Although most suppliers of transfusable blood products are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their cost of operations. The Company believes that it is the only investor-owned and taxable organization operating as a transfusable blood supplier with significant operations in the U.S.

        The Company was incorporated in the state of California in 1978.

Recent Developments

  Closure of HemaCare BioScience, Inc.

        In the first six months of 2007, HemaBio, produced significantly lower earnings than anticipated by the Company and HemaBio's management team. In the third quarter of 2007, HemaBio's management team projected a net loss from operations of approximately $300,000, and projected further losses for the fourth quarter of 2007 as well. On November 2, 2007, HemaBio received letters of resignation from Mr. Joseph Mauro, HemaBio's President, and Mr. Valentin Adia, HemaBio's Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the "good reason" provisions of their employment agreements. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined that HemaBio's business could not operate successfully because i) HemaBio was always operated as a separate and independent business from the Company, ii) HemaBio's employees, principally Mr. Mauro and Mr. Adia, possessed all knowledge of HemaBio's suppliers, markets and customers, iii) without senior management there were no other individuals at HemaBio who could run the business and find a pathway to future profitability, iv) none of the Company's management were available, nor possessed the knowledge, to take over the responsibility to run HemaBio, and v) the projected operating losses at HemaBio were growing, and HemaBio did not have sufficient financial resources to operate for the time period required to recruit, hire and train new management. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio's creditors to close all operations of HemaBio, effective November 5, 2007.

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors. See "Note 3—Discontinued Operations."

  Declining Profitability at California Blood Products

        The Company's blood products operation located in California generated lower profits in 2007 compared to 2006. Revenue for this operation decreased 4% primarily as a result of a decrease in whole blood collections from mobile blood drives due to turnover in donor recruitment positions and competition from other blood product suppliers for blood drive sponsors. Gross profit generated by these operations declined 30% in 2007 compared to 2006 primarily due to i) decreased capacity utilization from a decline in whole blood collection volumes, ii) competition in the California market which restricted the Company's ability to pass along cost increases for staff, supplies, fuel, newly mandated blood tests, and regulatory costs, and iii) a decrease in the supply of purchased blood products, resulting in an increase in the cost of these products.

  Execution of New Financing Agreement with Wells Fargo

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of April 10,

2008, the Wells Fargo prime rate was 5.25%. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

  Default on Comerica Debt Agreement

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaCare BioScience, Inc., entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica Bank ("Comerica") to provide a working capital line of credit. This agreement provided, among other things, that in the event the Company failed to observe any covenant, or permitted a default in any material agreement to which the Company is a party with third parties that resulted in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of December 31, 2007, the Company's covenant violations remained, and Comerica did not provided a waiver. In addition, as of September 19, 2007, the Company, along with HemaBio, was in default on notes to the sellers and other related parties in an aggregate principal amount of $700,000 in connection with the Company's acquisition of 100% of the capital stock of Teragenix Corporation. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company, and HemaBio, did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000. The Company's indebtedness to Comerica was secured by substantially all of the Company's assets. Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. Therefore, the Company's previous default on the Comerica Agreement is resolved, and the Company is no longer in default on its largest debt obligation. See "Note 6—Line of Credit and Notes Payable."

  Resignation of Chief Executive Officer

        On June 28, 2007, Judi Irving resigned as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors. Based on the terms of Ms. Irving's employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving's health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving's separation from the Company. On June 28, 2007, the Company's Board of Directors appointed Julian Steffenhagen, Chairman of the Board of Directors, as interim Chief Executive Officer effective upon the departure of Ms. Irving. Mr. Steffenhagen has served, and will continue to serve, in this capacity while the Company searches for a replacement. Mr. Steffenhagen was not selected pursuant to any arrangement or understanding between Mr. Steffenhagen or any other person.

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

  Blood Products Operations

        This business segment collects, processes and distributes blood products for transfusion in a hospital setting, and human-derived blood products utilized by health research related organizations. The Company contracts with hospitals to provide transfusable blood products.

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

        The Company also performs collections of blood components, principally platelets, utilizing a cell separator. This process, known as apheresis, allows for the collection of only the desired components of a donor's blood, returning the other components to the donor's bloodstream. Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process, and longer donation times. Recruiting and retaining donors is critical to the success of the Company's blood products operations. Apheresis platelet donors are recruited from the most dedicated subset of the whole blood donor population. The Company has demonstrated a consistent track record of donor recruitment for apheresis platelet donors.

        Blood products revenue depends on a number of factors, including the success of the Company's recruitment efforts, the success of the Company's marketing efforts to attract and retain new customers, and the ability of the Company to properly process, store and transport blood products to customers.

        Product safety is of paramount concern when dealing with blood products. The U.S. Food and Drug Administration ("FDA") is the agency principally responsible for the regulation of the blood products industry in the U.S. The Company's blood products operations are either licensed or registered with the FDA and are regularly inspected by FDA personnel. Additionally, the Company's operations are licensed or registered, regulated and inspected by various state agencies.

        The AABB is the blood industry sponsored organization responsible for maintaining and improving science, safety, quality and education relating to blood. The Company is an institutional member, and the Company's blood collection operations are accredited by the AABB.

        The Company operates free standing blood collection centers and mobile blood collection operations in Southern California and Maine. As of April 1, 2008, the Company no longer operates a hospital-based collection center at Mt. Auburn Hospital in Cambridge, Massachusetts.

  Blood Services Operations

        Therapeutic apheresis is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are generally provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile equipment operated at the patient's bedside, a hospital outpatient setting or physician office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. Treatments are primarily administered by trained nurse-specialists, under the supervision of a specially trained physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations.

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

Competition

  General

        The blood products and blood services industries have many participants from small limited service providers to large full service organizations. There is competition for customers on the basis of many factors, including reputation for reliable customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. The Company believes it competes favorably in these areas.

        Most U.S. transfusable blood products suppliers are organized as not-for-profit, tax-exempt entities. However, all blood suppliers charge fees for the products utilized. These fees are generally set at levels based on the supply and demand for specific products, and are influenced by the competition among blood products suppliers and federal reimbursement rates to hospital customers. Many suppliers have greater financial, technical and personnel resources than the Company. In addition, since many of the Company's competitors are tax-exempt, they do not bear the tax burden the Company faces, and they have access to lower cost tax-exempt debt financing. Their status as charitable institutions may also give them an advantage in recruiting volunteer donors.

        Approximately 50% of U. S. transfusable blood products are supplied by the American Red Cross ("ARC") through its national collection network, and approximately 40% are supplied by local and regional blood centers, including the Company. The remainder is collected by hospitals directly.

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

        The competition in the therapeutic blood services business is primarily regional and community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company's blood services business also includes companies that market or provide many of these competing medical therapies. The Company believes that it competes in this market by offering customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. In addition, the Company provides education to the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases.

Sales to Major Customers

        The Company provides products and services to healthcare providers, hospitals and research related organizations, all of which are referred to as "customers" for purposes of identifying concentration risk in this section. During 2007, three customers each represented more than 10% of the Company's total revenue from continuing operations. Two customers each accounted for approximately 14% of total revenue. The third customer accounted for 11%. The next largest customer accounted for approximately 6% of total revenue. The Company's ten largest customers accounted for 65% of total revenues. The Company has no relationship with any of these customers other than as a provider of blood products and services.

Marketing

        The Company's marketing programs include a combination of medical education, advertising and promotional programs, in-person sales and other marketing programs directed to users of blood products and services. The Company markets its products and services in the form of customized programs that meet the specific needs of individual customers. As a smaller company than the main competitors in the blood products marketplace, HemaCare offers more flexibility in supply arrangements and pricing structure. This flexibility, a focus on customer service, and expertise, are the main messages communicated to potential customers.

Human Resources

        As of February 29, 2008, the Company had 239 employees, including 70 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Suppliers

        The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposable supplies, replacement fluids, testing services and blood products. Generally, the Company has no difficulty obtaining most of its equipment and supplies; however, if there were material adverse changes in the sources of its supplies, the Company's operations could be adversely affected. In particular, in the event of a war or other international conflict or natural disaster, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

        During 2007, the Company received goods and services from one major vendor that represented approximately 11% of the Company's total operating costs from continuing operations. This vendor provides products that support the Company's cell separation equipment used by both the blood products and blood services segments. The next largest vendor represented approximately 9% of total operating costs from continuing operations and provides laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

        The Company's blood products consist of those produced from donated platelets and whole blood, and blood products purchased from other suppliers. The Company competes with the ARC and other blood suppliers in recruiting its donors. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified donors.

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

        The Company views blood product safety and compliance with governmental regulations as paramount concerns at all times. The Company has developed extensive procedures and internal quality control programs to increase compliance with all governmental regulations and industry standards. Employees routinely participate in training classes. Employees are evaluated at the conclusion of training to insure that the desired level of understanding of the Company's compliance and safety procedures is achieved. Finally, HemaCare's Regulatory Affairs and Quality Assurance Department conducts periodic audits of each operating unit to identify the level of compliance with regulatory procedures.

        Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities. All of the Company's facilities operate under an FDA registration.

        The FDA also issues licenses to organizations within the blood supply industry to ship blood products across state lines if the qualifying organization can demonstrate adequate employee training programs, procedure documentation and quality control systems to insure the quality of the products shipped. HemaCare holds a license for its Van Nuys, California, Scarborough, Maine and Bangor, Maine facilities to ship selected blood products across state lines.

        During the past year, the FDA conducted inspections at selected HemaCare facilities. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations pertaining to an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues; however, the Company does not believe the response to these issues will result in a retraction of the 2006 warning letter. The Company believes that its response and actions taken to address the FDA observations is sufficient that it is in compliance with current FDA regulations.

        Periodically, the health departments of the states in which the Company operates conduct audits of the Company's facilities and operations. These audits focus on compliance with specific state laws that cover HemaCare's operations. At the conclusion of these audits, the Company is provided with a list of observations to address. The Company believes that it is in compliance with state regulations governing the Company's operations.

  Other Matters

        State and federal laws set forth anti-kickback and self-referral prohibitions, and otherwise regulate financial and referral relationships between blood suppliers, hospitals, physicians and others in the blood supply industry. The Company believes its present operations comply with all currently applicable regulations in this area.

        Joshua Levy, M.D., the national medical director of the Company and a shareholder, through his private practice in Sherman Oaks, California, treats patients who require therapeutic services. Sales by the Company to hospital customers for therapeutic services provided to Dr. Levy's patients amounted to approximately 1%, or less, of the Company's total revenues in each of the two years ended December 31, 2006 and 2007. There are no agreements between Dr. Levy and the Company's hospital customers that require the hospitals to select HemaCare to provide therapeutic services to Dr. Levy's patients.

        New health care regulations are continuously under consideration by lawmakers at the federal level, and in many of the individual states in which the Company operates. New regulations could have a direct impact on the Company and its operations. The Company is not aware of any specific proposed regulation that would have a material adverse impact on the Company; however, the Company is uncertain what changes may be made in the future regarding health care policies, especially those regarding hospital reimbursements, health insurance coverage, product testing, record keeping and managed care that may materially impact the Company's operations.

Professional and Product Liability Insurance

        The blood product and service business is inherently subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $3,000,000 for a single occurrence and $5,000,000 in the aggregate per year. There can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available and affordable. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Additional Information

        The Company makes available free of charge through its website, www.hemacare.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the Securities and Exchange Commission (the "SEC"). The Company's filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A    RISK FACTORS

        The Company's short and long-term success is subject to many factors that are beyond management's control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. The matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K that are not historical are forward-looking statements. These statements may also be identified by the use of words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those discussed below or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

Company has reported losses for four consecutive quarters and may not return to profitability

        The Company reported losses in each quarter of 2007. Management can not be certain when or if the Company will return to profitability. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. These actions could temporarily increase costs, utilize scarce financial resources, and distract management and have a material adverse impact on the Company and its results of operations.

Steady or declining market prices and increased costs could reduce profitability

        The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company's ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Steady or declining market prices, and increased costs, may reduce profitability and may have a material adverse impact on the Company's business and results of operations.

Changes in demand for blood products could affect profitability

        The Company's operations are structured to produce particular blood products based on customers' existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on the Company's profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, adequately to fill orders. This could result in a decrease in overall revenues and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

Declining blood donations could affect profitability

        The Company's blood products business depends on the availability of donated blood. Only a small percentage of the population donates blood, and regulations intended to reduce the risk of introducing infectious diseases in the blood supply, result in a decreased pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability in blood products.

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

        Competition in the blood products and blood services industries is primarily based on fees charged to customers. The Company's primary competition in the blood products market is the ARC, which owns a significant market share advantage over the Company in the regions the Company operates. As a result, the ARC possesses significant market power to influence prices, which can prevent the Company from passing along increases in costs to customers. In addition, hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company's future revenue, and may negatively impact future profitability.

The Company is in default on notes to former owners of HemaBio which could result in acceleration of note obligations which the Company may not have sufficient resources to satisfy.

        The Company is in default on notes to the former owners of HemaBio as a result of the Company's failure to pay the first required installment on August 29, 2007. As a result, the note holders may accelerate the payment of the entire obligation of $200,000, plus accrued interest. The Company may not possess the resources to repay the amounts outstanding when required to do so. Although these notes are only secured by the assets of HemaBio, the note holders could initiate legal action to force payment or seize Company assets in an attempt to satisfy the outstanding obligation. Defending such action could be costly and likely distract management from efforts to grow the Company and improve future profitability, which may negatively impact future profitability.

Operations depend on services of qualified professionals and competition for their services is strong

        The Company is highly dependent upon obtaining the services of qualified professionals. In particular, the Company's operations depend on the services of registered nurses, medical technologists, regulatory and quality assurance professionals, and others with knowledge of the blood industry. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. The Company incurs significant costs to hire and retain staff. If the Company is unable to attract and retain a staff of qualified professionals, operations may be adversely affected which, in turn, may adversely impact profitability.

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations pertaining to an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues; however, the Company does not believe the response to these issues will result in a retraction of the 2006 warning letter. The Company believes that its response and actions taken to address the FDA observations is sufficient that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        In July 2007, the AABB performed an inspection of the Company's California operations. On July 31, 2007, the Company received a list of observations based on this inspection. The observations covered blood product operations and stem cell standard operating procedure deficiencies. The AABB has placed the Company's stem cell collection accreditation on hold pending a re-inspection in early 2008. The Company is implementing an action plan to address each of the observations in preparation for the re-inspection; however, the Company cannot insure against future AABB actions, including de-certification of the Company's stem cell collection activities.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 1, 2008. The Company has determined that it is unlikely to complete the implementation of ISBT 128 by the May 2008 deadline. The Company has submitted a variance to the AABB requesting a delay in the deadline for full implementation. The Company expects the AABB to approve the variance request, but cannot insure against the AABB declining the request. If the AABB declines the variance, the Company's failure to complete the implementation could endanger the Company's AABB accreditation, which could negatively impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

        On November 3, 2006, the AABB provided recommendations to reduce the risk of transfusion-related acute lung injury. The recommendations, to be fully implemented for high-plasma volume blood products and platelets by November 2007 and 2008, respectively, may reduce the volume of products available to customers, which may negatively impact the Company's operations and profitability.

        On December 14, 2006, the AABB provided recommendations to reduce the risk to patients for contracting Chagas' disease as a result of receiving a transfusion of donated blood products. The recommendations include the implementation of new blood tests to detect the presence of the protozoan known to cause Chagas' disease. The new test is costly and the Company has not been able to raise prices to cover the cost of this new test, and therefore has negatively impacted the Company's profitability.

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

        The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with significant existing regulations. Such a finding could materially harm the Company's business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future.

Decrease in reimbursement rates may affect profitability

        Reimbursement rates for blood products and services provided to Medicaid, Medicare and commercial patients, impact the fees that the Company is able to negotiate with customers. In addition, to the degree that the Company's hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company's revenue. If the Company is unable to increase prices for goods and services, the Company's profitability may be adversely impacted.

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

Potential inability to meet future capital needs could impact ability to operate

        The Company may not generate sufficient operating cash in the future to finance its operations for the next year. Currently the Company is utilizing its credit facility with Wells Fargo to help finance its operations. The Company may need to raise additional capital in the debt or equity markets in order to finance future operations and procure necessary equipment. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion. Finally, the Company is in default on notes related to the HemaBio acquisition. The Company may not have sufficient liquidity to pay any or all of these outstanding obligations if required to do so. Failure to do so could result in the seizure of some of the Company's assets to satisfy the outstanding obligations, which could severely and negatively impact the Company's ability to operate.

Reliance on relatively few vendors for significant supplies and services could affect the Company's ability to operate

        The Company currently relies on a relatively small number of vendors to supply important supplies and services. Significant price increases, or disruptions in the ability to obtain products and services from existing vendors, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives at reasonable prices, the Company's ability to produce products and provide services may be severely impacted, resulting in a reduction of revenue and profitability.

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

Targeted partner blood drives involve higher collection costs

        Part of the Company's current operations involves conducting blood drives in partnership with hospitals. Some blood drives are conducted under the name of the hospital partner and require that all promotional materials and other printed material include the name of the hospital partner. This strategy lacks the efficiencies associated with blood drives that are not targeted to benefit particular hospital partners. As a result, collection costs might be higher than those experienced by the Company's competition and may impact profitability and growth plans.

Future technological developments or alternative treatments could jeopardize business

        As a result of the risks posed by blood-borne diseases, many companies and healthcare providers are currently seeking to develop alternative treatments for blood product transfusions. HemaCare's business consists of collecting, processing and distributing human blood products and providing blood related therapeutic services. The introduction and acceptance in the market of alternative treatments may cause material adverse harm to the future profitability for these products and to the Company's business.

Limited access to insurance could affect ability to defend against possible claims

        The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance that as the business expands, or the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceeds available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, may materially and adversely impact the Company's business.

Ability to attract, retain and motivate management and other skilled employees

        The Company's success depends significantly on the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, the blood product and blood service industries. The Company does not have employment agreements with most key employees, nor maintain life insurance policies on them. The loss of key personnel, especially without advance notice, or the Company's inability to hire or retain qualified personnel, could have a material adverse impact on revenue and on the Company's ability to maintain a competitive advantage. The Company cannot guarantee that it can retain key management and skilled personnel, or that it will be able to attract, assimilate and retain other highly qualified personnel in the future.

Product safety and product liability could provide exposure to claims and litigation

        Blood products carry the risk of transmitting infectious diseases, including, but not limited to, hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare screens donors, uses highly qualified testing service providers, and conducts selective blood testing, to test blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely impact the Company's financial condition.

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

Business interruption due to terrorism and increased security measures in response to terrorism could adversely impact profitability

        HemaCare's business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. Delays or stoppages in the transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse impact on the Company's results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been impacted by terrorist activities and potential activities. The U.S. economy in general is adversely impacted by terrorist activities, and potential activities, and any economic downturn may adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely impact its ability to grow its business.

Business interruption due to earthquakes could adversely impact profitability

        HemaCare's principal blood products and blood services operations, as well as the Company's corporate headquarters, are located in Southern California, which is an area known for potentially destructive earthquakes. A severe event in this location could have substantial negative impact on the ability of the Company to continue to operate. Any significant delay in resuming operations following such an event could cause a material adverse impact on the profitability of the Company.

Evaluation and consideration of strategic alternatives, and other significant projects, may distract management from reacting appropriately to business challenges and lead to reduced profitability

        As a publicly traded Company, management must constantly evaluate and consider new strategic alternatives, and other significant projects, in an attempt to maximize shareholder value. The Company does not possess a large management team that can both consider strategic alternatives and manage daily operations. Therefore, management distractions associated with the evaluation and consideration of strategic alternatives could prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. This may cause a material adverse impact on the future profitability of the Company.

Strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability

        The Company may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. The Company may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, the Company may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, the Company may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect the Company's ability to integrate, or realize any anticipated benefits from, acquisitions include:

  •
  unexpected losses of key employees or customer of the acquired company;

  •
  difficulties integrating the acquired company's standards, processes, procedures and controls;

  •
  difficulties coordinating new product and process development;

  •
  difficulties hiring additional management and other critical personnel;

  •
  difficulties increasing the scope, geographic diversity and complexity of the Company's operations;

  •
  difficulties consolidating facilities, transferring processes and know-how;

  •
  difficulties reducing costs of the acquired company's business;

  •
  diversion of management's attention from the management of the Company; and

  •
  adverse impacts on existing business relationships with customers.

Articles of Incorporation and Rights Plan could delay or prevent an acquisition or sale of HemaCare

        HemaCare's Articles of Incorporation empower the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. This gives the Board of Directors the ability to deter, discourage or make more difficult for a change in control of HemaCare, even if such a change in control would be in the interest of a significant number of shareholders or if such a change in control would provide shareholders with a substantial premium for their shares over the then-prevailing market price for the Company's common stock.

        In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of our Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, may materially adversely impact the shareholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders' Rights Plan see the Company's Current Report on Form 8-K filed with the SEC on March 20, 2008.

Quarterly revenue and operating results may fluctuate in future periods, and the Company may fail to meet investor expectations

        The Company's quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future due to a number of factors, many of which are not within the Company's control. If quarterly revenue or operating results fall below the expectations of investors, the price of the Company's common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

  •
  changes in demand for the Company's products and services, and the ability to obtain the required resources to satisfy customer demand;

  •
  ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;

  •
  ability to manage inventories, accounts receivable and cash flows;

  •
  ability to control costs; and

  •
  ability to attract qualified blood donors.

        The level of expenses incurred depends, in part, on the expectation for future revenue. In addition, since many expenses are fixed in the short term, the Company cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded stocks since they are less liquid

        HemaCare's common stock was delisted from the Nasdaq Small Cap Market on October 29, 1998 because of the failure to maintain Nasdaq's requirement of a minimum bid price of $1.00. Since November 2, 1998, the common stock has traded on the OTC Bulletin Board, an electronic, screen- based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on another national securities exchange. As a result, an investor may find it difficult to dispose of the Company's common stock or to obtain accurate price quotations.

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

Lack of dividend payments could impact the price of the Company's common stock

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

        The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management to perform an assessment of the effectiveness of the Company's internal control over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company's independent registered public accounting firm will be required to test and evaluate the design and effectiveness of such controls and publicly attest to such evaluation beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

        This process will be expensive and time consuming, and will require significant attention of management. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. See "Item 9A(T). Control and Procedures." The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor's attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

        If the Company is unable to adequately design its internal control systems, or prepare an "internal control report" to the satisfaction of the Company's auditors, the Company's auditors may issue a qualified opinion on the Company's financial statements.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at approximately $36,000 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term, and for increases in the cost of common area maintenance. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 7,200 square feet to this lease intended to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. The Company invested approximately $2.1 million in tenant improvements in the new facility. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

        The Company leases space for offices, a laboratory, a manufacturing facility for blood components and a distribution center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $5,700, and the lease term expires October 31, 2012.

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

        Finally, the Company occupies space on the campus of one of its client hospitals. The Company is granted the right to utilize space and facilities on the hospital premises during the term of a blood supply agreement between the Company and the hospital customer.

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

        The Company's common stock is quoted on the OTC Bulletin Board under the symbol HEMA.OB.

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

	2007		2006
Quarter ended
	High	Low	High	Low
March 31	$3.25	$2.53	$2.74	$1.50
June 30	$2.95	$1.70	$3.53	$2.15
September 30	$1.75	$1.05	$2.40	$1.90
December 31	$1.30	$.18	$2.90	$2.05

        On March 4, 2008, the closing bid price of the Company's common stock was $0.24. Shareholders are urged to obtain current market quotations for the Company's common stock.

        The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, the Company's line of credit prohibits the payment of dividends during the term of the credit agreement. The declaration and payment of any cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs, line of credit requirements and other factors deemed relevant by the Board of Directors.

        On March 3, 2008, the approximate number of shareholders of record was 258 (excluding individual participants in nominee security position listings).

ITEM 6    SELECTED FINANCIAL DATA

        Intentionally omitted.

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

        In November 2007, the Board of Directors of HemaBio closed the Florida-based research blood products subsidiary that sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. Management considered the operations of HemaBio to be similar to the Company's blood products business segment and previously reported the financial information for HemaBio as part of the Company's blood products business segment. With the closure of HemaBio, the Company will report the financial results for 2006 and 2007, as well as the impact of the closure activities, as "Discontinued Operations" on the income statement.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage that certain items in the statement of (operations) income were of net revenue and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage (Decrease)
	Years Ended December 31,		Years Ended December 31,
	2007	2006	2006 to 2007
Continuing Operations
Revenues	100.0%	100.0%	(1.6)%
Operating costs	84.9%	81.8%	2.1%

Gross profit	15.1%	18.2%	(18.4)%
General and administrative expenses	18.6%	15.5%	17.5%

(Loss) income from continuing operations	(3.5)%	2.7%	(227.8)%
Provision (benefit) for income taxes	1.9%	(1.6)%	218.3%

(Loss) income from continuing operations	(5.4)%	4.3%	(224.3)%
Discontinued Operations
(Loss) income from discontinued operations	(17.4)%	1.2%	(1556.2)%
Provision for income taxes	0.0%	0.1%	(86.2)%
(Loss) income from discontinued operations	(17.4)%	1.1%	(1668.4)%
Net (loss) income	(22.8)%	5.4%	(520.7)%

Year ended December 31, 2007 compared to the year ended December 31, 2006

  Overview

        Including discontinued operations, the Company generated a net loss in 2007 of $7,788,000, or $.90 basic and fully diluted loss per share, compared to a net profit in 2006 of $1,851,000, or $.22 basic and $.20 fully diluted earnings per share.

        For continuing operations, revenues decreased $554,000, or 1.6%, to $34,166,000 in 2007 from $34,720,000 for all of 2006. The decrease is attributable to a decrease in blood products and blood services revenue of 1.8%, and 0.8%, respectively.

        Gross profit from continuing operations decreased 18.4% to $5,158,000 in 2007 from $6,319,000 in 2006 due primarily to a decline in whole blood collections at the Company's California-based mobile operations and cost increases for product testing, facilities and fuel.

        General and administrative expenses increased $946,000, or 17.5%, in 2007 to $6,340,000 from $5,394,000 in 2006, partially as a result of the recognition of $326,000 in severance expenses related to the resignation of the Company's former Chief Executive Officer. As a percent of total revenues, general and administrative expense increased from 15.5% in 2006 to 18.6% in 2007.

        Discontinued operations, the Company's HemaBio subsidiary, produced a loss of $5,960,000 in 2007 compared to a net profit of $380,000 for 2006. Most of the loss in 2007 was related to a $4,259,000 charge for goodwill impairment as a result of the closure of HemaBio in November 2007.

        The Company recognized a $622,000 benefit for income taxes in 2006 from the recognition of a deferred tax asset in 2006. In 2007, the Company determined it was unlikely to benefit from this asset in future periods and increased the valuation allowance for the deferred tax asset to 100%, resulting in an increase in the tax provision in 2007 of $622,000.

  Blood Products—Continuing Operations

        For this business segment, the following table summarizes the revenues and gross profit for all of 2007 associated with continuing transfusable blood product operations and the discontinued research blood product operations:

	For the twelve month period ended December 31, (Revenues and Gross Profit in Thousands)
	Transfusable Products (Continuing Operations)		Research Products (Discontinued Operations)		Total Blood Products Segment
	2007	2006	2007	2006	2007	2006
Revenues	$26,752	$27,245	$3,633	$1,764	$30,385	$29,006
Gross Profit	3,349	4,498	(1,685)	410	1,664	4,908
Gross Profit %	12.5%	16.5%	(46.4)%	23.2%	5.5%	16.9%

        Blood products revenue from continuing operations for 2007 decreased 1.8%, or $493,000, to $26,752,000 from $27,245,000 in 2006 primarily due to a 4% decrease in revenue from the Company's California-based blood product operations. This decrease is primarily attributable to i) a decrease in whole blood collections from mobile blood drives, ii) turnover in donor recruitment positions, and iii) competition from other blood product suppliers for blood drive sponsors. The Company's Maine-based blood product operations reported a 12.1% increase in revenue in 2007 compared to 2006.

        Gross profit from this segment decreased $1,149,000, or 25.5%, in 2007 to $3,349,000 from $4,498,000 in 2006 primarily due to a decrease in gross profit from the Company's California-based operations as a result of i) a decrease in capacity utilization from a decline in whole blood collection volumes, ii) competition in the California market which restricted the Company's ability to pass along cost increases for staff, supplies, fuel, newly mandated blood tests, and regulatory costs, and iii) a decrease in the supply of purchased blood products, resulting in an increase in the cost of these products. The Company's Maine-based blood product operations generated substantially higher gross profit in 2007 compared to 2006. The gross profit percentage for this segment declined to 12.5% in 2007 compared with 16.5% for all of 2006, primarily from the decrease in gross profit from California-based operations.

  Blood Services

        Blood services revenue decreased 0.8% in 2007 from 7,475,000 in 2006 to 7,414,000 in 2007. Blood services revenue fluctuates based on the number and type of procedures performed. The Company as a whole performed 1% fewer procedures in 2007, compared to 2006, primarily as the result of a decrease in the number of procedures performed in the Company's California region. The decrease in procedure volumes is a result of competition from other providers and a decrease in hospital utilization of therapeutic apheresis as a treatment option due to unfavorable Medicare reimbursement. Gross profit for this segment decreased 0.7% from $1,821,000 in 2006 to $1,809,000 in 2007. The gross profit percentage of this segment remained unchanged at 24.4% for 2007, compared to 2006.

  General and Administrative Expenses

        General and administrative expenses increased $946,000, or 17.5%, to $6,340,000 in 2007 from $5,394,000 in 2006 primarily due to i) $435,000 for professional fees and temporary personnel costs,

ii) $402,000 in officer's salaries, iii) $161,000 in depreciation, iv) $151,000 in interest expense, and v) a $127129,000 in bad debt. These increases were partially offset by a $121,000 reduction in share-based compensation expense, $128,000 reduction in bonuses, and an $82,000 reduction in 401(k) matching expense. The increase in professional fees and temporary personnel costs is related to legal fees associated with the Company's application to the California Department of Corporations for a permit to issue stock options under the Company's 2006 Equity Incentive Plan, increases in audit related services, Sarbanes-Oxley compliance consulting services, and the cost of temporary personnel to fill various open positions. The increase in officer's salaries is primarily the result of $326,000 in severance related expenses as the result of the resignation of Judi Irving, the Company's former President and Chief Executive Officer, on June 28, 2007. Based on the terms of Ms. Irving's employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving's health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving's separation from the Company. The increase in depreciation expense is a result of depreciation of tenant improvements for the Company's new facility in Van Nuys, California, which the Company occupied in November of 2006. The increase in interest expense is the result of outstanding debt incurred to finance the acquisition of HemaBio in August 2006. The increase in bad debt expense is due to an increase in the age of selective California customer invoices. A delay in the approval of the California State budget resulted in slow payments from customers with a high concentration of Medi-Cal patients in 2007. Additionally, turnover in the Company's credit and collections staff hindered the collection effort during the second half of 2007. The decrease in share-based compensation expense is due to the revaluing of the fair value of stock options to include the expected forfeiture rates and the reduced fair value of options granted in 2007 due to the decline in the price of the Company's common stock. The decrease in bonus expense is the result of a decrease in management bonus accrual as a result of the decreased profits generated by the Company. A significant component of the management bonus plan requires greater than budgeted net income, which the Company did not achieve in 2007. Finally, the decrease in 401(k) matching expense is a result of the decision by the Board of Directors not to match any employee deferrals due to the decline in profits generated during the year.

  Income Taxes—Continuing Operations

        The Company recorded a $646,000 provision for income taxes for 2007 compared with a $546,000 benefit from income taxes for 2006. In 2007, the provision for income taxes included $622,000 from the increase in the valuation allowance for the deferred tax asset to 100%, and state taxes of $24,000 for continuing operations.

        A valuation allowance for deferred taxes is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized. Management performs an extensive analysis of the future trends, risks and uncertainties associated with the business. Some of the factors considered included: i) possible changes in government regulation, ii) possible changes in Medicare reimbursement for the blood products or services provided by the Company, iii) changes in strategies employed by the Company's competition, and iv) changes in medical technology that could alter the utilization patterns for the Company's products and services.

        In 2006, based on this analysis, management estimated that it was more likely than not that $622,000 of the available net operating loss carryforwards of $2.6 million would be utilized in future periods. Therefore management reduced the deferred tax asset valuation reserve accordingly, which resulted in an income tax benefit for 2006. At the end of 2007, the Company determined that based on recent operating results, it was unlikely the Company would realize any future benefit from the deferred tax asset. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. The Company did not have any unrecognized tax benefits that would impact its effective tax rate and there was no material effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

  Discontinued Operations

        In the first six months of 2007, HemaBio, the Company's wholly owned Florida-based subsidiary produced significantly lower earnings than anticipated by the Company and HemaBio's management team. In the third quarter of 2007, HemaBio's management team projected a net loss of approximately $300,000, and projected a net loss of $125,000 in the month of October 2007. On November 2, 2007, HemaBio received letters of resignation from Mr. Joseph Mauro, HemaBio's President, and Mr. Valentin Adia, HemaBio's Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the "good reason" provisions of their employment agreements. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined that HemaBio's business could not operate successfully because i) HemaBio was always operated as a separate and independent business from the Company, ii) HemaBio's employees, principally Mr. Mauro and Mr. Adia, possessed all knowledge of HemaBio's suppliers, markets and customers, iii) without senior management there were no other individuals at HemaBio who could run the business and find a pathway to future profitability, iv) none of the Company's management were available, nor possessed the knowledge, to take over the responsibility to run HemaBio, and v) the projected operating losses at HemaBio were growing, and HemaBio did not have sufficient financial resources to operate for the time period required to recruit, hire and train new management. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio's creditors to close all operations of HemaBio, effective November 5, 2007.

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors. See "Note 3—Discontinued Operations."

        Revenue generated by this operation increased to $3,633,000 in 2007 from $1,764,000 in 2006, primarily due to the fact that 2006 results included only four months of operations, since the Company acquired this subsidiary in late August 2006, whereas this subsidiary operated for slightly more than ten months before closing in early November 2007.

        Operating income declined by $6,340,000 to a loss of $5,960,000 in 2007 from a profit of $380,000 in 2006. This was primarily the result of i) goodwill impairment of $4,259,000, ii) operating losses of $272,000, iii) asset valuation write downs of $424,000, v) severance expenses of $604,000, and iv) closure related expenses of $401,000. The $4,259,000 charge for goodwill impairment occurred as a result of an evaluation of the value of goodwill based on future profitability of HemaBio's business. As a result of the decision to close this business, no future profits were considered possible and goodwill was therefore fully impaired. The $272,000 in operating losses occurred as a result of a decline in revenue, without a corresponding decrease in expenses. The $424,000 write down in asset valuation was the result of the decision to close HemaBio and file an assignment for benefit of creditors action in

Florida. In consultation with the Florida assignee, HemaBio determined the net recoverable asset value for the inventory, receivables and fixed assets. This process revealed that book value exceeded the net recoverable value, which resulted in the write down charge in 2007. The $604,000 severance expense occurred as a result of the resignations of the two senior HemaBio managers under the "good reason" provisions of their respective employment agreements. Under the "good reason" provision, each manager is entitled to receive severance equivalent to their full salary, plus benefits, for one year or the balance of the remaining term under their agreements, whichever is larger. At the time of their termination, the remaining term of both employment agreements was one year and 18 months, which was used to calculate the severance expense in 2007. Finally, the $401,000 in closure related expenses is the result of the decision to close HemaBio and file the assignment for benefit of creditors action, and included, among other things, the rent obligation for the balance of the lease term for HemaBio's facilities in Fort Lauderdale, Florida, fees to the assignee and legal expenses.

        The provision for income taxes associated with discontinued operations decreased $25,000 in 2007 to $4,000 from $29,000 in 2006, and is principally the result of the losses sustained during 2007.

2007 and 2006 Quarterly Financial Data

        The following table presents unaudited statement of (operations) income data for each of the eight quarters ended December 31, 2007. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Per Share Data)

	2006 Quarter Ended				2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Continuing Operations
Revenues	$8,187	$8,432	$8,560	$9,544	$8,354	$8,418	$8,433	$8,961
Gross profit	1,648	1,490	1,552	1,629	1,157	1,118	1,199	1,684
Income (loss) before income taxes	101	369	276	178	(317)	(615)	(403)	153
Income tax provision (benefit)	16	9	7	(579)	—	—	623	23

Net income (loss) from continuing operations	$85	$360	$269	$757	$(317)	$(615)	$(1,026)	$130

Earnings (loss) per share
Basic	$0.01	$0.05	$0.03	$0.09	$(0.04)	$(0.07)	$(0.12)	$0.01
Diluted	$0.01	$0.04	$0.03	$0.08	$(0.04)	$(0.07)	$(0.12)	$0.01
Discontinued Operations
Revenues	$—	$—	$617	$1,147	$1,002	$1,228	$1,128	$275
Income (loss) before income taxes	—	—	179	230	(30)	208	(4,566)	(1,568)
Income tax provision (benefit)	—	—	—	29	—	7	4	(7)

Net income (loss) from discontinued operations	$—	$—	$179	$201	$(30)	$201	$(4,570)	$(1,561)

Earnings (loss) per share
Basic			$0.02	$0.02	$(0.00)	$0.02	$(0.52)	$(0.18)
Diluted			$0.02	$0.02	$(0.00)	$0.02	$(0.52)	$(0.18)

        The Company's quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future due to a number of factors, many of which are not within the Company's control. If quarterly revenue or operating results fall below the expectations of investors, the price of the Company's common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

  •
  changes in demand for the Company's products and services, and the ability to obtain the required resources to satisfy customer demand;

  •
  ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;

  •
  ability to manage inventories, accounts receivable and cash flows;

  •
  ability to control costs; and

  •
  ability to attract qualified blood donors.

        The level of expenses incurred depends, in part, on the expectation for future revenue. In addition, since many expenses are fixed in the short term, the Company cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Critical Accounting Policies and Estimates

  General

        Management's discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Accounting for Share-Based Incentive Programs

        In accordance with SFAS 123R, the Company recognized compensation expense in 2007 related to stock options granted to employees based on: a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

        The Company's assessment of the estimated fair value of the stock options granted is impacted by the price of the Company's common stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of stock options granted. Generally, the calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

  (a)
  expected volatility of the common stock price, which was determined based on historical volatility of the Company's common stock;

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

  Inventory and Supplies

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

  Goodwill

        The Company periodically evaluates the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of any respective business unit, and an assessment of the fair value of the business. The Company uses the income approach, along with other standard analytical approaches, to estimate the fair value of goodwill. The income approach involves estimating the present value of future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. This requires the use of management estimates and assumptions, such as assumptions on growth rates for revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. Assumptions on discount rates and terminal growth rates are also used to determine fair value. Given the subjectivity involved in deriving these estimates in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of goodwill. In 2007, the Company recognized a goodwill impairment charge of $4,259,000 related to HemaCare BioScience, Inc., representing 100% of the goodwill book value.

  Income Taxes

        The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. As a result of the net loss recognized by the Company in 2007, the Company increased the valuation allowance in 2007 to 100%, resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2007, and a related charge to the provision for income taxes.

Liquidity and Capital Resources

        At December 31, 2007, the Company, including discontinued operations, had cash and cash equivalents of $556,000 and negative working capital of $1,236,000.

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica to provide a working capital line of credit. The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest is payable monthly at a rate of prime minus 0.25%. As of December 31, 2007, the rate associated with this credit facility was 7.00%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of December 31, 2007, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibit the payment of dividends.

        The Comerica Agreement provided, among other things, that in the event the Company failed to observe any covenants in the Agreement, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of December 31, 2007, the Company's covenant violations remained, and Comerica had not provided a waiver. In addition, as September 19, 2007, the Company was in default on notes to the sellers and other related parties in an aggregate principal amount of $700,000, as described more fully below, in connection with the Company's acquisition of 100% of the capital stock of HemaBio. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of April 10, 2008, the Wells Fargo prime rate was 5.25%. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. Therefore, the Company's previous default on the Comerica Agreement is resolved, and the Company is no longer in default on its largest debt obligation.

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro requires four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. This note pays interest at 5% annually, and is secured through a security agreement, by all of the assets of HemaBio, and was subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. This note pays interest at 5% annually is also secured by all of the assets of HemaBio, and was subordinate to Comerica.

        The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Mauro, if an event of default occurs, the interest rate on the outstanding obligation increases to 12%. The Company's failure to pay the first installment is an event of default that triggers an increase in the interest rate. Therefore, since August 29, 2007, the Company has accrued interest expense on the outstanding balance of this note at an interest rate of 12%. In addition, in the event of a default, Mr. Mauro has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company has not received any such declaration from Mr. Mauro.

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Adia, if an event of default occurs, Mr. Adia has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company's failure to pay the first installment is an event of default that would entitle Mr. Adia to make such a declaration. The Company has not received any such declaration from Mr. Adia. When the Company acquired HemaBio, two former HemaBio investors, Dr. Lawrence Feldman and Dr. Karen Raben, each held a $250,000 note from HemaBio. Both of these notes require four equal annual installments of $62,500, plus accrued interest, commencing August 29, 2007, until paid and pay interest at 7% annually, and are secured by all of the assets of HemaBio, and were subordinate to Comerica.

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%.

        The foregoing descriptions of the notes and Comerica Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006 and March 28, 2007.

        Finally, the Company also had a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of December 31, 2006, the balance outstanding on this lease was $7,000, all of which was included in current obligations. This lease was fully paid and terminated in January 2007, and had a fixed interest rate of 8.0%.

        Net cash used in operating activities from continuing operations was $143,000 for 2007, compared with net cash provided by of $2,925,000 for 2006, representing a decrease of $3,068,000. The decrease was due to a $1,828,000 loss from continuing operations in 2007 compared to net income of $1,471,000 for 2006, a $1,629,000 decrease in accounts payable, accrued expenses and deferred rent in 2007 compared to a $2,533,000 increase in 2006 and an $88,000 increase in inventories, supplies and prepaid expenses in 2007 compared to a $629,000 decrease in 2006. Partially offsetting these changes was a $1,082,000 decrease in accounts receivable in 2007 compared to a $2,335,000 increase in 2006, and a $622,000 decrease in deferred income taxes in 2007 compared to a $622,000 increase in 2006. The loss from continuing operations was primarily due to i) decreased capacity utilization in California from a decline in whole blood collection volumes, ii) competition in the California market which restricted the Company's ability to pass along cost increases for staff, supplies, fuel, newly mandated blood tests, and regulatory costs, and iii) a decrease in the supply of purchased blood products, resulting in an increase in the cost of these products. The decrease in accounts payable, accrued expenses and deferred rent was partially due to a substantial reduction in year-end accrued bonuses for management and the elimination of a 401(k) match at the end of 2007 as a result of the decline in the Company's performance. In addition, the corporate office move at the end of 2006 caused some delay in some vendor payments, which did not occur in 2007. The increase in inventories, supplies and prepaid expenses was primarily the result of an increase in supply inventory compared to the end of 2006. The decrease in accounts receivable was also the result of the corporate office move at the end of 2006, which delayed the receipt of customer payments due to the change of address. HemaCare's DSO for continuing operations stood at 53 days as of December 31, 2007. The decrease in the valuation of deferred tax assets was the result of the net loss recognized by the Company in 2007 causing management to re-evaluate the future benefit from the Company's net operating loss forwards, which were realized in 2006.

        Cash used for investing activities from continuing operations decreased $1,219,000 in 2007 compared with $2,757,000 for 2006, and is primarily due to a decrease in investment for leasehold improvements in the Company's Van Nuys facility in 2007 compared to 2006.

        Cash provided by financing activities from continuing operations in 2007 was $502,000 compared with $1,957,000 for 2006. In 2007, the Company utilized $475,000 of the Comerica line of credit to supplement operating cash as needed because of the operating losses during the year. The Company utilized $1,944,000 of the Comerica line of credit in 2006 to finance the acquisition of HemaBio and for other asset investments.

        Net cash provided by operating activities from discontinued operations was $292,000 compared with $848,000 used in 2006. Net cash used in investing activities from discontinued operations decreased to $12,000 in 2007 from $3,253,000 used in 2006. The 2006 amount primarily was related to the original acquisition of HemaBio. Finally, net cash provided by financing activities from discontinued operations decreased to zero in 2007 from $500,000 in 2006.

        In December 2006, the Company signed a contract with IDM, a subsidiary of Haemonetics, for a license agreement, support and implementation services associated with a new information technology project to enhance the automation of the Company's blood product operations. This project is expected to take approximately three years to complete, and will involve considerable financial and managerial resources. Management expects the project to costs a total of $2 million, and portions of this project are scheduled for completion in early 2008 with full implementation in 2009. The Company incurred $593,000 in 2007 associated with this project, of which $456,000 is included in plant and equipment on the balance sheet as of December 31, 2007, and $137,000 is included in prepaid expenses on the balance sheet as of December 31, 2007.

        Management anticipates that cash on hand, availability on the Wells Fargo bank line of credit and cash generated by operations will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project.

        The Company's primary sources of liquidity include cash on hand and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. Presently, the Company, and HemaBio, are in default on the four notes related to the HemaBio acquisition. The Company may not have sufficient liquidity to pay any or all of these outstanding obligations if required to do so.

Factors Affecting Forward-Looking Information

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products and demand for the Company's products and services. These statements may also be identified by the use of words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those above in "Item 1A—Risk Factors" or in other filings by the Company with the Securities and Exchange Commission. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

        At December 31, 2007, the Company had $3,200,000 of debt, of which $700,000 is from notes payable with fixed interest rates, and $2,500,000 on the Company's Comerica working capital line of credit. The interest rate payable on this line of credit is based upon the prime interest rate, as is the interest rate payable under the Wells Agreement. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $25,000.

        In the normal course of business, the Company also faces risks that are either non-financial or not quantifiable, including those risks described above in "Item 1A—Risk Factors."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3 to F-25.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T)    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures may not bebe effective at the reasonable assurance level described below in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. Management is not aware any specific control weakness that resulted in a material misstatement in the Company's financial statements, and management does not believe any of its financial statements contain any material misstatements.

  (b)
  Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals in the United States of America ("GAAP").

        The Company's internal control over financial reporting includes those policies and procedures that: i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements.

        The Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure controls and procedures, or the Company's internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company's internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

        A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has not completed a comprehensive test of material high risk internal controls to confirm these controls are effective. Based on this limited evaluation, management cannot conclude that as of December 31, 2007 the Company's internal control over financial reporting are effective because of the following: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company's financial statements, and (d) the Company has not completed a comprehensive test of material high risk internal controls to confirm these controls are effective.

        Management does not believe any of its financial statements contain a material error as a result of any material weakness in internal controls.

  (c)
  Remediation of Material Weakness in Internal Control Over Financial Reporting

        The Company has engaged in, and will continue to engage in remediation efforts to address the material weakness in its internal control over financial reporting. Specific actions which have been or will be taken are outlined below:

        The Company has:

  •
  developed a list of identified control weaknesses;

  •
  developed action plans to correct each identified weakness;

  •
  held meetings to discuss the allocation of resources and timelines to complete each action plan;

  •
  instituted other mitigating controls over revenue recognition and over the use of spreadsheets to enhance the control environment pertaining to these areas of material weakness; and

  •
  evaluated and standardized SOX testing and controls.

        The Company will assess the need to take additional actions including, but not limited, to the following:

  •
  evaluate accounting and control systems to identify opportunities for enhanced controls;

  •
  recruit and hire additional staff to provide greater segregation of duty;

  •
  evaluate the need for other employee changes;

  •
  expand executive management's ongoing communications regarding the importance of adherence to internal controls and company policies;

  •
  implement an internal auditing function at HemaCare and its subsidiaries; and

  •
  evaluate such other actions as the Company's advisors may recommend.

        There was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended December 31, 2007 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of April 10, 2008, the Wells Fargo prime rate was 5.25%. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference from the section entitled "Proposal 1—Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

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

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the section entitled "Proposal 1—Election of Directors—Certain Relationships and Related Transactions" contained in the Proxy Statement.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information concerning the Company's principal accountant's fees and services is incorporated herein by reference from the section entitled "Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

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
10.9
Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and HemaCare BioScience, Inc. and Comerica Bank dated September 26, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 29, 2006.
10.9.1
First Modification to Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc., HemaCare BioScience, Inc. and Comerica Bank, dated March 26, 2007, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on March 28, 2007.
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

10.18
Escrow Agreement dated as of August 29, 2006, among HemaCare Corporation, Joseph Mauro, Valentin Adia and U.S. Bank, National Association, incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.19
Promissory Note dated August 29, 2006, in the principal amount of $153,800, of HemaCare Corporation payable to Joseph Mauro, incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.20
Promissory Note dated August 29, 2006, in the principal amount of $46,200, of HemaCare Corporation payable to Valentin Adia, incorporated by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.21*
Employment Agreement dated August 29, 2006, between HemaCare Corporation and Joseph Mauro, incorporated by reference to Exhibit 99.5 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.22*
Employment Agreement dated August 29, 2006, between HemaCare Corporation and Valentin Adia, incorporated by reference to Exhibit 99.6 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.23
Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Lawrence Feldman, incorporated by reference to Exhibit 99.7 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.24
Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Karen Raben, incorporated by reference to Exhibit 99.8 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.25
Letter agreement dated August 29, 2006, among HemaCare Corporation, Teragenix Corporation, Dr. Lawrence Feldman and Dr. Karen Raben, incorporated by reference to Exhibit 99.9 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.26
Select Series License Agreement with Prelude Exhibit dated December 29, 2006, between Information Data Management, Inc. and HemaCare Corporation, incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 5, 2007.
10.27*
First Amendment to Employment Agreement between HemaCare Corporation and Joshua Levy, M.D. dated March 31, 2005 incorporated by reference to Exhibit 10.27 to Form 10-K of the Registrant for the year ended December 31, 2006 filed April 2, 2007.
10.28
Employee Proprietary Information and Inventions Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on November 7, 2007.
10.29
Employee Proprietary Information and Inventions Agreement between Teragenix Corporation and Valentin Adia dated August 29, 2006, incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed on November 7, 2007.
10.30	Noncompetition Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.3 to Form 8-K of the Registrant filed on November 7, 2007.
10.31	Noncompetition Agreement between Teragenix Corporation and Valentin Adia dated August 29, 2006, incorporated by reference to Exhibit 99.4 to Form 8-K of the Registrant filed on November 7, 2007.

10.32	Security Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.5 to Form 8-K of the Registrant filed on November 7, 2007.
10.33	Security Agreement between Teragenix Corporation and Valentin Adia dated August 29, 2006, incorporated by reference to Exhibit 99.6 to Form 8-K of the Registrant filed on November 7, 2007.
10.34	Assignment for the Benefit of Creditors made as of December 4, 2007, incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K filed on December 14, 2007.
10.35	First Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated August 17, 2006.
10.36	Second Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated April 11, 2007.
10.37
Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 24. 2008.
10.38
Indemnification Agreement between HemaCare Corporation and Julian Steffenhagen, executed March 11, 2008, incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 17, 2008.
10.39	Credit and Security Agreement between HemaCare Corporation, Coral Blood Services, Inc., and Wells Fargo Bank, National Association, dated April 10, 2008.
11.	Computation of earnings (loss) per common equivalent share.
14.	Code of Ethics—incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.
21.	Subsidiaries of the Registrant.
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.	Power of attorney (see signature page).
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contracts and compensatory plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008	HEMACARE CORPORATION
	By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jay Steffenhagen, Chief Executive Officer, and Robert S. Chilton, Executive Vice President, Chief Financial Officer and Corporate Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the fourteenth day of April, 2008.

Signature	Title

/s/ JULIAN L. STEFFENHAGEN Julian L. Steffenhagen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT S. CHILTON Robert S. Chilton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEVEN GERBER Steven Gerber	Director
/s/ TERESA SLIGH Teresa Sligh	Director
/s/ TERRY VAN DER TUUK Terry Van Der Tuuk	Director

        All schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of HemaCare Corporation:

        We have audited the accompanying consolidated balance sheets of HemaCare Corporation and subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of (operations) income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
April 11, 2008

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	Reclassified December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$420,000	$623,000
Accounts receivable, net of allowance for doubtful accounts of $302,000 in 2007 and $131,000 in 2006	4,942,000	6,208,000
Product inventories and supplies	1,120,000	1,057,000
Prepaid expenses	508,000	481,000
Assets held for sale	482,000	5,054,000
Deferred income taxes—current	—	560,000
Other receivables	83,000	282,000

Total current assets	7,555,000	14,265,000
Plant and equipment, net of accumulated depreciation and amortization of $4,678,000 in 2007 and $4,359,000 in 2006	4,847,000	4,635,000
Deferred income taxes—long-term	—	62,000
Other assets	92,000	85,000

	$12,494,000	$19,047,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,728,000	$3,124,000
Accrued payroll and payroll taxes	1,115,000	1,503,000
Other accrued expenses	202,000	1,017,000
Liabilities related to assets held for sale	2,046,000	929,000
Current obligation under capital leases	—	7,000
Current obligations under notes payable	2,700,000	2,200,000

Total current liabilities	8,791,000	8,780,000

Obligations under notes payabe, net of current portion	—	25,000
Deferred rent	631,000	389,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 8,799,955 issued and outstanding in 2007 and 8,495,955 in 2006	15,717,000	14,710,000
Accumulated deficit	(12,645,000)	(4,857,000)

Total shareholders' equity	3,072,000	9,853,000

	$12,494,000	$19,047,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME

For the Two Years Ended December 31,

	2007	Reclassified 2006
Revenues
Blood products	$26,752,000	$27,245,000
Blood services	7,414,000	7,475,000

Total revenue	34,166,000	34,720,000
Operating costs and expenses
Blood products	23,403,000	22,747,000
Blood services	5,605,000	5,654,000

Total operating costs and expenses	29,008,000	28,401,000
Gross profit	5,158,000	6,319,000
General and administrative expenses	6,340,000	5,394,000

(Loss) income from continuing operations before income taxes	(1,182,000)	925,000
Provision (benefit) for income taxes	646,000	(546,000)

(Loss) income from continuing operations	(1,828,000)	1,471,000
Discontinued Operations
(Loss) income from discontinued operations before income taxes	(5,956,000)	409,000
Provision for income taxes	4,000	29,000

(Loss) income on discontinued operations including loss on disposal of $5,688,000	(5,960,000)	380,000

Net (loss) income	$(7,788,000)	$1,851,000

(Loss) income per share
Basic
Continuing Operations	$(0.21)	$0.18

Discontinued Operations	$(0.69)	$0.04

Total	$(0.90)	$0.22

Diluted
Continuing Operations	$(0.21)	$0.16

Discontinued Operations	$(0.69)	$0.04

Total	$(0.90)	$0.20

Weighted average shares outstanding—basic	8,687,000	8,265,000

Weighted average shares outstanding—diluted	8,687,000	9,095,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2007 and 2006

	Common Stock
			Accumulated Deficit
	Shares	Amount		Total
Balance as of December 31, 2005	8,196,000	$13,696,000	$(6,708,000)	$6,987,000
Stock options exercised	14,000	13,000	—	13,000
Issuance of common stock for HemaCare BioScience, Inc. aquisition	286,000	543,000	—	543,000
Share-based compensation expense	—	458,000	—	458,000
Net income	—	—	1,851,000	1,851,000

Balance as of December 31, 2006	8,496,000	$14,710,000	$(4,857,000)	$9,853,000
Stock options exercised	56,000	34,000		34,000
Issuance of common stock for HemaCare BioScience, Inc. acquisition	248,000	657,000		657,000
Share-based compensation expense		316,000		316,000
Net loss			(7,788,000)	(7,788,000)

Balance as of December 31, 2007	8,800,000	$15,717,000	$(12,645,000)	$3,072,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2007	Reclassified 2006
Cash flows from operating activities:
Net (loss) income	$(7,788,000)	$1,851,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	5,960,000	(380,000)
Provision for bad debts	184,000	63,000
Change in valuation of deferred tax assets	622,000	(622,000)
Depreciation and amortization	1,004,000	798,000
Gain or loss on disposal of assets	2,000	28,000
Share-based compensation	316,000	459,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,082,000	(2,335,000)
(Increase) decrease in inventories, supplies and prepaid expenses	(88,000)	629,000
Decrease (increase) in other receivables	199,000	(99,000)
Increase in other assets	(7,000)	—
(Decrease) increase in accounts payable, accrued expenses and deferred rent	(1,629,000)	2,533,000

Net cash (used in) provided by operating activities	(143,000)	2,925,000
Cash flows from investing activities:
Proceeds from sale of plant and equipment	10,000	9,000
Purchases of plant and equipment	(1,229,000)	(2,766,000)

Net cash used in investing activities	(1,219,000)	(2,757,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	34,000	13,000
Principal payments on capitalized leases	(7,000)	(81,000)
Proceeds from line of credit	475,000	2,025,000

Net cash provided by financing activities	502,000	1,957,000

Net cash (used in) provided by ongoing operations	(860,000)	2,125,000
Cash Flows—Discontinued Operations
Net cash provided by (used in) operating activities	292,000	(848,000)
Net cash used in investing activities	(12,000)	(3,253,000)
Net cash provided by financing activities	—	500,000

Net cash provided by (used in) discontinued operations	280,000	(3,601,000)

Decrease in cash and cash equivalents	(580,000)	(1,476,000)
Cash and cash equivalents at beginning of period	1,136,000	2,612,000

Cash and cash equivalents at end of period	$556,000	$1,136,000

Supplemental disclosure:
Interest paid	$173,000	$32,000

Income taxes paid	$165,000	$58,000

Items not affecting cash flow:
Teragenix Acquisition
Common stock issued to sellers	$657,000	$—

Notes issued to sellers	$—	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1—Organization

        HemaCare Corporation ("HemaCare or the "Company"), along with its wholly-owned subsidiary Coral Blood Services, Inc., collects, processes and distributes blood products to hospitals and research related organizations in the United States, and has operations in Southern California, and Mid-Atlantic United States. In 2006, HemaCare acquired 100% of the capital stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. ("HemaBio"). On November 5, 2007, the Board of Directors of HemaBio decided to close all operations of HemaBio.

Note 2—Summary of Accounting Policies

        Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also impact the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        Revenues and Accounts Receivable:    Revenues are recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as current liability on the balance sheet. Blood services revenues consist primarily of mobile therapeutics sales, while blood products revenues consist primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectibility.

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations in both 2007 and 2006. The Company recorded reserves for obsolete inventory for discontinued operations of $1,341,000 and $736,000, as of December 31, 2007 and 2006, respectively.

        Inventories are comprised of the following as of December 31,

	2007	As Reclassified 2006
Continuing Operations
Supplies	$839,000	$772,000
Blood products	281,000	285,000

Total continuing operations	1,120,000	1,057,000

Discontinued Operations
Blood products	90,000	204,000

Total discontinued operations	90,000	204,000

Total	$1,210,000	$1,261,000

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

        Income Taxes:    The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. As of the end of 2006, management determined that $622,000 of deferred tax asset was likely to be realized, and therefore reduced the valuation reserve for deferred tax assets, along with the corresponding benefit from income taxes in the accompanying period. The Company increased the valuation allowance in 2007 to 100%, resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2007, and a related charge to the provision for income taxes.

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of FIN No. 48. The oldest tax year that remains open to possible evaluation and interpretation of the Company's tax position is 1995.

        Per Share Data:    Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options and warrants.

        Interest Expense:    During the years ended December 31, 2007 and 2006, the Company incurred interest expense of $197,000 and $50,000, for continuing operations and $55,000 and $9,000 for discontinued operations, respectively.

        Reclassification:    Certain prior year amounts have been reclassified to conform to the current year presentation. In November 2007, the Board of Directors of HemaBio closed its Florida-based research blood products operation. Accordingly, the financial results for this operation have been reported as discontinued operations, and this subsidiary's assets and liabilities as held for sale, in the consolidated financial statements as of December 31, 2007. Since the consolidated financial statements for the year ended December 31, 2006 previously reported the assets and liabilities of HemaBio as part of continuing operations, the financial results, assets and liabilities for HemaBio have been reclassified to reflect the change in the status of HemaBio as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets. The following reconciles the originally reported 2006 financial statements, with those presented along with the 2007 financial statements:

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME COMPARISON
Reclassification 2006

	As Reported	Discontinued Operations	As Reclassified
Revenues:
Blood products	$29,009,000	$1,764,000	$27,245,000
Blood services	7,475,000	—	7,475,000

	36,484,000	1,764,000	34,720,000

Operating costs and expenses:
Blood products	24,101,000	1,354,000	22,747,000
Blood services	5,654,000	—	5,654,000

	29,755,000	1,354,000	28,401,000

Gross Profit	6,729,000	410,000	6,319,000
General and administrative expenses	5,395,000	1,000	5,394,000

Income from continuing operations before income taxes	1,334,000	409,000	925,000

(Benefit) provision for income taxes	(517,000)	29,000	(546,000)

Income from continuing operations	$1,851,000	$380,000	$1,471,000
Discontinued Operations
Income from discontinued operations before income taxes	—		409,000
Provision for income taxes	—		29,000

Income on discontinued operations	—		380,000

Net Income	$1,851,000		$1,851,000

Net income per share
Basic
Continuing Operations	$.22		$.18

Discontinued Operations	$—		$.04

Total	$.22		$.22

Diluted
Continuing Operations	$.20		$.16

Discontinued Operations	$—		$.04

Total	$.20		$.20

Weighted average shares outstanding—basic	8,265,000		8,265,000

Weighted average shares outstanding—diluted	9,095,000		9,095,000

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEET
Reclassification 2006

	As Reported	Discontinued Operations	As Reclassified
Assets
Current assets:
Cash and cash equivalents	$1,136,000	$(513,000)	$623,000
Accounts receivable, net of allowance for doubtful accounts of $141,000 as reported, $10,000 discontinued operations, and $131,000 as reclassifiied	6,766,000	(558,000)	6,208,000
Product inventories and supplies	1,261,000	(204,000)	1,057,000
Prepaid expenses	512,000	(31,000)	481,000
Assets held for sale	—	5,054,000	5,054,000
Deferred income taxes	560,000	—	560,000
Other receivables	293,000	(11,000)	282,000

Total current assets	10,528,000	3,737,000	14,265,000
Plant and equipment, net of accumulated depreciation and amortization of $4,376,000 as reported, $17,000 discontinued operations, and $4,359,000 as reclassified	4,778,000	(143,000)	4,635,000
Deferred income taxes—long term	62,000	—	62,000
Goodwill	3,578,000	(3,578,000)	—
Other assets	101,000	(16,000)	85,000

Total Assets	$19,047,000	$—	$19,047,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	3,414,000	(290,000)	3,124,000
Accrued payroll and payroll taxes	1,572,000	(69,000)	1,503,000
Other accrued expenses	587,000	(70,000)	517,000
Obligation under acquisition agreement	500,000	—	500,000
Liabilities related to assets held for sale	—	929,000	929,000
Current obligations under capital leases	7,000	—	7,000
Current obligations under line of credit	2,025,000	—	2,025,000
Current obligations under notes payable	175,000	—	175,000

Total current liabilities	8,280,000	500,000	8,780,000

Notes payable, net of current portion	525,000	(500,000)	25,000
Deferred Rent	389,000	—	389,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 8,495,955 issued and outstanding in 2006	14,710,000	—	14,710,000
Accumulated deficit	(4,857,000)	—	(4,857,000)

Total shareholders' equity	9,853,000	—	9,853,000

Total Liabilities and Equity	$19,047,000	$—	$19,047,000

        Share-Based Compensation:    In accordance with SFAS No. 123R, "Share-based Payment: An amendment of FASB Statements No. 123 and 95" ("SFAS 123R"), the Company started in 2006 to recognize compensation expense related to stock options granted to employees. For 2007, the Company recognized share-based compensation expense on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with SFAS No 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

        The Company's assessment of the estimated fair value of the stock options granted is affected by the price of the Company's common stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of stock options granted. Generally, the calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

  (a)
  expected volatility of the common stock price, which was determined based on historical volatility of the Company's common stock;

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

        Going Concern:    As a result of the significant losses the Company recognized over the past twelve months, and the prospects for an improvement in profits over the next twelve months, the Company has carefully assessed its anticipated cash needs for the next twelve months. The Company has adopted an operating plan to manage the costs of its capital expenditures and operating activities along with its revenues in order to meet its working capital needs. The Company recently entered into a new credit agreement with Wells Fargo which should provide additional resources to finance future obligations. Although the Company believes that it has sufficient working capital and sufficient availability under the new credit agreement to conduct its operations and meet its current obligations for the next twelve months, it makes no assurance that it will be able to do so. Accordingly, the accompanying consolidated financial statements are presented on the basis that the Company is a going concern.

Recent Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 was effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB also issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

        In February 2007, FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The issuance of FAS 159 did not impact the Company's consolidated financial statements for fiscal 2007.

        In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 110, which expresses the views of the SEC staff regarding the use of a simplified method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123R, the Company elected to use, and are currently using, the simplified method to estimate the expected term. The Company is evaluating whether or not to continue to use the simplified method, which will depend upon whether or not sufficient exercise history exists upon which to base an estimate, in addition to how easily peer group information may be obtained. The issuance of SAB 110 did not impact the Company's consolidated financial statements for fiscal 2007.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R retains certain fundamental requirements of SFAS No. 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the issuance of SFAS No. 141R will have an impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes accounting and reporting for noncontrolling interests, referred to in current GAAP as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, noncontrolling interests shall be reported as equity in the consolidated financial statements. On the statement of operations, SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, thereby eliminating diversity in practice and providing transparency in disclosure. SFAS No. 160 also simplifies accounting standards by establishing a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation; and requires that, when a subsidiary is deconsolidated, a parent will recognize gain or loss in net income. SFAS No. 160 further requires expanded disclosures surrounding the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the issuance of SFAS No. 160 will have an impact on its consolidated financial statements.

Note 3—Discontinued Operations

        In the first six months of 2007, HemaBio, produced significantly lower earnings than anticipated by the Company and HemaBio's management team. In the third quarter of 2007, HemaBio's management team projected a net loss from operations of approximately $300,000, and projected further losses for the fourth quarter of 2007 as well. On November 2, 2007, HemaBio received letters of resignation from Mr. Joseph Mauro, HemaBio's President, and Mr. Valentin Adia, HemaBio's Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the "good reason" provisions of their employment agreements. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined that HemaBio's business could not operate successfully because i) HemaBio was always operated as a separate and independent business from the Company, ii) HemaBio's employees, principally Mr. Mauro and Mr. Adia, possessed all knowledge of HemaBio's suppliers, markets and customers, iii) without senior management there were no other individuals at HemaBio who could run the business and find a pathway to future profitability, iv) none of the Company's management were available, nor possessed the knowledge, to take over the responsibility to run HemaBio, and v) the projected operating losses at HemaBio were growing, and HemaBio did not have sufficient financial resources to operate for the time period required to recruit, hire and train new management. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio's creditors to close all operations of HemaBio, effective November 5, 2007.

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors.

        Per Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with all closure related costs have been recorded in the current period. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations:

	2007 December 31,	2006 December 31,
Assets Held for Sale
Cash and cash equivalents	$136,000	$513,000
Accounts receivable, net of allowance for doubtful accounts of $133,000 in 2007 and $10,000 in 2006	210,000	558,000
Product inventories and supplies	90,000	204,000
Prepaid expenses	—	31,000
Other receivables	7,000	11,000
Plant and equipment, net of accumulated depreciation and amortization of $133,000 in 2007 and $17,000 in 2006	39,000	143,000
Goodwill	—	3,578,000
Other assets	—	16,000

Total assets held for sale	$482,000	$5,054,000

Liabilities related to assets held for sale
Accounts payable	$832,000	$290,000
Accrued payroll and payroll taxes	603,000	69,000
Other accrued expenses	111,000	70,000
Current obligations under notes payable	500,000	—
Notes payable, net of current portion	—	500,000

Total liabilities related to assets held for sale	$2,046,000	$929,000

        Per the American Institute of Certified Public Accountants Statements of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, an entity shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since no conveyance of assets, settlement with creditors or court action granting HemaBio relief from any creditors claims has been obtained, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

Note 4—Allowance for Doubtful Accounts

        The Company periodically reviews the outstanding balances owed by its customers. Generally, the Company recognizes an allowance for doubtful accounts for any balances owed that are 90 days or more past due based on the invoice date, unless substantial evidence exists that the receivable is collectable, such as subsequent cash collection. In addition, balances less than 90 days past due are reserved based on the Company's recent bad debt experience.

        Increases of $184,000 and $56,000 were reflected in the allowance for doubtful accounts for continuing operations for 2007 and 2006, respectively. In 2007 this increase was as a result of a combination of events. A delay in the approval of the California State budget resulted in slow payments from customers with a high concentration of Medi-Cal patients. Additionally, turnover in the credit and collections staff of the Company slowed down collections during the second half of the year. In addition, the majority of the additional allowance in 2007 was related to one customer. For 2006, the increase was mostly as a result of delays in cash collections associated with the move of the corporate offices in November 2006. Write-offs against the allowance for doubtful accounts totaled $13,000 and

$7,000 for the years ended December 31, 2007 and 2006, respectively. The Company will write-off a receivable when collection efforts are terminated and the probability of collection is very low.

Note 5—Plant and Equipment

        Plant and equipment consists of the following:

	December 31, 2007	Reclassified December 31, 2006
Continuing Operations:
Furniture, fixtures and equipment	$7,347,000	$7,006,000
Leasehold improvements	2,178,000	1,988,000

	9,525,000	8,994,000
Less accumulated depreciation and amortization	(4,678,000)	(4,359,000)

Total continuing operations:	$4,847,000	$4,635,000

Discontinued Operations:
Furniture, fixtures and equipment	172,000	160,000
Leasehold improvements	—	—

Less accumulated depreciation and amortization	(133,000)	(17,000)

Total discontinued operations	$39,000	$143,000
Total plant and equipment:	$4,886,000	$4,778,000

        Depreciation expense for continuing operations for 2007 and 2006 was $1,004,000 and 798,000 respectively, and for discontinued operations, $116,000 and $17,000 for 2007 and 2006 respectively.

Note 6—Line of Credit and Notes Payable

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica to provide a working capital line of credit. The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest is payable monthly at a rate of prime minus 0.25%. As of December 31, 2007, the rate associated with this credit facility was 7.00%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of December 31, 2007, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

        The Comerica Agreement provides, among other things, that in the event the Company failed to observe any covenants in the Agreement, or permitted a default in any material agreement to which the Company is a party with third parties that results in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of

September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of December 31, 2007, the Company's covenant violations remained, and Comerica had not provided a waiver. In addition, as September 19, 2007, the Company was in default on notes to the sellers and other related parties in an aggregate principal amount of $700,000, as described more fully below, in connection with the Company's acquisition of 100% of the capital stock of HemaBio. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of April 10, 2008, the Wells Fargo prime rate was 5.25%. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. Therefore, the Company's previous default on the Comerica Agreement is resolved, and the Company is no longer in default on its largest debt obligation.

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro requires four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. This note pays interest at 5% annually, and is secured through a security agreement, by all of the assets of HemaBio, and is subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia, requires four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. This note pays interest at 5% annually is also secured by all of the assets of HemaBio, and is subordinate to Comerica.

        The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Mauro, if an event of default occurs, the interest rate on the outstanding obligation increases to 12%. The Company's failure to pay the first installment is an event of default that triggers an increase in the interest rate. Therefore, since August 29, 2007, the Company has accrued interest expense on the outstanding balance of this note at an interest rate of 12%. In addition, in the event of a default, Mr. Mauro has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company has not received any such declaration from Mr. Mauro.

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Adia, if an event of default occurs, Mr. Adia has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company's failure to pay the first installment is an event of default that would entitle Mr. Adia to make such a declaration. The Company has not received any such declaration from Mr. Adia. When the Company acquired

HemaBio, two former HemaBio investors, Dr. Lawrence Feldman and Dr. Karen Raben, each held a $250,000 note from HemaBio. Both of these notes require four equal annual installments of $62,500, plus accrued interest, commencing August 29, 2007, until paid and pay interest at 7% annually, and are secured by all of the assets of HemaBio, and were subordinate to Comerica.

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%.

        The foregoing descriptions of the notes and Comerica Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006 and March 28, 2007.

        Finally, the Company also had a capital equipment lease with GE Capital used to finance the acquisition of vehicles. As of December 31, 2006, the balance outstanding on this lease was $7,000, all of which was included in current obligations. This lease was fully paid and terminated in January 2007, and had a fixed interest rate of 8.0%.

        Future minimum payments under the line of credit and notes payable are as follows:

Year ending	Continuing Operations	Discontinued Operations	Total
December 31, 2008	$2,700,000	$500,000	$3,200,000

Note 7—Leases

        The Company leases its facilities and certain equipment under operating leases that expire through the year 2017.

        Future minimum rentals under operating leases are as follows:

Years ending December 31,	Operating
2008	712,000
2009	748,000
2010	757,000
2011	773,000
2012	631,000
Thereafter	2,531,000

Total:	$6,152,000

        For continuing operations total rent expense under all operating leases was $893,000 and $701,000 for the years ended December 31, 2007 and 2006, respectively. For discontinued operations, total rent expense was $493,000, including disposal costs of $327,000, for the year ended December 31, 2007 and $32,000 for the year ended December 31, 2006.

        Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

        On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility starts at approximately $36,000 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term and for increases in the cost of common area maintenance. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 7,200 square feet to this lease intended to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. The Company invested approximately $2.1 million in tenant improvements in the new facility. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

        The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The Company allocates on a straight-line basis the total lease payments, including rent escalation, abated rent, and tenant improvement reimbursement, over the term of the lease. As a result, the Company will recognize approximately $41,000 in monthly rent expense over the term of the lease. As of December 31, 2007, the Company recognized $5,000 in deferred rent associated with this lease to be utilized over the twelve month period ended December 31, 2008. This amount is included in other accrued expenses on the balance sheet. As of December 31, 2007, the Company recognized $631,000 representing the balance of the deferred rent associated with this lease, included in other long-term liabilities on the balance sheet.

        The Company had a capital equipment lease with GE Capital Healthcare Financial Services used to finance the acquisition of vehicles. The outstanding balance on this lease as of December 31, 2006 was $7,000, which was paid during 2007.

Note 8—Goodwill

        The Company periodically evaluates the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of any respective business unit, and an assessment of the fair value of the business. The Company uses the income approach, along with other standard analytical approaches, to estimate the fair value of goodwill. The income approach involves estimating the present value of future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. This requires the use of management estimates and assumptions, such as assumptions on growth rates for revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. Assumptions on discount rates and terminal growth rates are also used to determine fair value. Given the subjectivity involved in deriving these estimates in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of goodwill. In 2007, the Company recognized a goodwill impairment charge of $4,259,000 related to the closure of HemaBio, representing 100% of the goodwill book value.

Note 9—Income Taxes

        The provision for income taxes for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current taxes:
Federal	$—	$44,000
State	24,000	32,000

	24,000	76,000
Deferred taxes:
Federal	622,000	(622,000)
State	—	—

	622,000	(622,000)

Provision for income taxes—continuing operations	$646,000	$(546,000)
Provision (benefit) for income taxes—discontinued operations	4,000	29,000

	$650,000	$(517,000)

        Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Income tax expense at federal statutory rate	$(2,443,000)	$436,000
State income taxes, net of federal benefit	24,000	67,000
Change in valuation allowance	2,822,000	(1,039,000)
Permanent differences	34,000	19,000
Change in deferred tax asset and other	213,000	—

Income tax expense (benefit):	$650,000	$(517,000)

        The Company recognized no net deferred tax asset at December 31, 2007 and a $622,000 deferred tax asset as of December 31, 2006. The components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
Current:
Accounts receivable reserve	$151,000	$62,000
Accrued expenses and other	424,000	498,000

Total deferred tax asset	575,000	560,000
Noncurrent:
Net operating loss carryforward	2,905,000	952,000
Depreciation and amortization	243,000	275,000
Contribution carryover	—	—
Tax credit carryforward	531,000	596,000
Other	346,000	(71,000)
Valuation allowance	(4,600,000)	(1,690,000)

	(575,000)	62,000

	$0	$622,000

        A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized. Management performed an extensive analysis of the future trends, risks and uncertainties associated with the business. Some of the factors considered included: i) possible changes in government regulation, ii) possible changes in Medicare reimbursement for the blood products or services provided by the Company, iii) changes in strategies employed by the Company's competition, and iv) changes is medical technology that could alter the utilization patterns for the Company's products and services.

        In 2006, based on this analysis, management estimated that it was more likely than not that only $622,000 of the available net operating loss carryforwards of $2.6 million would be utilized in future periods. Therefore management reduced the deferred tax asset valuation reserve accordingly, which resulted in an income tax benefit for 2006.

        The Company determined at the end of 2007 that, based on recent operating results, it was unlikely that the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets.

        As of December 31, 2007, the value of the Company's federal and state net operating loss carryforwards were $8.4 million and $6.7 million, respectively. The ability for the Company to utilize the available federal net operating loss is scheduled to expire over time starting in 2010 and ending in 2027. The ability for the Company to utilize the available state net operating loss is scheduled to expire over time starting in 2008 and ending 2027.

        Utilization of our net operating loss may be subject to substantial annual limitation as a result from a change in ownership as provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss before utilization.

Note 10—Shareholders' Equity

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

        On May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan ("2006 Plan") since the 1996 Plan expired in July 2006. The following is a summary of the 2006 Plan:

        Background and Purpose.    The primary purpose of the 2006 Plan is to encourage ownership in our company by key personnel whose long-term service is considered essential to our continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.

        Eligible Participants.    Awards may be granted under the 2006 Plan to any of our employees, directors, or consultants or company affiliates. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of us or a related corporation.

        Number of Shares of Common Stock Available.    A total of 1,200,000 shares of common stock have been reserved for issuance under the 2006 Plan. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,200,000. If an award is cancelled, terminates, expires, or lapses for any reason without having been fully exercised or vested, or is settled for less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled, or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2006 Plan. In addition, if the experiences a stock dividend, reorganization, or other change in capital structure, the administrator may, in its discretion, adjust the number of shares available for issuance under the 2006 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number limitations included in the 2006 Plan will also adjust appropriately upon such event.

        The table below summarizes stock option transactions for 2006 and 2007:

	2007		2006
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,836,000	$1.27	1,501,000	$0.99
Granted	275,000	$1.79	365,000	$2.41
Exercised	(56,000)	$(.61)	(14,000)	$(0.90)
Forfeited	(175,000)	$(1.66)	0	$0
Expired	(49,000)	$(1.94)	(16,000)	$(0.80)

Outstanding at end of year	1,831,000	$1.32	1,836,000	$1.27

Exercisable at end of year	1,547,000	$1.29	1,392,000	$1.14

        The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price
	Shares	Life	Price	Shares	Price
$0.18 to $0.75	582,000	1.9 years	$0.50	582,000	$0.50
$0.76 to $1.50	739,000	6.0 years	$1.17	543,000	$1.21
$1.51 to $2.50	360,000	5.0 years	$2.35	272,000	$2.36
$2.51 to $2.71	150,000	9.2 years	$2.68	150,000	$2.68

	1,831,000	4.7 years	$1.32	1,547,000	$1.29

        As of December 31, 2007, the total aggregate intrinsic value of all fully vested stock options, and of all stock options outstanding, is $10,220 and $10,220, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC's staff's position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values.

        In 2007, the Company's share-based compensation expense under the provisions of SFAS 123R during the twelve months ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2007	2006
Weighted average fair value at date of grant for options granted during the period	$1.41	$2.15
Weighted average fair value for options exercised during the period	$0.16	$0.85
Weighted average fair value for options vested during the period	$1.28	$1.36
Risk-free interest rates	5.0%	5.0%
Expected stock price volatility	133.2%	95.3%
Expected dividend yield	0.0%	0.0%
Expected forfeitures	6.1%	0.0%
Expected Option Term	6 years	10 years

        For the twelve months ended December 31, 2007, the Company recognized non-cash share-based compensation costs of $316,000, as a result of the adoption of SFAS 123R, increasing the loss before taxes and net loss by this amount.

        The following summarizes the activity of the Company's stock options that have not vested for the year ended December 31, 2007:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	444,000	$0.14
Granted	275,000	1.41
Vested	(260,000)	1.28
Canceled	(175,000)	0.31

Nonvested at December 31, 2007	284,000	$0.93

        As of December 31, 2007, the unrecognized compensation cost related to nonvested awards is $200,000 with a weighted-average period over which such unrecognized compensation is expected to be recognized of 2.8 years.

        As of December 31, 2007, there are 1,547,000 fully vested stock options outstanding with a weighted average fair value of $1.29 and an average contractual term of 4.4 years.

Note 11—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2007	2006
Net (loss) income from continuing operations	$(1,828,000)	$1,471,000
Weighted average shares outstanding	8,687,000	8,265,000
Net effect of diluted options and warrants	—	830,000

Weighted average dilutive shares outstanding	8,687,000	9,095,000

(Loss) earnings per share from continuing operations—diluted	$(0.21)	$0.16

Net (loss) income from discontinued operations	$(5,960,000)	$380,000

Earnings (loss) per share from discontinued operations—diluted	$(0.69)	$0.04
Net (loss) income:	$(7,788,000)	$1,851,000

(Loss) earnings per share—diluted	$(0.90)	$0.20

Note 12—Concentration of Credit Risk

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2007 and December 31, 2006, the Company had uninsured cash and cash equivalents of $337,000 and $832,000, respectively.

Note 13—401(k) Profit Sharing Plan

        The HemaCare Corporation 401(k) Profit Sharing Plan (the "401(k) Plan") qualifies, in form, under Section 401(k) of the Internal Revenue Code. The Company contributed $145,000 in 2007 in matching contributions for the 2006 plan year. Due to the losses sustained during 2007, the Company decided not to make a matching contribution for the 2007 plan year.

Note 14—Commitments and Contingencies

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

Note 15—Concentration Risk

        The Company provides products and services to healthcare providers, hospitals and other organizations, all of which are referred to as "customers" for purposes of identifying concentration risk in this section. During 2007, three customers represented more than 10% of the Company's total revenue from continuing operations. Two customers accounted for approximately 14% of total revenue each. Their accounts receivable balances on December 31, 2007 were $758,000 and $838,000 respectively. The third customer accounted for 11%. This customer's accounts receivable balance was $548,000 on December 31, 2007. The next largest customer accounted for approximately 6% of total revenue. The Company's ten largest customers accounted for 65% of total revenues. The Company has no relationship with any of these customers other than as a provider of blood products and services.

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

        During 2007, the Company received goods and services from one major vendor that represented approximately 10% of the Company's total costs from continuing operations. This vendor, who had an accounts payable balance with the Company of $609,000 on December 31, 2007, provides products that support the Company's cell separation equipment used by both the blood products and blood services segments. The next largest vendor, who represents approximately 9% of total costs, provides laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 16—Subsequent Events

        On April 10, 2008, the Company, together with the Company's subsidiaries Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million, with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of April 10 2008, the Wells Fargo prime rate was 5.25%. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

        Upon closing of the Wells Agreement, the Company used the available proceeds to pay off the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. Therefore, the Company's previous default on the Comerica Agreement was resolved, and the Company was no longer in default on its largest debt obligation. The Company's default on the notes to Mr. Mauro and Mr. Adia remain unresolved, and HemaBio's default on notes to Drs. Feldman and Raben, also remain unresolved.

QuickLinks

TABLE OF CONTENTS
PART I
PART I
  ITEM 1. BUSINESS
  ITEM 1A RISK FACTORS
  ITEM 1B UNRESOLVED STAFF COMMENTS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6 SELECTED FINANCIAL DATA
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED (In Thousands, Except Per Share Data)
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T) CONTROLS AND PROCEDURES
  ITEM 9B OTHER INFORMATION
PART III
  ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11 EXECUTIVE COMPENSATION
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME For the Two Years Ended December 31,
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 2007 and 2006
HEMACARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31,
HEMACARE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007
HEMACARE CORPORATION CONSOLIDATED STATEMENTS OF INCOME COMPARISON Reclassification 2006
HEMACARE CORPORATION CONSOLIDATED BALANCE SHEET Reclassification 2006