Form 10-Q
period 2008-03-31
HEMACARE CORP /CA/
filed 2008-05-15
CIK 801748

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-15223

HEMACARE CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3280412 (I.R.S. Employer Identification No.)
15350 Sherman Way, Suite 350 Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)
(818) 226-1968 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 2, 2008, 9,680,339 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED
MARCH 31, 2008

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$570,000	$420,000
Accounts receivable, net of allowance for doubtful accounts of $279,000 in 2008 and $302,000 in 2007	4,989,000	4,942,000
Product inventories and supplies	1,336,000	1,120,000
Prepaid expenses	443,000	508,000
Assets held for sale	521,000	482,000
Other receivables	103,000	83,000

Total current assets	7,962,000	7,555,000
Plant and equipment, net of accumulated depreciation and amortization of $4,927,000 in 2008 and $4,678,000 in 2007	4,701,000	4,847,000
Other assets	107,000	92,000

	$12,770,000	$12,494,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,834,000	$2,728,000
Accrued payroll and payroll taxes	896,000	1,115,000
Other accrued expenses	202,000	202,000
Liabilities related to assets held for sale	2,085,000	2,046,000
Current obligations under notes payable	2,700,000	2,700,000

Total current liabilities	8,717,000	8,791,000
Other long-term liabilities	631,000	631,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 9,564,955 issued and outstanding in 2008 and 8,799,955 in 2007	15,980,000	15,717,000
Accumulated deficit	(12,558,000)	(12,645,000)

Total shareholders' equity	3,422,000	3,072,000

	$12,770,000	$12,494,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

For the Three Months Ended March 31,

	2008	Reclassified 2007
Revenues
Blood products	$6,672,000	$6,487,000
Blood services	1,936,000	1,867,000

Total revenue	8,608,000	8,354,000
Operating costs and expenses
Blood products	5,766,000	5,779,000
Blood services	1,337,000	1,418,000

Total operating costs and expenses	7,103,000	7,197,000
Gross profit	1,505,000	1,157,000
General and administrative expenses	1,413,000	1,474,000

Income (loss) from continuing operations before income taxes	92,000	(317,000)
Provision for income taxes	5,000	—

Income (loss) from continuing operations	87,000	(317,000)
Discontinued Operations
Loss from discontinued operations	—	(30,000)

Net income (loss)	$87,000	$(347,000)

Income (loss) per share
Basic
Continuing Operations	$0.01	$(0.04)

Discontinued Operations	$—	$—

Total	$0.01	$(0.04)

Diluted
Continuing Operations	$0.01	$(0.04)

Discontinued Operations	$—	$—

Total	$0.01	$(0.04)

Weighted average shares outstanding—basic	8,909,000	8,496,000

Weighted average shares outstanding—diluted	9,053,000	8,496,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2008	Reclassified 2007
Cash flows from operating activities:
Net income (loss)	$87,000	$(347,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from Discontinued Operations	—	30,000
Provision for bad debts	(23,000)	39,000
Depreciation and amortization	253,000	234,000
Loss on disposal of assets	3,000	—
Share-based compensation	41,000	116,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(24,000)	1,078,000
(Increase) decrease in inventories, supplies and prepaid expenses	(151,000)	297,000
(Increase) decrease in other receivables	(20,000)	235,000
Increase in other assets	(15,000)	(11,000)
Decrease in accounts payable, accrued expenses and other liabilities	(113,000)	(1,126,000)

Net cash provided by operating activities	38,000	545,000
Cash flows from investing activities:
Investment in goodwill	—	(657,000)
Purchases of plant and equipment	(110,000)	(289,000)

Net cash used in investing activities	(110,000)	(946,000)
Cash flows from financing activities:
Proceeds from sale of common stock	222,000	—
Principal payments on debt and capitalized leases	—	(7,000)
Proceeds from line of credit	—	(25,000)

Net cash provided by (used in) financing activities	222,000	(32,000)

Net cash provided by (used in) Continuing Operations	150,000	(433,000)
Cash Flows—Discontinued Operations
Net cash provided by (used in) operating activities	278,000	(170,000)
Net cash used in investing activities	—	(36,000)

Net cash provided by (used in) Discontinued Operations	278,000	(206,000)

Increase (decrease) in cash and cash equivalents	428,000	(639,000)
Cash and cash equivalents at beginning of period	556,000	1,136,000

Cash and cash equivalents at end of period	$984,000	$497,000

Supplemental disclosure:
Interest paid	$42,000	$48,000

Income taxes paid	$5,000	$85,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

        In the opinion of management, the accompanying (a) consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and its cash flows for the three months ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

        These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 14, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2007 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2007 as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2008. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations in first quarter of 2008 or year ended December 31, 2007. The Company recorded reserves for obsolete inventory for discontinued operations of $1,302,000 as of both March 31, 2008 and December 31, 2007.

        Share-Based Compensation:    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 ("SFAS 123R"), the Company recognizes compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of the balance sheet date, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and (b) compensation cost for all share-based payments granted subsequent to the balance sheet date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

        The Company's assessment of the estimated fair value of the stock options, restricted stock units and restricted stock grants are impacted by the price of the Company's stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of stock options granted. Generally, the calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

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

  (c)
  Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees; and

  (d)
  Expected forfeitures.

        In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on earnings.

        The Company currently uses the 2006 Equity Incentive Plan approved by shareholders at the 2006 annual meeting to grant options, and other share-based awards, since the 1996 Stock Incentive Plan expired in 2006. At the March 19, 2008 meeting of the Board of Directors, the non-employee directors were awarded their 2008 annual options utilizing the closing stock price on March 19, 2008, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $8,000 of share-based compensation for the first quarter of 2008 utilizing the Black-Scholes valuation model. In addition, the Board of Directors awarded stock options, restricted stock units and restricted stock grants during the first quarter of 2008 to members of senior management.

        Income Taxes:    The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit within the tax provision in the statements of operations.

        Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. As of the end of 2006, management determined that $622,000 of deferred tax asset was likely to be realized, and therefore reduced the valuation reserve for deferred tax assets, along with the corresponding benefit from income taxes in the accompanying period. Due to a net loss recorded for 2007 the Company increased the valuation allowance to 100%, resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2007, and a related charge to the provision for income taxes. Management evaluated the deferred tax asset valuation as of March 31, 2008 and determined not to change the valuation reserve.

        Reclassification:    Certain prior year amounts have been reclassified to conform to the current year presentation. In November 2007, the Board of Directors of HemaCare BioScience, Inc. ("HemaBio") closed its Florida-based research blood products operation. Accordingly, the financial results for this operation have been reported as discontinued operations, and this subsidiary's assets and liabilities as held for sale, in the consolidated financial statements as of March 31, 2008 and as of December 31, 2007. Since the consolidated financial statements for the quarter ended March 31, 2007 previously reported HemaBio as part of continuing operations, the financial results and cash flow statement have been reclassified to reflect the change in the status of HemaBio as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets. The following reconciles the financial statements for the three months ended March 31, 2007 as originally reported, with those reclassified financial statements presented along with the 2008 financial statements:

HEMACARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Reclassification for the Three Months Ended March 31, 2007

	As Reported	Discontinued Operations	Reclassified
Revenues
Blood products	$7,489,000	$1,002,000	$6,487,000
Blood services	1,867,000		1,867,000

Total revenue	9,356,000	1,002,000	8,354,000
Operating costs and expenses
Blood products	6,811,000	1,032,000	5,779,000
Blood services	1,418,000		1,418,000

Total operating costs and expenses	8,229,000	1,032,000	7,197,000
Gross profit	1,127,000	(30,000)	1,157,000
General and administrative expenses	1,474,000	—	1,474,000

Loss before income taxes	(347,000)	(30,000)	(317,000)
Provision for income taxes	—	—	—

Net loss	$(347,000)	$(30,000)	$(317,000)

CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2008 and December 31, 2007, the Company had uninsured cash and cash equivalents of $781,000 and $337,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 was effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB also issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaces SFAS No. 141, Business Combinations ("SFAS 141") . SFAS 141R establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R retains certain fundamental requirements of SFAS 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the issuance of SFAS 141R will have an impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting for noncontrolling interests, referred to in current GAAP as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS 160, noncontrolling interests shall be reported as equity in the consolidated financial statements. On the statement of operations, SFAS 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, thereby eliminating diversity in practice and providing transparency in disclosure. SFAS 160 also simplifies accounting standards by establishing a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation; and requires that, when a subsidiary is deconsolidated, a parent will recognize gain or loss in net income. SFAS 160 further requires expanded disclosures surrounding the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the issuance of SFAS 160 will have an impact on its consolidated financial statements.

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

        Inventories are comprised of the following as of:

	March 31, 2008	December 31, 2007
Continuing Operations
Supplies	$769,000	$839,000
Blood products	567,000	281,000

Total continuing operations	$1,336,000	$1,120,000
Discontinued Operations
Blood products	—	90,000

Total discontinued operations	$—	$90,000

Total	$1,336,000	$1,210,000

Note 3—Discontinued Operations

        On November 5, 2007, the Board of Directors of the Company's Florida subsidiary, HemaCare BioScience, Inc. ("HemaBio") closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors.

        Per Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with all closure related costs are reflected in the December 31, 2007 financial statements. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operation:

HEMACARE CORPORATION

Discontinued Operations

	March 31, 2008	December 31, 2007
Assets held for sale
Cash and cash equivalents	$414,000	$136,000
Accounts receivable, net of allowance for
doubtful accounts of $133,000 in both 2008 and 2007	61,000	210,000
Product inventories and supplies	—	90,000
Other receivables	7,000	7,000
Plant and equipment, net of accumulated depreciation and amortization of $133,000 in both 2008 and 2007	39,000	39,000

Total assets held for sale	$521,000	$482,000

Liabilities related to assets held for sale
Accounts payable	$832,000	$832,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	150,000	111,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,085,000	$2,046,000

        Per the American Institute of Certified Public Accountants Statements of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, an entity shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since no conveyance of assets, settlement with creditors or court action granting HemaBio relief from any creditors' claims has been obtained, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

Note 4—Line of Credit and Notes Payable

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica Bank ("Comerica") to provide a working capital line of credit. The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica

Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest is payable monthly at a rate of prime minus 0.25%. As of March 31, 2008, the rate associated with this credit facility was 5.00%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of March 31, 2008, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

        The Comerica Agreement provided, among other things, that in the event the Company failed to observe any covenants in the Agreement, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of March 31, 2008, the Company's covenant violations remained, and Comerica had not provided a waiver. In addition, as September 19, 2007, the Company was in default on notes to the sellers and other related parties in an aggregate principal amount of $700,000, as described more fully below, in connection with the Company's acquisition of 100% of the capital stock of HemaBio. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000.

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

        The foregoing descriptions of the notes and the Comerica Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006 and March 28, 2007.

Note 5—Severance to Chief Executive Officer

        On June 28, 2007, Judi Irving resigned as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors. Based on the terms of Ms. Irving's employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving's health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving's separation from the Company. The Company recognized a charge to general and administrative expenses in 2007 of $326,000 as the total cost of the separation obligation to Ms. Irving. As of March 31, 2008, $112,000 of this obligation remained unpaid and is included on the balance sheet in accrued payroll and payroll taxes.

Note 6—Shareholders' Equity

        The Company recognizes share-based compensation expense per SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC's staff's position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.

However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

        Per SFAS 123R, the Company recognizes share-based compensation expense as: (a) the cost for all share-based payments granted prior to, but not yet vested as of the beginning of the reporting period, based on the grant date fair value estimated in accordance with SFAS 123R, and (b) cost for all share-based payments granted and vested during the reporting period, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

        For the three months ended March 31, 2008, the Company recognized non-cash share-based compensation costs of $41,000 per SFAS 123R, including $8,000 of estimated share-based compensation for non-employee director options. (see Note 1)

        The following summarizes the activity of the Company's stock options for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2008	1,829,000	$1.32
Granted	180,000	0.26
Exercised	—	—
Canceled or expired

Outstanding at March 31, 2008	2,009,000	$1.22	4.9

Exercisable at March 31, 2008	1,638,250	$1.28	4.4

        The following summarizes the activity of the Company's stock options that have not vested for the three months ended March 31, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	284,000	$0.93
Granted	180,000	0.24
Vested	(93,250)	0.88
Canceled	—	—

Nonvested at March 31, 2008	370,750	$0.87

        The following summarizes the activity of the Company's restricted stock units for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Restricted Stock Units:
Outstanding at January 1, 2008	—	—
Granted	47,200	$0.25
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2008	47,200	$0.25

Exercisable at March 31, 2008	—	—

        The following summarizes the activity of the Company's restricted stock units that have not vested for the three months ended March 31, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	—	$—
Granted	47,200	0.24
Vested	—	—
Canceled	—	—

Nonvested at March 31, 2008	47,200	$0.24

        The following summarizes the activity of the Company's restricted stock for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Restricted Stock:
Outstanding at January 1, 2008	—	—
Granted	115,385	$0.26
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2008	115,385	$0.26

Exercisable at March 31, 2008	—	—

        The following summarizes the activity of the Company's restricted stock that have not vested for the three months ended March 31, 2008.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	—	—
Granted	115,385	$0.24
Vested	—	—
Canceled	—	—

Nonvested at March 31, 2008	115,385	$0.24

        As of March 31, 2008, there was $281,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based awards. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total measurement fair value of shares vested during the three-months ended March 31, 2008 was $82,000.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based awards. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2008	2007
Weighted average fair value at date of grant awarded during the period	$0 .24	$—
Weighted average fair value at date of grant vested during the period	$0.88	$1.30
Risk-free interest rates	4.0%	5.0%
Expected stock price volatility	160.0%	85.4%
Expected dividend yield	0%	0%
Expected forfeitures	6.10%	0.00%

        At the Company's annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Equity Incentive Plan ("2006 Plan"). The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company's continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company's common stock have been reserved for issuance under the 2006 Plan. As of March 31, 2008, the Company had utilized 607,585 of the shares reserved under the 2006 Plan, and 592,415 shares remain available. Awards may be granted to any employee, director or consultant, or those of the Company's affiliates.

Note 7—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Continuing Operations
Net income (loss)	$87,000	$(317,000)

Weighted average shares outstanding	8,909,000	8,496,000
Net effect of dilutive options and warrants	144,000	—

Diluted shares outstanding	9,053,000	8,496,000

	Three Months Ended March 31,
	2008	2007
Discontinued Operations
Net loss	$—	$(30,000)

Weighted average shares outstanding	8,909,000	8,496,000
Net effect of dilutive options and warrants	144,000	—

Diluted shares outstanding	9,053,000	8,496,000

        Options outstanding of 1,467,000 and 990,000 shares of common stock for the three months ended March 31, 2008 and March 31, 2007, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 8—Provision for Income Taxes

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

        In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $41,000 in compensation expense related to SFAS 123R in the first quarter of 2007. As a result of the temporary difference created, the Company's deferred tax asset balance increased $10,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

        As of the end of 2007, management determined that the Company was not likely to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore increased the deferred tax asset valuation to 100%. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of March 31, 2008, the Company recalculated the valuation reserve to include the results of operations in the quarter which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

Note 9—Business Segments

        HemaCare operates two business segments as follows:

  •
  Blood Products—Collection, processing and distribution of blood products and donor testing.

  •
  Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

        There were no intersegment revenues for either the three month periods ended March 31, 2008, and March 31, 2007.

Note 10—Commitments and Contingencies

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

Note 11—Subsequent Events

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

        Upon closing of the Wells Agreement, the Company used the available proceeds to pay off the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. Therefore, the Company's previous default on the Comerica Agreement was resolved, and the Company was no longer in default on its largest debt obligation. The Company's default on the notes to Messrs. Mauro and Adia remain unresolved, and HemaBio's default on notes to Drs. Feldman and Raben also remain unresolved.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1-Financial Statements" above.

        The matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. These statements may also be identified by the use of words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company's control. These factors include, without limitation, those described below under the heading "Risk Factors Affecting the Company." The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

Results of Operations

  Three months ended March 31, 2008 compared to the three months ended March 31, 2007

  Overview

        The Company's continuing operations generated revenue for the first quarter of 2008 of $8,608,000, an increase of $254,000, or 3%, compared to the same period of 2007. Blood products revenue increased $185,000, or 3%, while blood services revenue increased $69,000, or 4%.

        Gross profit in the first quarter of 2008 increased $348,000, or 30%, compared to the first quarter of 2007 and is attributable to a $198,000, or 28% increase in gross profit for the Company's blood products business segment, and a $150,000, or 33%, increase in gross profit for the Company's blood services business segment. The gross profit percentage increased to 17.5% in the quarter compared to 13.8% for the same period of 2007.

        The Company generated net income from continuing operations of $87,000 for the first quarter of 2008, compared with a net loss of $317,000 in 2007. This increase is attributable to the improvement in gross profit from both of the Company's business segments.

  Blood Products—Continuing Operations

        For the three months ended March 31, 2008, blood products revenue increased $185,000, or 3%, to $6,672,000 from $6,487,000 for the same quarter of 2007. This increase is mainly attributable to i) an almost 16% increase in revenue at the Company's Maine operations attributable to enhanced recruitment capability, ii) selected product price increases, and iii) a 38% increase in revenue from the sales of products purchased from other suppliers.

        For the three months ended March 31, 2008, blood products gross profit increased $198,000, or 28%, to $906,000 from $708,000 in first quarter of 2007. The increase is a result of improvement in the gross profit generated by the Company's Maine operations, mostly due to higher collection volumes and lower staff and overhead related costs. The Company's California blood products operations generated approximately the same level of gross profit in the first quarter of 2008 as in the same period in 2007.

  Blood Services

        Blood services revenue increased $69,000, or 4%, to $1,936,000 in the first quarter of 2008 from $1,867,000 generated in the same period of 2007. This business segment performed approximately 3% fewer procedures in the first quarter of 2008 compared to the same period in 2007. The increase in revenue is attributable to an increase in the average sales price charged for full service procedures performed in the Company's Mid-Atlantic region. Full service procedures include the use of Company owned equipment, as well as providing clinical staff to perform the procedure.

        Blood services gross profit increased $150,000, or 33%, from $449,000 in the first quarter of 2007 to $599,000 during the same period of 2008, resulting in an increase in the gross profit percentage to 31% from 24%. This improvement is mostly from more efficient staff utilization that resulted in a decrease in staff related costs.

  General and Administrative Expenses

        General and administrative expenses decreased by $61,000, or 4%, to $1,413,000 in the first quarter of 2008 from $1,474,000 in the same period of 2007. The reduction is the result of a $72,000 decrease in share-based compensation due to the lower market value of the Company's common stock, and a $45,000 decrease in outside services as a result of an effort to reduce the utilization of temporary help and outside consultants. Partially offsetting these decreases were increases of $23,000 in insurance expense and $16,000 in interest expense. The cost of insurance increased as a result of higher insurance premiums upon renewal of the Company's liability insurance policy in the second quarter of 2007, mostly attributable to the addition of HemaBio. The increase in interest expense is a result of the increased use of the Company's line of credit and the increase in interest rate on the Joseph Mauro note due to the Company's default on this obligation. For the first quarter of 2008, general and administrative expenses represented 16.4% of revenue from continuing operations, compared to 17.6% for the same quarter of 2007.

  Income Taxes

        The Company recorded $5,000 to the income tax provision in the first quarter of 2008 as a result of the net income recognized in the quarter.

        In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $41,000 in compensation expense related to SFAS 123R in the first quarter of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $10,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

        As of the end of 2007, management determined that the Company was not likely to benefit from $622,000 in tax savings from available net operating losses to be realized in future periods, and therefore increased the deferred tax asset valuation to 100%. The Company will continue to evaluate the deferred tax asset valuation reserve each quarter based on the reportable income for each quarter. As of March 31, 2008, the Company recalculated the valuation reserve to include the results of operations in the quarter which resulted in no net change in the deferred tax asset reported on the balance sheet. The Company may choose to change this reserve in future periods.

  Discontinued Operations

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

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors. See "Note 3—Discontinued Operations." In the first quarter of 2007, HemaBio recorded $30,000 in net loss.

Critical Accounting Policies and Estimates

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

  Accounting for Share-Based Incentive Programs

        In the first quarter of 2008 the Company recognized compensation expense related to stock options, restricted stock units and restricted stock granted to employees based on: (a) the cost for all share-based payments granted prior to, but not yet vested as of December 31, 2007, based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate, and (b) the cost for all share-based payments granted and vested subsequent to December 31, 2007, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

        The Company's assessment of the estimated fair value of stock options, restricted stock units and restricted shares is affected by the price of the Company's stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of share-based awards. Generally, the calculation of fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

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

  Liquidity and Capital Resources

        As of March 31, 2008, the Company's cash and cash equivalents for continuing operations were $570,000, and the Company had working capital of $809,000.

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica Bank ("Comerica") to provide a working capital line of credit.

The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest is payable monthly at a rate of prime minus 0.25%. As of March 31, 2008, the rate associated with this credit facility was 5.00%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of March 31, 2008, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

        The Comerica Agreement provided, among other things, that in the event the Company failed to observe any covenants in the Agreement, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of March 31, 2008, the Company's covenant violations remained, and Comerica had not provided a waiver. In addition, as of September 19, 2007, the Company was in default on notes to the sellers and other related parties in an aggregate principal amount of $700,000, as described more fully below, in connection with the Company's acquisition of 100% of the capital stock of HemaBio. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000.

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

        The foregoing descriptions of the notes and the Comerica Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006 and March 28, 2007.

        Future minimum payments under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$5,967,000	$526,000	$1,506,000	$1,404,000	$2,531,000
Notes payable	3,200,000	3,200,000	—	—	—

Totals	$9,167,000	$3,726,000	$1,506,000	$1,404,000	$2,531,000

        For continuing operations, for the three months ended on March 31, 2008, net cash provided by operating activities was $38,000, compared to $545,000 for the three months ended March 31, 2007. The decrease of $507,000 in cash provided between the two periods is primarily due to a $24,000 increase in net accounts receivable, compared to a $1,078,000 decrease in this category in the first quarter of 2007. The decrease in 2007 was partially due to the update of customers' files to reflect the Company's address change that slowed collections in the fourth quarter of 2006. HemaCare's DSO stood at 53 days as of March 31, 2008, compared to 53 days as of December 31, 2007. Additionally, increases in inventory, supplies, and prepaid expenses of $151,000 in the first quarter of 2008 compared to decreases of $297,000 in this category in the first quarter of 2007 contributed to a reduction in cash provided by operations in the quarter. These decreases in cash provided were offset by a $1,013,000 net increase in cash provided as a result of a $113,000 decrease in accounts payable, accrued expenses and other liabilities in 2008, compared with a decrease of $1,126,000 for this purpose in the first three months of 2007.

        For the three months ended on March 31, 2008, net cash used in investing activities was $110,000, compared to $946,000 for the same period in 2007. In 2007 the Company invested in goodwill as part of the terms of the purchase of HemaBio, and invested in a new blood bank information system.

        For the three months ended March 31, 2008, net cash provided by financing activities was $222,000, compared to net cash used in financing activities of $32,000 for the three months ended March 31, 2007. The difference is due to the purchase of stock from the Company's stock purchase plan by members of the Board of Directors in the first quarter of 2008.

        For discontinued operations, cash provided by operating activities in 2008 was $278,000 compared with cash used in operating activities of $170,000 in the first three months of 2007. The cash provided in 2008 was from sales of inventory left over after the close of HemaBio. No cash was used in investing activities during the first quarter of 2008 compared to $36,000 used in the first quarter of 2007.

        Management anticipates that cash on hand, availability on the Wells Fargo bank line of credit and cash generated by operations will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project.

        The Company's primary sources of liquidity include cash on hand, available borrowing under the bank line of credit, and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. Presently, the Company, or HemaBio, are in default on the four notes related to the HemaBio acquisition. The Company may not have sufficient liquidity to pay any or all of these outstanding obligations if required to do so.

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

Company reported losses for all of 2007 and may not return to profitability

        The Company reported losses in each quarter of 2007. Although the Company reported net income in the first quarter of 2008, management can not be certain if the Company will continue to be profitable. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. These actions could temporarily increase costs, utilize scarce financial resources, and distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

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

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

        Competition in the blood products and blood services industries is primarily based on fees charged to customers. The Company's primary competition in the blood products market is the American Red Cross ("ARC"), which owns a significant market share advantage over the Company in the regions the Company operates. As a result, the ARC possesses significant market power to influence prices, which can prevent the Company from passing along increases in costs to customers. In addition, hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company's future revenue, and may negatively impact future profitability.

The Company is in default on notes to former owners of HemaBio which could result in acceleration of note obligations which the Company may not have sufficient resources to satisfy

        The Company is in default on notes to the former owners of HemaBio as a result of the Company's failure to pay the first required installment on August 29, 2007. As a result, the note holders may accelerate the payment of the entire obligation of $200,000, plus accrued interest. The Company may not possess the resources to repay the amounts outstanding when required to do so. Although these notes are only secured by the assets of HemaBio, the note holders could initiate legal action to force payment or seize Company assets in an attempt to satisfy the outstanding obligation. Defending such action could be costly and likely distract management from efforts to grow the Company and improve future profitability, which may negatively impact future profitability.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the Food and Drug Administration ("FDA") conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations pertaining to an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues; however, the Company does not believe the response to these issues will result in a retraction of the 2006 warning letter. The Company believes that its response and actions taken to address the FDA observations is sufficient that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company has determined that it is unlikely to complete the implementation of ISBT 128 by the May 2008 deadline. The Company has submitted a variance to the AABB requesting a delay in the deadline for full implementation. The Company expects the AABB to approve the variance request, but cannot insure against the AABB declining the request. If the AABB declines the variance, the Company's failure to complete the implementation could endanger the Company's AABB accreditation, which could negatively impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

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

Business interruption due to earthquakes could adversely impact profitability

        HemaCare's principal blood products and blood services operations, as well as the Company's corporate headquarters, are located in Southern California, which is an area known for potentially destructive earthquakes. A severe event in this location could have a substantial negative impact on the ability of the Company to continue to operate. Any significant delay in resuming operations following such an event could cause a material adverse impact on the profitability of the Company. In addition, the Company's insurance policies do not provide any coverage for damages as a result of an earthquake. Therefore, the Company would bear all of the costs incurred to resume operations after an earthquake and the Company may not have sufficient resources to do so.

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

        This process will be expensive and time consuming, and will require significant attention of management. The portion of this process completed thus far has revealed material weaknesses in internal controls that will require remediation. See "Item 4. Control and Procedures." The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor's attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

        If the Company is unable to adequately design its internal control systems, or prepare an "internal control report" to the satisfaction of the Company's auditors, the Company's auditors may issue a qualified opinion on the Company's financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of March 31, 2008, the Company has $700,000 of debt in the form of notes payable with fixed interest rates. As of March 31, 2008, the Company has $2,500,000 outstanding on the line of credit with Comerica that is based on a variable interest rate linked to the prime interest rate, or at the election of the Company, LIBOR. Accordingly, the Company's interest rate expense will fluctuate with changes in either of these rates. If interest rates increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $20,000.

Item 4.    Controls and Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as a result of material weaknesses described below, to ensure that information required to be disclosed is:

  •
  Recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and

  •
  Accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management is not aware any specific control weakness that resulted in a material misstatement in the Company's financial statements, and management does not believe any of its financial statements contain any material error as a result of any material weakness in internal control.

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

        As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the Company's disclosure controls and procedures, or the Company's internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company's internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

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

        Management of the Company, including the Chief Executive Officer and Chief Financial Officer, commenced an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management did not complete a comprehensive test of material high risk internal controls to confirm these controls were effective. Based on this limited evaluation, management could not conclude that as of December 31, 2007 the Company's internal control over financial reporting were effective because of the following: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company's financial statements, and (d) the Company has not completed a comprehensive test of material high risk internal controls to confirm these controls are effective.

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

        There was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended March 31, 2008 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed other than as set forth below:

Company reported losses for all of 2007 and may not return to profitability

        The Company reported losses in each quarter of 2007. Although the Company reported net income in the first quarter of 2008, management can not be certain if the Company will continue to be profitable. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. These actions could temporarily increase costs, utilize scarce financial resources, and distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

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

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company has determined that it is unlikely to complete the implementation of ISBT 128 by the May 2008 deadline. The Company has submitted a variance to the AABB requesting a delay in the deadline for full implementation. The Company expects the AABB to approve the variance request, but cannot insure against the AABB declining the request. If the AABB declines the variance, the Company's failure to complete the implementation could endanger the Company's AABB accreditation, which could negatively impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

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

Business interruption due to earthquakes could adversely impact profitability

        HemaCare's principal blood products and blood services operations, as well as the Company's corporate headquarters, are located in Southern California, which is an area known for potentially destructive earthquakes. A severe event in this location could have substantial negative impact on the ability of the Company to continue to operate. Any significant delay in resuming operations following such an event could cause a material adverse impact on the profitability of the Company. In addition, the Company's insurance policies do not provide any coverage for damages as a result of an earthquake. Therefore, the Company would bear all of the costs incurred to resume operations after an earthquake and the Company may not have sufficient resources to do so.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica to provide a working capital line of credit. The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, ii) HemaBio was added as an additional borrower, iii) Comerica was given a security interest in all of the assets of HemaBio, and vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest is payable monthly at a rate of prime minus 0.25%. As of March 31, 2008, the rate associated with this credit facility was 5.00%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of March 31, 2008, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

        The Comerica Agreement provided, among other things, that in the event the Company failed to observe any covenants in the Agreement, or permitted a default in any material agreement to which the Company is a party with third parties that results in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of March 31, 2008, the Company's covenant violations remained, and Comerica had not provided a waiver. In addition, as of September 19, 2007, the Company was in default on notes to the sellers and other related parties in an aggregate principal amount of $700,000, as described more fully in Item 2—Liquidity and Capital Resources, in connection with the Company's acquisition of 100% of the capital stock of HemaBio. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        The proxy materials for the 2008 annual meeting of shareholders to be held on May 21, 2008 were mailed to shareholders of the Company on April 21, 2008. Under certain circumstances, shareholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2009 annual meeting of shareholders must be received at the Company's executive offices at 15350 Sherman Way, Suite 350, Van Nuys, CA, 91406, addressed to the attention of the Corporate Secretary by December 21, 2008 in a form that complies with applicable regulations. If the date of the 2009 annual meeting of shareholders is advanced or delayed more than 30 days from the date of the 2008 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2009 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2009 annual meeting. Upon any determination that the date of the 2009 annual meeting will be advanced or delayed by more than 30 days from the date of the 2008 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

        The Securities and Exchange Commission's rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 6, 2009, the proxies solicited by the Board for the 2009 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2009 annual meeting of stockholder without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2009 annual meeting is advanced or delayed by more than 30 days from the date of the 2008 annual meeting, then the shareholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2009 annual meeting.

Item 6.    Exhibits

  a.
  Exhibits

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
10.1	First Modification to Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc., HemaCare BioScience, Inc. and Comerica Bank, dated March 26, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on March 28, 2007).
10.2	Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 24. 2008.
10.3	Credit and Security Agreement between HemaCare Corporation, Coral Blood Services, Inc., and Wells Fargo Bank, National Association, dated April 10, 2008, incorporated by reference to Exhibit 10.39 to Registrant's Form 10-K filed on April 14, 2008.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	May 15, 2008	HEMACARE CORPORATION (Registrant)

		By:	/s/ JULIAN STEFFENHAGEN Julian Steffenhagen, Chief Executive Officer

		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
10.1
First Modification to Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc., HemaCare BioScience, Inc. and Comerica Bank, dated March 26, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on March 28, 2007).
10.2
Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 24, 2008.
10.3
Credit and Security Agreement between HemaCare Corporation, Coral Blood Services, Inc., and Wells Fargo Bank, National Association, dated April 10, 2008, incorporated by reference to Exhibit 10.39 to Registrant's Form 10-K filed on April 14, 2008.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

QuickLinks

HEMACARE CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2008
  Item 1. Financial Statements
HEMACARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
HEMACARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) For the Three Months Ended March 31,
HEMACARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31,
HemaCare Corporation Notes to Unaudited Condensed Consolidated Financial Statements
HEMACARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS Reclassification for the Three Months Ended March 31, 2007
HEMACARE CORPORATION Discontinued Operations
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX