Form 10-Q
period 2008-06-30
HEMACARE CORP /CA/
filed 2008-08-14
CIK 801748

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        As of August 4, 2008, 9,820,339 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008

i

HEMACARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$289,000	$420,000
Accounts receivable, net of allowance for doubtful accounts of $271,000 in 2008 and $302,000 in 2007	5,223,000	4,942,000
Product inventories and supplies	1,179,000	1,120,000
Prepaid expenses	741,000	508,000
Assets held for sale	709,000	482,000
Other receivables	70,000	83,000

Total current assets	8,211,000	7,555,000
Plant and equipment, net of accumulated depreciation and amortization of $5,177,000 in 2008 and $4,678,000 in 2007	4,557,000	4,847,000
Other assets	79,000	92,000

	$12,847,000	$12,494,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,105,000	$2,728,000
Accrued payroll and payroll taxes	1,125,000	1,115,000
Other accrued expenses	277,000	202,000
Liabilities related to assets held for sale	2,110,000	2,046,000
Current obligation under notes payable	1,675,000	2,700,000

Total current liabilities	8,292,000	8,791,000

Other long-term liabilities	668,000	631,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 9,704,955 issued and outstanding in 2008 and 8,799,955 in 2007	16,017,000	15,717,000
Accumulated deficit	(12,130,000)	(12,645,000)

Total shareholders' equity	3,887,000	3,072,000

	$12,847,000	$12,494,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	Reclassified 2007	2008	Reclassified 2007
Revenues
Blood products	$7,389,000	$6,761,000	$14,060,000	$13,248,000
Blood services	2,173,000	1,657,000	4,108,000	3,524,000

Total revenue	9,562,000	8,418,000	18,168,000	16,772,000
Operating costs and expenses
Blood products	6,275,000	5,877,000	12,029,000	11,659,000
Blood services	1,502,000	1,419,000	2,852,000	2,837,000

Total operating costs and expenses	7,777,000	7,296,000	14,881,000	14,496,000
Gross profit	1,785,000	1,122,000	3,287,000	2,276,000
General and administrative expenses	1,515,000	1,736,000	2,925,000	3,208,000

Income (loss) from operations	270,000	(614,000)	362,000	(932,000)
Other expense	65,000	—	65,000	—

Income (loss) before income taxes	205,000	(614,000)	297,000	(932,000)
Provision for income taxes	40,000	—	45,000	—

Income (loss) from continuing operations	165,000	(614,000)	252,000	(932,000)

Discontinued Operations:
Income from discontinued operations	263,000	208,000	263,000	179,000
Provision for income taxes	—	7,000	—	7,000

Income from discontinued operations	263,000	201,000	263,000	172,000

Net income (loss)	$428,000	$(413,000)	$515,000	$(760,000)

Income (loss) per share
Basic
Continuing operations	$0.02	$(0.07)	$0.03	$(0.11)

Discontinued operations	$0.02	$0.02	$0.03	$0.02

Total	$0.04	$(0.05)	$0.06	$(0.09)

Diluted
Continuing operations	$0.02	$(0.07)	$0.03	$(0.11)

Discontinued operations	$0.02	$0.02	$0.03	$0.02

Total	$0.04	$(0.05)	$0.06	$(0.09)

Weighted average shares outstanding—basic	9,635,000	8,673,000	9,272,000	8,354,000

Weighted average shares outstanding—diluted	9,654,000	8,673,000	9,283,000	8,354,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended June 30,

	2008	Reclassified 2007
Cash flows from operating activities:
Net income (loss)	$515,000	$(760,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(263,000)	(172,000)
(Recovery of) provision for bad debts	(31,000)	29,000
Depreciation and amortization	503,000	470,000
Loss on disposal of assets	3,000	6,000
Share-based compensation	37,000	154,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(250,000)	1,367,000
(Increase) decrease in inventories, supplies and prepaid expenses	(292,000)	178,000
Decrease in other receivables	13,000	241,000
Decrease in other assets	13,000	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	500,000	(2,003,000)

Net cash provided by (used in) operating activities	748,000	(490,000)
Cash flows from investing activities:
Investment in goodwill	—	(24,000)
Purchases of plant and equipment	(220,000)	(461,000)

Net cash used in investing activities	(220,000)	(485,000)
Cash flows from financing activities:
Proceeds from sale of common stock	222,000	681,000
Proceeds from the exercise of stock options	44,000	26,000
Proceeds (payments) on line of credit	(1,025,000)	318,000

Net cash (used in) provided by financing activities	(759,000)	1,025,000

Net cash (used in) provided by continuing operations	(231,000)	50,000
Cash Flows—Discontinued Operations
Net cash provided by operating activities	573,000	160,000
Net cash used in financing activities	—	(438,000)

Net cash provided by (used in) discontinued operations	573,000	(278,000)

Increase (decrease) in cash and cash equivalents	342,000	(228,000)
Cash and cash equivalents at beginning of period	556,000	1,136,000

Cash and cash equivalents at end of period	$898,000	$908,000

Supplemental disclosure:
Interest paid	$93,000	$48,000

Income taxes paid	$22,000	$85,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

        In the opinion of management, the accompanying (a) consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

        These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 14, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2007 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2007 as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2008. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations as of June 30, 2008 or year ended December 31, 2007. The Company recorded no reserves for obsolete inventory for discontinued operations as of June 30, 2008, and $1,341,000 for obsolete inventory for discontinued operations as of December 31, 2007.

         Share-Based Compensation:    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 ("SFAS 123R"), the Company recognizes compensation expense related to stock options granted to employees based on compensation cost for all share-based payments granted prior to June 30, 2008, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

        The Company's assessment of the estimated fair value of the stock options, restricted stock units and restricted stock grants are impacted by the price of the Company's stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of share-based compensation granted. Generally, the calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

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

        The Company currently uses the 2006 Equity Incentive Plan ("2006 Plan") approved by shareholders at the 2006 annual meeting to grant options, and other share-based awards. At the March 19, 2008 meeting of the Board of Directors, the non-employee directors were awarded their 2008 annual option grants utilizing the closing stock price on March 19, 2008, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $8,000 and $11,000 of share-based compensation for the first three and six months of 2008, respectively, utilizing the Black-Scholes valuation model. In addition, the Board of Directors awarded stock options, restricted stock units and restricted stock grants during the first and second quarters of 2008 to members of senior management.

         Income Taxes:    The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109") the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit within the tax provision in the statements of operations.

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

        Prior to December 31, 2007, the company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of December 31, 2007, management determined that based on the Company's recent performance that it was unlikely the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of June 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve.

         Reclassification:    Certain prior year amounts have been reclassified to conform to the current year presentation. In November 2007, the Board of Directors of HemaCare BioScience, Inc. ("HemaBio") closed its Florida-based research blood products operation. Accordingly, the financial results for this operation have been reported as discontinued operations, and this subsidiary's assets and liabilities as held for sale, in the consolidated financial statements as of June 30, 2008 and as of December 31, 2007. Since the consolidated financial statements for the three and six months ended June 30, 2007 previously reported HemaBio as part of continuing operations, the financial results and cash flow statement have been reclassified to reflect the change in the status of HemaBio as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets. The following reconciles the financial statements for the three and six months ended June 30, 2007 as originally reported, with those reclassified financial statements presented along with the 2008 financial statements:

HEMACARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Reclassification for the Three and Six Months Ended June 30, 2007

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Discontinued Operations	Reclassified	As Reported	Discontinued Operations	Reclassified
Revenues
Blood products	$7,989,000	$1,228,000	$6,761,000	$15,478,000	$2,230,000	$13,248,000
Blood services	1,657,000	—	1,657,000	3,524,000	—	3,524,000

Total revenue	9,646,000	1,228,000	8,418,000	19,002,000	2,230,000	16,772,000
Operating costs and expenses
Blood products	6,902,000	$1,025,000	5,877,000	13,713,000	2,054,000	11,659,000
Blood services	1,419,000	—	1,419,000	2,837,000	—	2,837,000

Total operating costs and expenses	8,321,000	1,025,000	7,296,000	16,550,000	2,054,000	14,496,000
Gross profit	1,325,000	203,000	1,122,000	2,452,000	176,000	2,276,000
General and administrative expenses	1,731,000	(5,000)	1,736,000	3,205,000	(3,000)	3,208,000

(Loss) income from operations	(406,000)	208,000	(614,000)	(753,000)	179,000	(932,000)
Provision for income taxes	7,000	7,000	—	7,000	7,000	—

Net (loss) income	$(413,000)	$201,000	$(614,000)	$(760,000)	$172,000	$(932,000)

CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2008 and December 31, 2007, the Company's uninsured cash and cash equivalents was $625,000 and $337,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB also issued Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

        In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

        Inventories are comprised of the following as of:

	June 30, 2008	December 31, 2007
Continuing Operations
Supplies	$745,000	$839,000
Blood products	434,000	281,000

Total continuing operations	1,179,000	1,120,000

Discontinued Operations
Blood products	—	90,000

Total discontinued operations	—	90,000

Total	$1,179,000	$1,210,000

Note 3—Discontinued Operations

        On November 5, 2007, the Board of Directors of the Company's Florida subsidiary, HemaCare BioScience, Inc. ("HemaBio"), closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute all proceeds to HemaBio's creditors.

        Per SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with all closure related costs are reflected in the December 31, 2007 and June 30, 2008 financial statements. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operation:

HEMACARE CORPORATION

Discontinued Operations

	June 30, 2008	December 31, 2007
Assets Held for Sale
Cash and cash equivalents	$609,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $133,000 in both 2008 and 2007	54,000	210,000
Product inventories and supplies	—	90,000
Other receivables	7,000	7,000
Plant and equipment, net of accumulated depreciation and amortization of $133,000 in 2008 and 2007	39,000	39,000

Total assets held for sale	$709,000	$482,000

Liabilities related to assets held for sale
Accounts payable	$871,000	$832,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	136,000	111,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,110,000	$2,046,000

        Per the American Institute of Certified Public Accountants Statements of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, an entity shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since no conveyance of assets, final settlement with creditors or court action granting HemaBio relief from any creditors' claims, has been obtained, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

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

        The Comerica Agreement provided, among other things, that in the event the Company failed to observe any covenants in the Agreement, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default shall have occurred under the Comerica Agreement, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of September 30, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as provided in the past. As of December 31, 2007, the Company's covenant violations remained, and Comerica had not provided a waiver. In addition, as September 19, 2007, the Company, and HemaBio, were in default on notes to the sellers of HemaBio, and other related parties, in an aggregate principal amount of $700,000, as described more fully below. Each of the notes requires the Company to pay four annual installments representing 25% of the principal balance, plus accrued interest. The first such installment payment was due on August 29, 2007. The Company did not make the first payment under any of the notes, which, in the aggregate, represented a principal amount of $175,000, together with accrued interest of $46,000.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of June 30, 2008, the Wells Fargo prime rate was 5.00%. In addition, as of June 30, 2008, the Company had utilized $1,475,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2008, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. In addition, upon closing the Wells Agreement, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica. Subsequently the Company received $100,000 from the Florida assignee as a preliminary distribution. As of June 30, 2008, $200,000 remains as a notes payable to HemaCare Corporation on the books of HemaBio, which is eliminated in the consolidated balance sheet, and therefore not included in liabilities related to assets held for sale.

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

        The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. Under the terms of the promissory note between the

Company and Mr. Mauro, if an event of default occurs, the interest rate on the outstanding obligation increases to 12%. The Company's failure to pay the first installment is an event of default that triggers an increase in the interest rate. Therefore, since August 29, 2007, the Company has accrued interest expense on the outstanding balance of this note at an interest rate of 12%. As of June 30, 2008, the Company accrued $34,000 in interest due to Mr. Mauro. In addition, in the event of a default, Mr. Mauro has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company has not received any such declaration from Mr. Mauro.

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. As of June 30, 2008, the Company accrued $4,000 in interest due to Mr. Adia. Under the terms of the promissory note between the Company and Mr. Adia, if an event of default occurs, Mr. Adia has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company's failure to pay the first installment is an event of default that would entitle Mr. Adia to make such a declaration. The Company has not received any such declaration from Mr. Adia.

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

        As of June 30, 2008, the Company's default on the notes to Messrs. Mauro and Adia remain unresolved, and HemaBio's default on the notes to Drs. Feldman and Raben also remain unresolved.

Note 5—Severance to Chief Executive Officer

        On June 28, 2007, Judi Irving resigned as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors. Based on the terms of Ms. Irving's employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving's health and dental coverage for 18 months on the same terms that existed just prior to Ms. Irving's separation from the Company. The Company recognized a charge to general and administrative expenses in the second quarter of 2007 of $326,000 as the total cost of the separation obligation to Ms. Irving. As of June 30, 2008, $13,000 of this obligation remained unpaid and is included on the balance sheet in accrued payroll and payroll taxes.

Note 6—Shareholders' Equity

        The Company recognizes share-based compensation expense per SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the

Company's consolidated financial statements. In addition, in March 2005 the "Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC's staff's position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

        Per SFAS 123R, the Company recognizes share-based compensation expense for all share-based payments granted prior to June 30, 2008, based on the grant date fair value estimated in accordance with SFAS 123R. For the three and six months ended June 30, 2008, the Company recognized a $2,000 reduction in share-based compensation costs, and a $39,000 increase, respectively, per SFAS 123R, including $3,000 and $11,000, respectively, of share-based compensation for non-employee director options. (see Note 1)

        The following summarizes the activity of the Company's stock options for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2008	1,829,000	$1.32
Granted	220,000	0.28
Exercised	(140,000)	0.32
Canceled or expired	(254,000)	0.98
Forfeited	(10,000)	1.41

Outstanding at June 30, 2008	1,645,000	$1.31	6.0

Exercisable at June 30, 2008	1,280,500	$1.42	5.2

        The following summarizes the activity of the Company's stock options that have not yet vested as of June 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	284,000	$1.24
Granted	220,000	0.26
Vested	(129,500)	0.79
Forfeited	(10,000)	1.27

Nonvested at June 30, 2008	364,500	$0.81

        The following summarizes the activity of the Company's restricted stock units for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Restricted Stock Units:
Outstanding at January 1, 2008	—	$—
Granted	47,200	0.00
Exercised	—	—
Canceled or expired	—	—

Outstanding at June 30, 2008	47,200	$0.00

Exercisable at June 30, 2008	—	$—

        The following summarizes the activity of the Company's restricted stock units that have not yet vested as of June 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	—	$—
Granted	47,200	0.25
Vested	—	—
Canceled	—	—

Nonvested at June 30, 2008	47,200	$0.25

        The following summarizes the activity of the Company's restricted stock for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Restricted Stock:
Outstanding at January 1, 2008	—	$—
Granted	115,385	0.00
Exercised	—	—
Canceled or expired	—	—

Outstanding at June 30, 2008	115,385	$0.00

Exercisable at June 30, 2008	—	$—

        The following summarizes the activity of the Company's restricted stock that have not yet vested as of June 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	—	$—
Granted	115,385	0.25
Vested	—	—
Canceled	—	—

Nonvested at June 30, 2008	115,385	$0.25

        As of June 30, 2008, there was $183,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based awards. This cost is expected to be recognized over a weighted-average period of 3.9 years. The total measurement fair value of shares vested during the six months ended June 30, 2008 was $102,000.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based awards. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Weighted average fair value at date of grant for options awarded during the period	$0.44	$0.26
Weighted average fair value at date of grant for options vested during the period	$0.39	$0.79
Risk-free interest rates	3.4%	4.0%
Expected stock price volatility	190.8%	190.8%
Expected dividend yield	0%	0%
Expected forfeitures	29.5%	29.5%

        At the Company's annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Plan. The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company's continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company's common stock have been reserved for issuance under the 2006 Plan. As of June 30, 2008, the Company had utilized 647,585 of the shares reserved under the 2006 Plan, and 552,415 shares remain available. Awards may be granted to any employee, director or consultant, or those of the Company's affiliates.

        Prior to the 2006 Plan, the company utilized the 1996 Stock Incentive Plan ("1996 Plan"). The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Note 7—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Continuing Operations
Net income (loss)	$165,000	(614,000)	$252,000	$(932,000)

Weighted average shares outstanding	9,635,000	8,673,000	9,272,000	8,354,000
Net effect of dilutive options and warrants	19,000	—	11,000	—

Diluted shares outstanding	9,654,000	8,673,000	9,283,000	8,354,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Discontinued Operations
Net income	$263,000	$201,000	$263,000	172,000

Weighted average shares outstanding	9,635,000	8,673,000	9,272,000	8,354,000
Net effect of dilutive options and warrants	19,000	—	11,000	—

Diluted shares outstanding	9,654,000	8,673,000	9,283,000	8,354,000

        Options, restricted stock and restricted stock units outstanding of 1,445,000 shares of common stock for the three and six months ended June 30, 2008 have been excluded from the above calculation because their effect would have been anti-dilutive.

        Options outstanding of 1,592,000 shares of common stock for the three and six months ended June 30, 2007 have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 8—Provision for Income Taxes

        The process of preparing the financial statements includes estimating income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS 109, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations. Significant management judgment is required to determine the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets.

        Prior to December 31, 2007, the company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of December 31, 2007, management determined that based on the recent performance of the Company that it was unlikely that the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of June 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve.

        In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $39,000 in compensation expense related to SFAS 123R in the first six months of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $10,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

Note 9—Business Segments

        HemaCare operates two business segments as follows:

  •
  Blood Products—Collection, processing and distribution of blood products and donor testing.

  •
  Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

        There were no intersegment revenues for either the three or six month periods ended June 30, 2008.

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

General

        HemaCare Corporation ("HemaCare" or the "Company") provides the customized delivery of blood products and services. The Company collects, processes and distributes blood products to hospitals and research related organizations. The Company operates and manages donor centers and mobile donor vehicles to collect transfusable blood products from donors. In addition, the Company purchases blood products from other blood suppliers. The Company also provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related therapeutic services are usually provided to hospitals under contract as an outside purchased service.

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

Results of Operations

  Three months ended June 30, 2008 compared to the three months ended June 30, 2007

  Overview

        The Company's continuing operations generated $9,562,000 in revenue for the second quarter of 2008, compared to $8,418,000 in the second quarter of 2007, representing an increase of $1,144,000, or 14%. Blood products revenue increased $628,000, or 9%, while blood services revenue increased $516,000, or 31%.

        Gross profit in the second quarter of 2008 increased $663,000, or 59%, to $1,785,000 compared to $1,122,000 for the same period of 2007. This increase is comprised of $230,000, or a 26% increase, in gross profit for the blood products business segment, and $433,000, or a 182% increase, in gross profit for the blood services business segment. The gross profit percentage increased to 19% in the second quarter of 2008 compared to 13% for the same period of 2007.

        The Company recognized $65,000 in other expense in the second quarter of 2008, representing a one-time charge for the cumulative value of billing adjustments for prior fiscal years for therapeutic services to one of the Company's largest therapeutic apheresis customers.

        The Company generated net income from continuing operations of $165,000 for the second quarter of 2008, compared with a net loss of $614,000 for the same period of 2007. Excluding the one-time charge of $65,000 to other expense, the Company would have reported $230,000 in income from continuing operations for the quarter, representing a $844,000 improvement over the same quarter of 2007. This improvement is attributable to the increase in gross profit from both of the Company's business segments, and a reduction in general and administrative expenses.

  Blood Products—Continuing Operations

        For the three months ended June 30, 2008, blood products revenue increased $628,000, or 9%, to $7,389,000 from $6,761,000 for the same period of 2007. This increase is primarily attributable to a 9% increase in revenue from the Company's California operations as a result of a 12% increase in the number of red cell units sold. The Company's Maine operations also recorded an 18% increase in revenue in the quarter, attributable to a 23% increase in the number of red cell units sold in the quarter. These increases in revenue were partially offset by a $100,000 reduction in blood products revenue as a result of the termination of the Company's contract to manage a blood collection operation at Mt. Auburn Hospital as of March 31, 2008.

        For the three months ended June 30, 2008, blood products gross profit increased $230,000, or 26%, to $1,114,000 from $884,000 in the second quarter of 2007. The gross profit percentage for this segment improved from 13% for the second quarter of 2007 to 15% in the same quarter of 2008. These increases are primarily the result of the growth in revenue at both the Company's California and Maine blood product operations, as well as successful efforts to control staff and supply costs.

  Blood Services

        Blood services revenue increased $516,000, or 31%, to $2,173,000 in the second quarter of 2008 from $1,657,000 generated in the same period of 2007. This increase is primarily due to a 27% increase in the number of procedures performed. The Company's California operations reported a 15% increase in the number of procedures performed in the quarter, whereas the Company's Mid-Atlantic operations reported a 53% increase in the number of procedures performed.

        Blood services gross profit increased $433,000, or 182%, from $238,000 in the second quarter of 2007 to $671,000 during the same period of 2008. The increase is primarily attributable to the increase in revenue, which resulted in operational efficiencies. The gross profit percentage during the second quarter increased to 31% from 14% as reported in second quarter of 2007.

  General and Administrative Expenses

        General and administrative expenses decreased $221,000, or 13%, to $1,515,000 in the second quarter of 2008, from $1,736,000 in the same period of 2007. The decrease is primarily the result of a $326,000 decrease in officer salaries as a result of the severance expense for the Company's former Chief Executive Officer recognized in the second quarter of 2007 that was not incurred in the second quarter of 2008. Share-based compensation also decreased $25,000 due to the lower market value of the Company's common stock, as well as an increase in the estimated forfeiture rate. The Company's use of outside services and temporary personnel also decreased in the quarter, resulting in a $108,000 decrease in these costs. These decreases in general and administrative expenses were partially offset by an increase in bad debt expense of $70,000, and a $113,000 increase in employee benefits and bonuses. The increase in bad debt expense was due to changes in collection personnel which resulted in receivable collection delays as new staff were trained on collection procedures. The increase in employee benefits was related to the accrual of an estimated match of employee contributions to the Company's 401(k) plan, and an increase in the accrual for management bonuses, both of which were the result of the increase in profits reported thus far in 2008 compared to a loss for 2007. For the second quarter of 2008, general and administrative expenses represented 16% of revenue from continuing operations, compared to 21% for the same period of 2007.

  Six months ended June 30, 2008 compared to the six months ended June 30, 2007

  Overview

        The Company's continuing operations generated $18,168,000 in revenue for the first six months of 2008 compared to $16,772,000 in the same period in 2007, representing an increase of $1,396,000, or 8%. Blood products revenue increased $812,000, or 6%, for the period, while blood services revenue increased $584,000, or 17%.

        Gross profit for the first six months of 2008 increased $1,011,000, or 44%, to $3,287,000 from $2,276,000 for the same period of 2007. This increase is comprised of $442,000, or a 28% increase, in gross profit for the Company's blood products business segment, and $569,000, or a 83% increase, in gross profit for the Company's blood services business segment. The gross profit percentage increased to 18% in the period, compared to 14% for the same period of 2007.

        The Company generated net income from continuing operations of $252,000 in the first six months of 2008, compared with a net loss of $932,000 in the same period of 2007. Excluding the $65,000 one-time charge to other expense, the Company would have reported $317,000 in net income from continuing operations in the first six months of 2008, representing a $1,249,000 improvement in profits compared to the same period of 2007. The improvement is attributable to the increase in gross profit from both of the Company's business segments, as well as a reduction in general and administrative expenses.

  Blood Products—Continuing Operations

        For the six months ended June 30, 2008, blood products revenue increased $812,000, or 6%, to $14,060,000 from $13,248,000 for the same period in 2007. This increase is primarily attributable to a 5% increase in revenue at the Company's California operations. In addition, the Company's Maine operations generated a 20% increase in revenue, mostly attributable to increases in the number of red cell and platelets sold.

        For the six months ended June 30, 2008, blood products gross profit increased $442,000, or 28%, to $2,031,000 from $1,589,000 for the same period in 2007. The increase is a result of the increase in revenue from both the Company's California and Maine operations. The gross profit percentage for this segment increased to 14.4% in the first six months of 2008 compared to 12% in the same period of 2007. This is primarily the result of successfully controlling staff and supply costs.

  Blood Services

        Blood services revenue increased $584,000, or 17%, to $4,108,000 in the first six months of 2008 from $3,524,000 generated in the same period of 2007, and is primarily due to a 12% increase in the number of procedures performed. The Company's California operations reported a 2% increase in completed procedures for the period, whereas the Company's Mid-Atlantic operations reported a 25% increase in the number of procedures performed.

        Blood services gross profit increased $569,000, or 83%, from $687,000 in the first six months 2007 to $1,256,000 during the same period of 2008, primarily as a result of the increase in revenue. The gross profit percentage for this business segment increased to 31% for the first six months of 2008, from 19% for the same period of 2007. This improvement is a result of operational efficiencies as a result of an increase in the number of procedures performed, primarily from the Company's Mid-Atlantic based operations, and operating cost reductions in the California region.

  General and Administrative Expenses

        General and administrative expenses decreased by $283,000, or 9%, to $2,925,000 in the first six months of 2008 from $3,208,000 in the same period of 2007. The decrease is the result of a $326,000 decrease in officers salaries as a result of the severance for the Company's former Chief Executive Officer recognized in June of 2007. In addition, share-based compensation expense decreased $98,000 due to the lower market price of the company's common stock, as well as an increase in the estimated stock option forfeiture rate. Finally, outside services decreased $157,000 in the period as a result of reduced utilization of temporary personnel and outside consultants. Partially offsetting these decreases were increases of $118,000 in employee benefits and bonuses, and $50,000 in bad debt expense. The increase in employee benefits was due to the accrual of a Company match of employee contributions to the Company's 401(k) plan and an increase in management bonuses as a result of improved profitability for the Company thus far in 2008 compared to 2007. For the first six months of 2008, general and administrative expenses represented 16% of revenue from continuing operations, compared to 19% for the same period of 2007.

  Income Taxes

        The Company recorded $45,000 to the income tax provision in the first six months of 2008, primarily for state income taxes as a result of the net income recognized in the quarter.

        In the second quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $39,000 in compensation expense related to SFAS 123R in the second quarter of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $10,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

        Prior to December 31, 2007, the company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of December 31, 2007, management determined that based on the recent performance of the Company that it was unlikely that the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of June 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve. The Company may choose to change this reserve in future periods.

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

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors. See "Note 3—Discontinued Operations." HemaBio had no operations in the three and six months ended June 30, 2008; however, the liquidation of inventory that the Company previously estimated had no value is the primary cause for the $263,000 gain in the second quarter of 2008. In the three and six months ended June 30, 2007, HemaBio's net income was $201,000 and $172,000, respectively.

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

  Accounting for Share-Based Incentive Programs

        In the second quarter of 2008 the Company recognized compensation expense related to stock options, restricted stock units and restricted stock granted to employees based on the cost for all share-based payments granted prior to June 30, 2008 based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate.

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

Liquidity and Capital Resources

        As of June 30, 2008, the Company's cash and cash equivalents for continuing operations were $289,000, and the Company's working capital from continuing operations was $1,320,000.

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

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditures line of credit is payable monthly at the Wells Fargo prime rate. As of June 30, 2008, the Wells Fargo prime rate was 5.00%. In addition, as of June 30, 2008, the Company had utilized $1,475,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2008, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. In addition, upon closing the Wells Agreement, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica. Subsequently the Company received $100,000 from the Florida assignee as a preliminary distribution. As of June 30, 2008, $200,000 remains as a notes payable to HemaCare Corporation on the books of HemaBio, which is eliminated in the consolidated balance sheet, and therefore not included in liabilities related to assets held for sale.

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

        The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Mauro, if an event of default occurs, the interest rate on the outstanding obligation increases to 12%. The Company's failure to pay the first installment is an event of default that triggers an increase in the interest rate. Therefore, since August 29, 2007, the Company has accrued interest expense on the outstanding balance of this note at an interest rate of 12%. As of June 30, 2008, the Company accrued $34,000 in interest due to Mr. Mauro. In addition, in the event of a default, Mr. Mauro has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company has not received any such declaration from Mr. Mauro.

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. As of June 30, 2008, the Company accrued $4,000 in interest due to Mr. Adia. Under the terms of the promissory note between the Company and Mr. Adia, if an event of default occurs, Mr. Adia has the option to declare all unpaid balances, including unpaid interest, immediately due and payable. The Company's failure to pay the first installment is an event of default that would entitle Mr. Adia to make such a declaration. The Company has not received any such declaration from Mr. Adia.

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

        As of June 30, 2008, the Company's default on the notes to Messrs. Mauro and Adia remain unresolved, and HemaBio's default on notes to Drs. Feldman and Raben also remain unresolved.

        Future minimum payments under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$5,851,000	$378,000	$1,538,000	$1,404,000	$2,531,000
Notes Payable	2,175,000	2,175,000	—	—	—

Totals	$8,026,000	$2,553,000	$1,538,000	$1,404,000	$2,531,000

        For the six months ended on June 30, 2008, cash provided by operating activities was $748,000, compared to cash used in operating activities of $490,000 for the six months ended June 30, 2007. The increase of $1,238,000 in cash provided between the two periods is primarily due to a $500,000 increase in net accounts payable, accrued expense and other liabilities, compared to a $2,003,000 decrease in this category in the same period in 2007, offset by an increase in accounts receivable of $250,000, compared to a decrease of $1,367,000 in 2007. Additional offsets included inventory, supplies and prepaid expenses which increased by $292,000 compared to a decrease of $178,000 in the same period in 2007. HemaCare's DSO stood at 50 days as of June 30, 2008, compared to 53 days as of December 31, 2007.

        For the six months ended on June 30, 2008, net cash used in investing activities was $220,000, compared to $485,000 for the same period in 2007. In 2007, the Company invested in leasehold improvements for the Company's Van Nuys donor center that were not incurred in 2008.

        For the six months ended June 30, 2008, net cash used in financing activities was $759,000, compared to net cash provided by financing activities of $1,025,000 for the same period of 2007. The difference is due to the timing of cash receipts that were applied directly to the note payable balance as a condition of the Wells Agreement.

        For discontinued operations, cash provided by operating activities in 2008 was $573,000 compared with $160,000 in the first six months of 2007. The cash provided in 2008 was from sale of inventory remaining after the close of HemaBio. No cash was used in investing activities during the six months ended June 30, 2008 compared to $438,000 used in the second quarter of 2007.

        Management anticipates that cash on hand, availability on the Wells Fargo bank line of credit and cash generated by operations will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and funding of the new information technology project.

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

Company reported losses for all of 2007 and may not return to profitability

        The Company reported losses in each quarter of 2007. Although the Company reported net income in the first and second quarters of 2008, management can not be certain if the Company will continue to be profitable. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

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

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. If the Company fails to complete the implementation by the new deadline, the Company can request another variance. The Company expects the AABB would approve any such variance request, but cannot insure against the AABB declining the request. If the Company's AABB accreditation is withdrawn, the Company's relationship with selected customers who require blood suppliers to be AABB accredited could be negatively impacted.

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

        The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management to perform an assessment of the effectiveness of the Company's internal control over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company's independent registered public accounting firm will be required to test and evaluate the design and effectiveness of such controls and publicly attest to such evaluation beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2008, the Company has $700,000 of debt in the form of notes payable with fixed interest rates. As of June 30, 2008, the Company has $1,475,000 outstanding on the line of credit with Wells Fargo that is based on a variable interest rate linked to the prime interest rate. Accordingly, the Company's interest rate expense will fluctuate with changes in the Wells Fargo prime rate. If interest rates increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $15,000.

Item 4.    Controls and Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective at the reasonable assurance level, as a result of material weaknesses described below, to ensure that information required to be disclosed is:

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

        Management of the Company, including the Chief Executive Officer and Chief Financial Officer, and with assistance from outside consultants, conducted a partial evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This

evaluation included a complete risk assessment of all the Company's business processes and financial statement account categories based on the following weighted risk categories:

  •
  Potential impact on the accuracy of the financial statements (30%)

  •
  Nature and complexity (20%)

  •
  Degree of subjectivity (20%)

  •
  Potential for fraud (20%)

  •
  Previously identified errors (10%)

        Each financial statement account category was assigned a risk score of 1, 2 or 3, based on if an error might have no material impact on either the balance sheet or income statement, might have a material impact on either the balance sheet or income statement, or might have a material impact on both the balance sheet and income statement. A calculation was then performed for each financial statement account category to weight the score for each risk category. At the conclusion of this analysis, management identified those financial statement account categories that were perceived to be either high risk, medium risk or low risk for material error. Those categorized as high risk were selected for further evaluation of the related internal control structure.

        The Company's outside consultants performed an evaluation of the internal controls related to the high risk account categories including a review of the related business processes, review of related Company policies, interviews with key personnel and, where applicable, an assessment of related information technology controls. In addition, the outside consultants performed an evaluation of the Company's information technology controls, including the design and execution of a testing plan to determine if these controls were effective. Prior to the completion and filing of the Company's 2007 10-K, the outside consultants had completed their evaluation of approximately 50% of the Company's business processes.

        Based on the portion of the consultant's evaluation that was completed, and based on management's assessment of selected internal controls, the Company identified several internal control weakness over financial reporting. Based on this limited evaluation, management concluded that as of December 31, 2007 the Company's internal control over financial reporting are ineffective because of the following: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company's financial statements.

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

        There was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended June 30, 2008 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed other than as set forth below:

Company reported losses for all of 2007 and may not return to profitability

        The Company reported losses in each quarter of 2007. Although the Company reported net income in the first six months of 2008, management can not be certain if the Company will continue to be profitable. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

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

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. If the Company fails to complete the implementation by the new deadline, the Company can request another variance. The Company expects the AABB would approve any such variance request, but cannot insure against the AABB declining the request. If the Company's AABB accreditation is withdrawn, the Company's relationship with selected customers who require blood suppliers to be AABB accredited could be negatively impacted.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Wells Agreement requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        Under certain circumstances, shareholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2009 annual meeting of shareholders must be received at the Company's executive offices at 15350 Sherman Way, Suite 350, Van Nuys, CA, 91406, addressed to the attention of the Corporate Secretary by December 20, 2008 in a form that complies with applicable regulations. If the date of the 2009 annual meeting of shareholders is advanced or delayed more than 30 days from the date of the 2008 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2009 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2009 annual meeting. Upon any determination that the date of the 2009 annual meeting will be advanced or delayed by more than 30 days from the date of the 2008 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

        The Securities and Exchange Commission's rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2009, the proxies solicited by the Board for the 2009 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2009 annual meeting of stockholder without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2009 annual meeting is advanced or delayed by more than 30 days from the date of the 2008 annual meeting, then the shareholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2009 annual meeting.

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

Date	August 14, 2008	HEMACARE CORPORATION (Registrant)

		By:	/s/ JULIAN STEFFENHAGEN Julian Steffenhagen, Chief Executive Officer

		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

 EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

QuickLinks

HEMACARE CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
HEMACARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
HEMACARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) (Unaudited)
HEMACARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Period Ended June 30,
HemaCare Corporation Notes to Unaudited Condensed Consolidated Financial Statements
HEMACARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS Reclassification for the Three and Six Months Ended June 30, 2007
HEMACARE CORPORATION Discontinued Operations
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