Form 10-K/A
period 2007-12-31
HEMACARE CORP /CA/
filed 2008-09-19
CIK 801748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 0-15223

HEMACARE CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3280412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15350 Sherman Way, Suite 350
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 226-1968

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value)
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

☒   YES    ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES    ☒ NO

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $6,466,000.

As of March 3, 2008, 8,799,955 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

HemaCare Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Report”) to revise the information provided under Part II, Item 9A(T), “Controls and Procedures,” and Part IV, Item 15, “Exhibits.”  The only items filed herewith are Item 9A(T), Item 15, the signature page and the consent of our independent registered public accounting firm and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.  With the exception of the foregoing, the information in this Form 10-K/A is as of the filing date of the Report, and no other information in the Report has been supplemented, updated or amended.

ITEM 9A(T)                               CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out a partial evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Since management failed to complete a full evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer cannot conclude that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective or ineffective to provide reasonable assurance that information required to be disclosed in this report is:

a.                         Recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms; and

b.                        Accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Management is not aware any specific control weakness that resulted in a material misstatement in the Company’s financial statements, and management does not believe any of its financial statements contain any material misstatements.

(b)         Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Chief Executive Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, and with assistance from outside consultants, conducted a partial evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included a complete risk assessment of all the Company’s business processes and financial statement account categories based on the following weighted risk categories:

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

Prior to the completion and filing of the Company’s 2007 10-K, the Company’s outside consultants performed an evaluation of approximately 50% of the internal controls related to the high risk account categories including a review of the related business processes, review of related Company policies, interviews with key personnel and, where applicable, an assessment of related information technology controls.  The Company did not design or execute a testing plan to determine if any of these controls were effective or ineffective.

In addition, the outside consultants performed an evaluation of the Company’s information technology controls, including the design and execution of a testing plan to determine if these controls were effective.

Based on the portion of the consultant’s evaluation that was completed, and based on management’s assessment of selected internal controls, the Company identified the following internal control weakness over financial reporting: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company’s financial statements.

Since a complete evaluation of the internal controls related to the high risk account categories was not completed, the Chief Executive Officer and the Chief Financial Officer of the Company cannot conclude that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective or ineffective.

On September 11, 2008 the Company hired an outside consultant to assist with the remaining evaluation of the Company’s internal controls in effect in 2007, develop a test plan for the internal controls that were determined to be appropriate and execute the test plan to determine if those controls functioned effectively.  As of (date of proposed amendment), the Company has not completed the evaluation of all the internal controls.  The Company anticipates that the evaluation of internal controls and testing of internal controls will be completed by December 2008.

Management does not believe any of its financial statements contain a material error as a result of any material weakness in internal controls.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)                                  Remediation of Material Weakness in Internal Control Over Financial Reporting

From June 2007 through September 2007, the Company engaged the services of an outside consultant to assist with an assessment of the Company’s internal controls.  At the conclusion of this engagement, the consultant provided management with documentation of the internal control weaknesses they identified.  Once management was informed of these weaknesses, the Company has engaged in, and will continue to engage in, remediation efforts to address the material weakness in its internal control over financial reporting.  Specific actions which have been or will be taken are outlined below:

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

The Company has determined to take the following additional actions before the end of 2008:

•                  retain the services of a consultant, or consultants, to complete an evaluation of the internal controls in existence for 2007 related to the high risk account categories;

•                  develop a list of additional control weaknesses identified by the consultant or consultants; and

•                  develop action plans to correct each identified additional weakness

The Company will assess the need to take additional actions including, but not limited, to the following:

•                  evaluate accounting and control systems to identify opportunities for enhanced controls;

•                  recruit and hire additional staff to provide greater segregation of duty;

•                  evaluate the need for other employee changes;

•                  expand executive management’s ongoing communications regarding the importance of adherence to internal controls and company policies;

•                  implement an internal auditing function at HemaCare and its subsidiaries; and

•                  evaluate such other actions as the Company’s advisors may recommend.

(d)                                 Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

ITEM 15                                                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.35

First Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated August 17, 2006, incorporated by reference to Exhibit 10.35 to Form 10-K of Registrant for the year-ended December 31, 2007.

10.36

Second Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated April 11, 2007, incorporated by reference to Exhibit 10.36 to Form 10-K of Registrant for the year-ended December 31, 2007.

10.37

Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24. 2008.

10.38

Indemnification Agreement between HemaCare Corporation and Julian Steffenhagen, executed March 11, 2008, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2008.

10.39

Credit and Security Agreement between HemaCare Corporation, Coral Blood Services, Inc., and Wells Fargo Bank, National Association, dated April 10, 2008, incorporated by reference to Exhibit 10.39 to Form 10-K of Registrant for the year-ended December 31, 2007.

11.	Computation of earnings (loss) per common equivalent share, incorporated by reference to Exhibit 11 to Form 10-K of Registrant for the year-ended December 31, 2007.

14.	Code of Ethics – incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.

21.	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Form 10-K of Registrant for the year-ended December 31, 2007.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to Form 10-K of Registrant for the year-ended December 31, 2007.

23.1.1**	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.

24.	Power of attorney, incorporated by reference to Exhibit 24 to Form 10-K of Registrant for the year-ended December 31, 2007.

31.1

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to Form 10-K of Registrant for the year-ended December 31, 2007.

31.1.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 to Form 10-K of Registrant for the year-ended December 31, 2007.

31.2.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 to Form 10-K of Registrant for the year-ended December 31, 2007.

32.1.1**	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	September 19, 2008	HEMACARE CORPORATION

		By:	/s/ Robert S. Chilton
Robert S. Chilton, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the nineteenth day of September, 2008.

	Signature	Title

	*	Chairman of the Board and Chief Executive Officer
	Julian L. Steffenhagen	(Principal Executive Officer)

	/s/ Robert S. Chilton	Executive Vice President and Chief Financial Officer
	Robert S. Chilton	(Principal Financial and Accounting Officer)

	*	Director
Steven Gerber

	*	Director
Teresa Sligh

	*	Director
Terry Van Der Tuuk

* By:	/s/ Robert S. Chilton
Robert S. Chilton
Attorney-In-Fact