Form 10-Q
period 2008-09-30
HEMACARE CORP /CA/
filed 2008-11-14
CIK 801748

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 7, 2008, 9,886,954 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2008

i

HEMACARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,000	$420,000
Accounts receivable, net of allowance for doubtful accounts of $230,000 in 2008 and $302,000 in 2007	6,074,000	4,942,000
Product inventories and supplies	1,254,000	1,120,000
Prepaid expenses	711,000	508,000
Assets held for sale	511,000	482,000
Other receivables	59,000	83,000

Total current assets	8,668,000	7,555,000
Plant and equipment, net of accumulated depreciation and amortization of $5,427,000 in 2008 and $4,678,000 in 2007	4,542,000	4,847,000
Other assets	86,000	92,000

	$13,296,000	$12,494,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,027,000	$2,728,000
Accrued payroll and payroll taxes	846,000	1,115,000
Other accrued expenses	279,000	202,000
Liabilities related to assets held for sale	2,082,000	2,046,000
Current obligation under notes payable	2,074,000	2,700,000

Total current liabilities	8,308,000	8,791,000

Other long-term liabilities	668,000	631,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 9,886,955 issued and outstanding in 2008 and 8,799,955 in 2007	16,165,000	15,717,000
Accumulated deficit	(11,845,000)	(12,645,000)

Total shareholders' equity	4,320,000	3,072,000

	$13,296,000	$12,494,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	Reclassified 2007	2008	Reclassified 2007
Revenues
Blood products	$7,573,000	$6,367,000	$21,632,000	$19,615,000
Blood services	1,901,000	2,066,000	6,010,000	5,590,000

Total revenues	9,474,000	8,433,000	27,642,000	25,205,000
Operating costs and expenses
Blood products	6,487,000	5,780,000	18,517,000	17,438,000
Blood services	1,476,000	1,457,000	4,328,000	4,294,000

Total operating costs and expenses	7,963,000	7,237,000	22,845,000	21,732,000
Gross profit	1,511,000	1,196,000	4,797,000	3,473,000
General and administrative expenses	1,452,000	1,600,000	4,375,000	4,810,000

Income (loss) from operations	59,000	(404,000)	422,000	(1,337,000)
Other income	396,000	—	331,000	—

Income (loss) before income taxes	455,000	(404,000)	753,000	(1,337,000)
Provision for income taxes	—	623,000	45,000	623,000

Income (loss) from continuing operations	455,000	(1,027,000)	708,000	(1,960,000)

Discontinued Operations:
(Loss) income from discontinued operations	(170,000)	(4,565,000)	92,000	(4,388,000)
Provision for income taxes	—	4,000	—	8,000

(Loss) income from discontinued operations	(170,000)	(4,569,000)	92,000	(4,396,000)

Net income (loss)	$285,000	$(5,596,000)	$800,000	$(6,356,000)

Income (loss) per share
Basic
Continuing operations	$0.05	$(0.12)	$0.08	$(0.23)

Discontinued operations	$(0.02)	$(0.52)	$0.01	$(0.51)

Total	$0.03	$(0.64)	$0.08	$(0.74)

Diluted
Continuing operations	$0.05	$(0.12)	$0.07	$(0.23)

Discontinued operations	$(0.02)	$(0.52)	$0.01	$(0.51)

Total	$0.03	$(0.64)	$0.08	$(0.74)

Weighted average shares outstanding—basic	9,696,000	8,794,000	9,415,000	8,588,000

Weighted average shares outstanding—diluted	9,942,000	8,794,000	9,588,000	8,588,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended September 30,

(Unaudited)

	2008	Reclassified 2007
Cash flows from operating activities:
Net income (loss)	$800,000	$(6,356,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(92,000)	4,396,000
(Recovery of) provision for bad debts	(72,000)	95,000
Increase in deferred tax asset valuation reserve	—	623,000
Depreciation and amortization	753,000	960,000
Loss on disposal of assets	3,000	50,000
Share-based compensation	97,000	221,000
Gain on transfer of common stock	(126,000)	—
Discharge of debt and related accrued interest	(242,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,060,000)	1,295,000
Increase in inventories, supplies and prepaid expenses	(337,000)	(90,000)
Decrease in other receivables	24,000	231,000
Decrease in other assets	6,000	8,000
Increase (decrease) in accounts payable, accrued expenses and other liabilities	285,000	(1,118,000)

Net cash provided by operating activities	39,000	315,000
Cash flows from investing activities:
Investment in goodwill	—	657,000
Purchases of plant and equipment	(451,000)	(1,521,000)

Net cash used in investing activities	(451,000)	(864,000)
Cash flows from financing activities:
Proceeds from sale of common stock	433,000	33,000
Proceeds from the exercise of stock options	44,000	—
Principal payments of debt and capitalized leases	(426,000)	(7,000)
Proceeds from line of credit	—	475,000

Net cash provided by financing activities	51,000	501,000

Net cash used in continuing operations	(361,000)	(48,000)
Cash Flows—Discontinued Operations
Net cash provided by (used in) operating activities	368,000	(571,000)

Net cash provided by (used in) discontinued operations	368,000	(571,000)

Increase (decrease) in cash and cash equivalents	7,000	(619,000)
Cash and cash equivalents at beginning of period	556,000	1,136,000

Cash and cash equivalents at end of period	$563,000	$517,000

Cash and cash equivalents—Continuing operations	$59,000	$(58,000)
Cash and cash equivalents—Assets held for sale	504,000	$575,000

Total cash and cash equivalents	$563,000	$517,000

Supplemental disclosure:
Interest paid	$118,000	$126,000

Income taxes paid	$22,000	$105,000

Supplemental disclosure of non-cash activities
Transfer of common stock due to settlement of litigation	$(126,000)	$—

Reduction in notes payable and related accrued interest due to settlement of litigation	$(242,000)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

        In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

        These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission ("SEC") on April 14, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2007 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2007 as described in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2008. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

         Revenues and Accounts Receivable:    Revenues are recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenues consist primarily of mobile therapeutics sales, while blood products revenues consist primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company's recent bad debt experience.

         Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations as of September 30, 2008 or year ended December 31, 2007. The Company recorded no reserves for obsolete inventory for discontinued operations as of September 30, 2008, but recorded $1,341,000 for obsolete inventory for discontinued operations as of December 31, 2007.

         Share-Based Compensation:    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 ("SFAS 123R"), the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to September 30, 2008, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

        The Company's assessment of the estimated fair value of share-based payments is impacted by the price of the Company's stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management calculated fair value based on fair value of the stock at the date of issuance for restricted stock and restricted stock units. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Generally, the calculation of the fair value for share-based payments granted under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

        The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

  (a)
  The expected volatility of the common stock price, which was determined based on historical volatility of the Company's common stock;

  (b)
  Expected dividends, which are not anticipated;

  (c)
  Expected life, which is estimated based on the historical exercise behavior of employees; and

  (d)
  Expected forfeitures.

        In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on earnings.

        The Company currently uses the 2006 Equity Incentive Plan ("2006 Plan") approved by shareholders at the 2006 annual meeting to grant stock options, and other share-based payments. At the March 19, 2008 meeting of the Board of Directors, the non-employee directors were awarded their 2008 annual stock option grants utilizing the closing stock price on March 19, 2008, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $12,000 and $24,000 of share-based compensation for the three and nine months ended September 30, 2008, respectively, utilizing the Black-Scholes valuation model. In addition, the Board of Directors awarded stock options, restricted stock units and restricted stock grants during the first three quarters of 2008 to members of senior management.

         Income Taxes:    The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit within the tax provision in the statements of operations.

        Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that a selection of different input variables could produce a materially different estimate of the provision, asset, liability and valuation allowance.

        Prior to September 30, 2007, the Company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of September 30, 2007, management determined that based on the Company's recent performance there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of September 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first nine months of 2008, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2008.

         Reclassification:    Certain prior year amounts have been reclassified to conform to the current year presentation. In November 2007, the Board of Directors of HemaCare BioScience, Inc. ("HemaBio") closed its Florida-based research blood products operation. Accordingly, the financial results for this operation have been reported as discontinued operations, and this subsidiary's assets and liabilities as held for sale, in the condensed consolidated financial statements as of September 30, 2008 and as of December 31, 2007. Since the condensed consolidated financial statements for the three and nine months ended September 30, 2007 previously reported HemaBio as part of continuing operations, the financial results and cash flow statement have been reclassified to reflect the change in the status of HemaBio as a discontinued operation in accordance with SFAS No. 144, Accounting for Impairment and Disposal of Long-Lived Assets ("SFAS No. 144") The following reconciles the financial statements for the three and nine months ended September 30, 2007 as originally reported, with those reclassified financial statements presented along with the 2008 financial statements:

HEMACARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Reclassification for the Three and Nine Months Ended September 30, 2007

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Reported	Discontinued Operations	Reclassified	As Reported	Discontinued Operations	Reclassified
Revenues
Blood products	$7,495,000	$1,128,000	$6,367,000	$22,973,000	$3,358,000	$19,615,000
Blood services	2,066,000	—	2,066,000	5,590,000	—	5,590,000

Total revenues	9,561,000	1,128,000	8,433,000	28,563,000	3,358,000	25,205,000
Operating costs and expenses
Blood products	7,209,000	1,429,000	5,780,000	20,922,000	3,484,000	17,438,000
Blood services	1,457,000	—	1,457,000	4,294,000	—	4,294,000

Total operating costs and expenses	8,666,000	1,429,000	7,237,000	25,216,000	3,484,000	21,732,000
Gross profit	895,000	(301,000)	1,196,000	3,347,000	(126,000)	3,473,000
General and administrative expenses	1,605,000	5,000	1,600,000	4,810,000	—	4,810,000
Goodwill impairment	4,259,000	4,259,000	—	4,259,000	4,259,000	—

Loss before income taxes	(4,969,000)	(4,565,000)	(404,000)	(5,722,000)	(4,385,000)	(1,337,000)
Provision for income taxes	627,000	4,000	623,000	634,000	11,000	623,000

Net loss	$(5,596,000)	$(4,569,000)	$(1,027,000)	$(6,356,000)	$(4,396,000)	$(1,960,000)

         Facility Rent Accrual:    The initial lease term for one of the Company's facilities expired in 1998; however, the Company continued to occupy the facility based on an annual automatic renewal provision in the original lease. Since 2003 the Company estimated the rent owed on the basis of the renewal provision. However, as a result of recent lease renewal negotiations, management determined the estimated rent was overstated by $183,000.

CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 and $100,000, as of September 30, 2008 and December 31, 2007, respectively, for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2008 and December 31, 2007, the Company's uninsured cash and cash equivalents was $254,000 and $337,000, respectively.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective in the first quarter of 2008. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaces SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141R establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R retains certain fundamental requirements of SFAS 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the issuance of SFAS 141R will have an impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51("SFAS 160"), which establishes accounting and reporting for noncontrolling interests, referred to in current GAAP as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS 160, noncontrolling interests shall be reported as equity in the consolidated financial statements. On the statement of operations, SFAS 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, thereby eliminating diversity in practice and providing transparency in disclosure. SFAS 160 also simplifies accounting standards by establishing a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation; and requires that, when a subsidiary is deconsolidated, a parent will recognize gain or loss in net income. SFAS 160 further requires expanded disclosures surrounding the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the issuance of SFAS 160 will have an impact on its consolidated financial statements.

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

        Inventories are comprised of the following as of:

	September 30, 2008	December 31, 2007
Continuing Operations
Supplies	$700,000	$839,000
Blood products	554,000	281,000

Total continuing operations	1,254,000	1,120,000

Discontinued Operations
Blood products	—	90,000

Total discontinued operations	—	90,000

Total	$1,254,000	$1,210,000

Note 3—Discontinued Operations

        On November 5, 2007, the Board of Directors of the Company's Florida subsidiary, HemaBio, closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute all proceeds to HemaBio's creditors.

        Per SFAS No. 144, the results of operations of HemaBio, along with all closure related costs are reflected in the December 31, 2007 and September 30, 2008 financial statements. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operation:

HEMACARE CORPORATION

Discontinued Operations

	September 30, 2008	December 31, 2007
Assets Held for Sale
Cash and cash equivalents	$504,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $133,000 in 2007	—	210,000
Product inventories and supplies	—	90,000
Other receivables	7,000	7,000
Plant and equipment, net of accumulated depreciation and amortization of $133,000 in 2007	—	39,000

Total assets held for sale	$511,000	$482,000

Liabilities related to assets held for sale
Accounts payable	$830,000	$832,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	149,000	111,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,082,000	$2,046,000

        Per the American Institute of Certified Public Accountants Statements of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since complete conveyance of assets, final settlement with all creditors or court action granting HemaBio relief from any creditors' claims, has not been obtained, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

Note 4—Line of Credit and Notes Payable

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica Bank ("Comerica") to provide a working capital line of credit. The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: (i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, (ii) HemaBio was added as an additional borrower, (iii) Comerica was given a security interest in all of the assets of HemaBio, and (vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest was payable monthly at a rate of prime minus 0.25%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of December 31, 2007, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

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

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of September 30, 2008, the Wells Fargo prime rate was 5%. In addition, as of September 30, 2008, the Company had utilized $2,074,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2008, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. In addition, upon closing the Wells Agreement, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica. Subsequently the Company received $100,000 from the Florida assignee as a preliminary distribution. As of September 30, 2008, $200,000 remains as a note payable to HemaCare Corporation on the books of HemaBio, which is eliminated in the consolidated balance sheet, and therefore not included in liabilities related to assets held for sale.

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, and was secured through a security agreement, by all of the assets of HemaBio, and was subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia, required four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, was also secured by all of the assets of HemaBio, and was subordinate to Comerica.

        The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Mauro, if an event of default occurred, the interest rate on the outstanding obligation increased to 12%. The Company's failure to pay the first installment was an event of default that triggered an increase in the interest rate. Therefore, since August 29, 2007, and until the note was cancelled, the Company accrued interest expense on the outstanding balance of this note at an interest rate of 12%.

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. As of September 30, 2008, the Company accrued $4,000 in interest due to Mr. Adia.

        Disputes arose between the Company and Messrs. Mauro and Adia pertaining to the Company's acquisition of HemaBio, and their management of HemaBio after the acquisition. The dispute led to the filing of a lawsuit against Mauro and Adia in the Los Angeles Superior Court (Case No. LC082173) (the "Lawsuit").

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company.

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $405,000, which is reported on the Company's income statement as a component of Other Income.

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

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%.

        The foregoing descriptions of the notes, the Comerica Agreement and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of September 30, 2008, HemaBio's default on the notes to Drs. Feldman and Raben remain unresolved.

Note 5—Shareholders' Equity

        The Company recognizes share-based compensation expense per SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC's staff's position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

        Per SFAS 123R, the Company recognizes share-based compensation expense for all share-based payments granted prior to September 30, 2008, based on the grant date fair value estimated in accordance with SFAS 123R. For the three and nine months ended September 30, 2008, the Company recognized increases of $58,000 and $97,000 in share-based compensation costs, respectively, per SFAS 123R, including $12,000 and $24,000, respectively, of share-based compensation for non-employee director options. (see Note 1)

        The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2008	1,829,000	$1.32
Granted	220,000	0.28
Exercised	(140,000)	0.32
Canceled or expired	(344,000)	1.23
Forfeited	(30,000)	0.64

Outstanding at September 30, 2008	1,535,000	$1.29	6.2

Exercisable at September 30, 2008	1,271,750	$1.34	5.6

        The following summarizes the activity of the Company's stock options that have not yet vested as of September 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	284,000	$1.24
Granted	220,000	0.26
Vested	(210,750)	0.78
Forfeited	(30,000)	0.59

Nonvested at September 30, 2008	263,250	$0.87

        The following summarizes the activity of the Company's restricted stock units for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Restricted Stock Units:
Outstanding at January 1, 2008	—	$—
Granted	47,200	0.00
Exercised	—	—
Canceled or expired	—	—

Outstanding at September 30, 2008	47,200	$0.00

Exercisable at September 30, 2008	—	$—

        The following summarizes the activity of the Company's restricted stock units that have not yet vested as of September 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	—	$—
Granted	47,200	0.25
Vested	—	—
Canceled	—	—

Nonvested at September 30, 2008	47,200	$0.25

        The following summarizes the activity of the Company's restricted stock for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Restricted Stock:
Outstanding at January 1, 2008	—	$—
Granted	115,385	0.00
Exercised	—	—
Canceled or expired	—	—

Outstanding at September 30, 2008	115,385	$0.00

Exercisable at September 30, 2008	—	$—

        The following summarizes the activity of the Company's restricted stock that have not yet vested as of September 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	—	$—
Granted	115,385	0.25
Vested	—	—
Canceled	—	—

Nonvested at September 30, 2008	115,385	$0.25

        As of September 30, 2008, there was $146,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total measurement fair value of shares vested during the nine months ended September 30, 2008 was $165,000.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Weighted average fair value at date of grant for share-based payments awarded during the period	N/A	$0.26
Weighted average fair value at date of grant for share-based payments vested during the period	$0.76	$0.78
Risk-free interest rates	4.0%	4.0%
Expected stock price volatility	190.8%	190.8%
Expected dividend yield	0%	0%
Expected forfeitures	29.5%	29.5%

        Starting in the third quarter of 2008, the Company no longer assumes a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options. As a result of this change in forfeiture rate, the Company recognized $6,000 in additional share-based compensation expense in the third quarter of 2008.

        At the Company's annual meeting of shareholders held on May 24, 2006, the shareholders approved the 2006 Plan. The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company's continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company's common stock have been reserved for issuance under the 2006 Plan. As of September 30, 2008, the Company had utilized 627,585 of the shares reserved under the 2006 Plan, and 572,415 shares remain available. Awards may be granted to any employee, director or consultant, or those of the Company's affiliates.

        Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan ("1996 Plan"). The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

        On August 6, 2008, the Board of Directors approved an amendment to the Company's 2004 Stock Purchase Plan ("2004 Plan") to increase the number of shares eligible for purchase from 1,000,000 to 2,000,000. Prior to the third quarter of 2008, 1,000,000 shares were purchased through the 2004 Plan.

        During the third quarter of 2008 members of the Board of Directors and management purchased 430,000 shares of the Company's common stock through the 2004 Plan at $0.49, the purchase price determined under the terms and conditions of the 2004 Plan. There remain 570,000 shares available for purchase under the 2004 Plan.

Note 6—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Continuing Operations
Net income (loss)	$455,000	$(1,027,000)	$708,000	$(1,960,000)

Weighted average shares outstanding	9,696,000	8,794,000	9,415,000	8,588,000
Net effect of dilutive options and warrants	246,000	—	173,000	—

Diluted shares outstanding	9,942,000	8,794,000	9,588,000	8,588,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Discontinued Operations
Net (loss) income	$(170,000)	$(4,569,000)	$92,000	$(4,396,000)

Weighted average shares outstanding	9,696,000	8,794,000	9,415,000	8,588,000
Net effect of dilutive options and warrants	246,000	—	173,000	—

Diluted shares outstanding	9,942,000	8,794,000	9,588,000	8,588,000

        Options, restricted stock and restricted stock units outstanding of 1,335,000 shares of common stock for the three and nine months ended September 30, 2008 have been excluded from the above calculation because their effect would have been anti-dilutive.

        Options outstanding covering 1,759,000 shares of common stock for the three and nine months ended September 30, 2007 have been excluded from the above calculation because their effect would have been anti-dilutive.

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

        Prior to September 30, 2007, the Company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of September 30, 2007, management determined that based on the recent performance of the Company there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of September 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first nine months of 2008, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2008.

        In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $97,000 in compensation expense related to SFAS 123R in the first nine months of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $24,000 The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

Note 8—Business Segments

        HemaCare operates two business segments as follows:

  •
  Blood Products—Collection, processing, purchasing and distribution of blood products and donor testing.

  •
  Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

        There were no intersegment revenues for either the three or nine month periods ended September 30, 2008.

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

Note 10—Severance to Chief Executive Officer

        On June 28, 2007, Judi Irving resigned as the Company's President and Chief Executive Officer, and as a member of the Company's Board of Directors. Based on the terms of Ms. Irving's employment letter of November 26, 2002, and in exchange for a release of any employment related claims Ms. Irving could assert against the Company, the Company agreed to pay Ms. Irving one year of her salary as of the date of her separation, payable in 26 equal bi-weekly installments. In addition, the Company agreed to pay Ms. Irving's health and dental coverage for 18 months on the same terms that existed prior to Ms. Irving's separation from the Company. The Company recognized a charge to general and administrative expenses in the second quarter of 2007 of $326,000 as the total cost of the separation obligation to Ms. Irving. As of September 30, 2008, $2,000 of this obligation remained unpaid.

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

General

        HemaCare Corporation ("HemaCare" or the "Company") provides the customized delivery of blood products and services. The Company collects, processes, purchases and distributes blood products to hospitals and research related organizations. The Company operates and manages donor centers and mobile donor vehicles to collect transfusable blood products from donors. In addition, the Company purchases blood products from other blood suppliers. The Company also provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related therapeutic services are usually provided to hospitals under contract as an outside purchased service.

        The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States. In 2003, the Company reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. From 2003 through 2006, the Company's earnings improved as a result of the successful implementation of this plan. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. ("HemaBio"), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. For a description of the terms of this acquisition, see the Company's Current Report on Form 8-K filed with the SEC on November 15, 2006. As a result of projected losses by HemaBio in the third and fourth quarters of 2007 and the resignations of key members of HemaBio's management, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined HemaBio's business could not operate without senior management, and therefore closed all operations of HemaBio, effective November 5, 2007.

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

Results of Operations

  Three months ended September 30, 2008 compared to the three months ended September 30, 2007

  Overview

        The Company's continuing operations generated $9,474,000 in revenue for the third quarter of 2008, compared to $8,433,000 in the third quarter of 2007, representing an increase of $1,041,000, or 12%. Blood products revenue increased $1,206,000, or 19%, while blood services revenue decreased $165,000, or 8%.

        Gross profit in the third quarter of 2008 increased $315,000, or 26%, to $1,511,000 compared to $1,196,000 for the same period of 2007. This increase is comprised of $499,000, or an 85% increase, in gross profit for the blood products business segment, and $184,000, or a 30% decrease, in gross profit for the blood services business segment. The gross profit percentage increased to 16% in the third quarter of 2008 compared to 14% for the same period of 2007.

        The Company generated $59,000 in income from operations in the third quarter of 2008 compared to to a loss of $404,000 for the same period of 2007, primarily as a result of the improvement in gross profit.

        The Company recognized $396,000 in other income in the third quarter of 2008, which is primarily the result of the Company entering into a Settlement Agreement and Mutual General Release ("Mauro/Adia Agreement") with Joseph Mauro and Valentin Adia related to disputes with the Company over the Company's acquisition of HemaBio, and Messrs. Mauro and Adia's management of HemaBio after the acquisition. The disputes led to the filing of a lawsuit against Mauro and Adia in the Los Angeles Superior Court (Case No. LC082173) (the "Lawsuit").

        On August 26, 2008, the Company entered into the Mauro/Adia Agreement which resolved the disputes, including those alleged in the Lawsuit. The Maruo/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company.

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $405,000, which is reported on the Company's income statement as a component of Other Income. Partially offsetting this income, the Company incurred $9,000 in other expenses for outside consultants to assist with the completion of an evaluation of the Company's 2007 Sarbanes Oxley internal controls.

        Discontinued operations generated a loss of $170,000 in the third quarter of 2008 compared to a loss of $4,569,000 for the same period of 2007.

        The Company recorded no increase in the provision for income taxes for the three month period ended September 30, 2008, whereas the Company recorded a $623,000 increase in the provision for the same three month period of 2007. This increase was the result of an adjustment in the Company's valuation reserve for deferred tax assets.

        The Company generated net income from continuing operations of $455,000 for the third quarter of 2008, compared to a net loss of $1,027,000 for the same period of 2007. This improvement is the result of the combination of an improvement in operating income, the gain from the Mauro/Adia Agreement and the lack of any addition to the provision for income taxes in the 2008 period compared to the large increase in the 2007 period.

  Blood Products—Continuing Operations

        For the three months ended September 30, 2008, blood products revenue increased $1,206,000, or 19%, to $7,573,000 from $6,367,000 for the same period of 2007. This increase is primarily attributable to a 21% increase in revenue generated by the Company's California-based blood products operations in the quarter, and is primarily the result of a 62% increase in the amount of purchased products sold in the quarter. Summer vacations and other summer activities often result in a decrease in the Company's whole blood collections during the summer months. Therefore, in order to meet customer demand, the Company relied more heavily on purchased products during the quarter. In addition, the Company's Maine-based blood products operations generated an 18% increase in revenue in the quarter, primarily as a result of a 19% increase in the number of platelet units sold. Enhanced donor recruitment efforts in this region resulted in an increase in collections, and therefore an overall increase in inventory available for sale.

        For the three months ended September 30, 2008, blood products gross profit increased $499,000, or 85%, to $1,086,000 from $587,000 in the third quarter of 2007. This is primarily the result of the increase in revenue for this business segment without a corresponding increase in costs. The gross profit percentage for this segment improved from 9% for the third quarter of 2007 to 14% in the same quarter of 2008. The growth in revenue at both the Company's California and Maine operations created operational efficiencies through greater leveraging of fixed cost components.

  Blood Services

        Blood services revenue decreased $165,000, or 8%, to $1,901,000 in the third quarter of 2008 from $2,066,000 generated in the same period of 2007. This decrease is due to a 17% decrease in the number of procedures performed in California. The Company's Mid-Atlantic operations reported a 3% increase in the number of procedures performed in the quarter.

        Blood services gross profit decreased $184,000, or 30%, from $609,000 in the third quarter of 2007 to $425,000 for the same period of 2008. The decrease is attributable to the decrease in revenue as the procedures performed in California are typically full service procedures that produce higher profit margins than those performed in the Mid-Atlantic region. The gross profit percentage during the third quarter of 2008 decreased to 22% from 29% as reported in third quarter of 2007.

  General and Administrative Expenses

        General and administrative expenses decreased $148,000, or 9%, to $1,452,000 in the third quarter of 2008, from $1,600,000 in the same period of 2007. The decrease is primarily the result of a $118,000 decrease in bad debt expense, a $64,000 decrease in the cost of outside services and temporary personnel and a $17,000 decrease in share-based compensation expense. These decreases in general and administrative expenses were partially offset by a $33,000 increase in employee benefits, and $24,000 in bank service charges.

        The decrease in bad debt expense is the result of improvements in the Company's collection efforts. The decrease in share-based compensation expense is the result of the decrease in the price of the Company's stock and management's recalculation of the forfeiture rate assumption used in the valuation of options, restricted stock units and restricted stock. Recent experience in actual forfeitures prompted the recalculation, which resulted in an increase in the forfeiture rate, thereby reducing the expense the Company must recognize. The decrease in outside services and temporary personnel expense is the result of hiring staff to perform duties previously performed by consultants and temporary personnel. The increase in employee benefits expense is from the increase in the accrual for contributions to the Company's 401(k) plan, as a result of the increase in profits reported thus far in 2008 compared to a loss for 2007.

        For the third quarter of 2008, general and administrative expenses represented 15% of revenue from continuing operations, compared to 19% for the same period of 2007.

  Income Taxes

        The Company recorded no increase to the income tax provision in the three months ended September 30, 2008, although the Company recorded $623,000 in the provision for the same period of 2007. Prior to September 30, 2007, the Company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of September 30, 2007, management determined that based on the recent performance of the Company that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of September 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first nine months of 2008, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2008.

        In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $58,000 in compensation expense related to SFAS 123R in the third quarter of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $15,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

  Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

  Overview

        The Company's continuing operations generated $27,642,000 in revenue for the first nine months of 2008 compared to $25,205,000 in the same period in 2007, representing an increase of $2,437,000, or 10%. Blood products revenue increased $2,017,000, or 10%, for the period, while blood services revenue increased $420,000, or 8%.

        Gross profit for the first nine months of 2008 increased $1,324,000, or 38%, to $4,797,000 from $3,473,000 for the same period of 2007. This increase is comprised of $938,000, or a 43% increase, in gross profit for the Company's blood products business segment, and $386,000, or a 30% increase, in gross profit for the Company's blood services business segment. The gross profit percentage increased to 17% in the period, compared to 14% for the same period of 2007.

        Income from operations for the first nine months of 2008 was $422,000 compared to a loss from operations of $1,337,000 for the same period of 2007, representing an improvement of $1,759,000. This improvement is primarily the result of the improvement in gross profit.

        The Company recognized $331,000 in other income in the first nine months of 2008, which is primarily the result of the Company entering into the Mauro/Adia Agreement to resolve disputes with the Company. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company.

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $405,000, which is reported on the Company's income statement as a component of Other Income. Partially offsetting this income, the Company incurred $65,000 in other expense related to a billing adjustment for revenue recognized prior to 2008, and $9,000 in other expense for outside consultants to assist with the completion of an evaluation of the Company's 2007 Sarbanes Oxley internal controls.

        The Company recorded a $45,000 increase in the provision for income taxes for continuing operations for the nine month period ended September 30, 2008, whereas the Company recorded a $623,000 increase in the provision for the same nine month period of 2007. This increase was the result of an adjustment in the Company's valuation reserve for deferred tax assets.

        The Company generated net income from continuing operations of $708,000 in the first nine months of 2008, compared with a net loss of $1,960,000 in the same period of 2007. Excluding the $331,000 one-time items included in Other Income, the Company would have reported $377,000 in net income from continuing operations in the first nine months of 2008, representing a $2,337,000 improvement compared to the same period of 2007. The improvement is attributable to the increase in gross profit from both of the Company's business segments, and the substantially smaller addition to the provision for income taxes in the 2008 period compared to the large increase in the 2007 period.

  Blood Products—Continuing Operations

        For the nine months ended September 30, 2008, blood products revenue increased $2,017,000, or 10%, to $21,632,000 from $19,615,000 for the same period in 2007. This increase is primarily attributable to a 10% increase in revenue at the Company's California operation, which is a result of a 14% increase in the number of units of red cells sold. In addition, the Company's Maine operations generated a 19% increase in revenue, attributable to an 18% increase in the number of units of red cells sold, and a 16% increase in the number of units of platelets sold.

        For the nine months ended September 30, 2008, blood products gross profit increased $938,000, or 43%, to $3,115,000 from $2,177,000 for the same period in 2007. This is primarily the result of the increase in revenue by the Company's California and Maine-based operations creating operational efficiencies through leveraging of the fixed cost components in these operations. The gross profit percentage for this segment increased to 14% in the first nine months of 2008 compared to 11% in the same period of 2007.

  Blood Services

        Blood services revenue increased $420,000, or 8%, to $6,010,000 in the first nine months of 2008 from $5,590,000 generated in the same period of 2007 primarily due to a 7% increase in the number of procedures performed. The Company's California operations reported a 4% decrease in the number of procedures performed for the period, whereas the Company's Mid-Atlantic operations reported a 17% increase in the number of procedures performed.

        Blood services gross profit increased $386,000, or 30%, from $1,296,000 in the first nine months 2007 to $1,682,000 during the same period of 2008, primarily as a result of the increase in revenue. The gross profit percentage for this business segment increased to 28% for the first nine months of 2008, from 23% for the same period of 2007. This improvement is a result of operational efficiencies as a result of an increase in the number of procedures performed, primarily from the Company's Mid-Atlantic based operations.

  General and Administrative Expenses

        General and administrative expenses decreased by $435,000, or 9%, to $4,375,000 in the first nine months of 2008 from $4,810,000 in the same period of 2007. The decrease is the result of a $374,000 decrease in officer salaries, a $225,000 decrease in outside services and temporary personnel, a $115,000 decrease in share-based compensation, and a $67,000 decrease in bad debt expense. Partially offsetting these decreases were increases of $144,000 in employee benefits and bonuses.

        The decrease in officer salaries is primarily due to the recognition of $326,000 in severance expense in 2007 related to the separation of employment of the Company's former President and Chief Executive Officer. The decrease in outside services and temporary personnel is due to the hiring of staff to perform duties previously performed by consultants and temporary personnel. The decrease in share-based compensation is due to the lower market price of the Company's common stock, as well as an increase in the estimated stock option forfeiture rate. Bad debt expense decreased as a result of improvements in the Company's efforts to collect outstanding receivables that had previously been included in the reserve for doubtful accounts. The increase in employee benefits and bonus expense was due to the accrual of a contribution to the Company's 401(k) plan, and the increase in management bonuses as a result of improved profitability for the Company thus far in 2008 compared to 2007.

        For the first nine months of 2008, general and administrative expenses represented 16% of revenue from continuing operations, compared to 19% for the same period of 2007.

  Income Taxes

        The Company recorded $45,000 to the income tax provision for continuing operations in the first nine months of 2008, primarily for state income taxes as a result of the net income recognized thus far in 2008, whereas the Company recorded $623,000 to the provision for the same period of 2007. Prior to September 30, 2007, the Company recorded net operating losses that were available as deductions against future taxable income, creating a potential deferred tax asset. As of September 30, 2007, management determined that based on the recent performance of the Company that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets. As of September 30, 2008, management determined no justification existed to reduce the deferred tax asset valuation reserve.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first nine months of 2008, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2008.

        In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $97,000 in compensation expense related to SFAS 123R in the first nine months of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $24,000. The

Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

  Discontinued Operations

        In the first nine months of 2007, HemaBio, produced significantly lower earnings than anticipated by the Company and HemaBio's management team. In the third quarter of 2007, HemaBio's management team projected a net loss from operations of approximately $300,000, and projected further losses for the fourth quarter of 2007 as well. On November 2, 2007, HemaBio received letters of resignation from Mr. Joseph Mauro, HemaBio's President, and Mr. Valentin Adia, HemaBio's Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the "good reason" provisions of their employment agreements. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined that HemaBio's business could not operate successfully because (i) HemaBio was always operated as a separate and independent business from the Company, (ii) HemaBio's employees, principally Mr. Mauro and Mr. Adia, possessed all knowledge of HemaBio's suppliers, markets and customers, (iii) without senior management there were no other individuals at HemaBio who could run the business and find a pathway to future profitability, (iv) none of the Company's management were available, nor possessed the knowledge, to take over the responsibility to run HemaBio, and (v) the projected operating losses at HemaBio were growing, and HemaBio did not have sufficient financial resources to operate for the time period required to recruit, hire and train new management. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio's creditors to close all operations of HemaBio, effective November 5, 2007.

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute any proceeds to HemaBio's creditors. See "Note 3—Discontinued Operations." HemaBio had no operations in the three and nine months ended September 30, 2008; however expenses related to efforts to liquidate the assets resulted in $170,000 loss in the third quarter. Previously in 2008, the Company recognized gains from the sale of inventory that previously were estimated at no value. Combined with the loss recorded in the third quarter, the Company recorded a $92,000 gain for the first nine months of 2008. In the three and nine months ended September 30, 2007, HemaBio's net loss was $4,569,000 and $4,396,000, respectively, which included $4,259,000 for goodwill impairment recorded in the third quarter of 2007.

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

  Accounting for Share-Based Incentive Programs

        In the third quarter of 2008 the Company recognized compensation expense related to stock options, restricted stock units and restricted stock granted to employees based on the cost for all share-based payments granted prior to September 30, 2008 based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate.

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

  (c)
  Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of employees; and

  (d)
  Expected forfeitures.

        Starting in the third quarter of 2008, the Company no longer assumes a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options. As a result of this change in forfeiture rate, the Company recognized $6,000 in additional share-based compensation expense in the third quarter of 2008.

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

  Liquidity and Capital Resources

        As of September 30, 2008, the Company's cash and cash equivalents for continuing operations were $59,000, and the Company's working capital from continuing operations was $1,931,000.

        On September 26, 2006, the Company, together with the Company's subsidiaries Coral Blood Services, Inc. and HemaBio, entered into an Amended and Restated Loan and Security Agreement ("Comerica Agreement") with Comerica Bank ("Comerica") to provide a working capital line of credit. The Comerica Agreement restated the terms of the prior credit agreement with Comerica, with the following revisions: (i) the limits on the amount the Company may borrow were changed to the lesser of 75% of eligible accounts receivable or $3 million, (ii) HemaBio was added as an additional borrower, (iii) Comerica was given a security interest in all of the assets of HemaBio, and (vi) the term of the Comerica Agreement was extended one year to June 30, 2008. On March 26, 2007, the Comerica Agreement was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest was payable monthly at a rate of prime minus 0.25%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. As of December 31, 2007, the Company had borrowed $2,500,000 on this line of credit. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

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

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of September 30, 2008, the Wells Fargo prime rate was 5%. In addition, as of September 30, 2008, the Company had utilized $2,074,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2008, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. In addition, upon closing the Wells Agreement, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica. Subsequently the Company received $100,000 from the Florida assignee as a preliminary distribution. As of September 30, 2008, $200,000 remains as a note payable to HemaCare Corporation on the books of HemaBio, which is eliminated in the consolidated balance sheet, and therefore not included in liabilities related to assets held for sale.

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, and was secured through a security agreement, by all of the assets of HemaBio, and was subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia, required four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, was also secured by all of the assets of HemaBio, and was subordinate to Comerica.

        The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. Under the terms of the promissory note between the Company and Mr. Mauro, if an event of default occurred, the interest rate on the outstanding obligation increased to 12%. The Company's failure to pay the first installment was an event of default that triggered an increase in the interest rate. Therefore, since August 29, 2007, and until its settlement, the Company accrued interest expense on the outstanding balance of this note at an interest rate of 12%.

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. As of September 30, 2008, the Company accrued $4,000 in interest due to Mr. Adia.

        Disputes arose between the Company and Messrs. Mauro and Adia pertaining to the Company's acquisition of HemaBio, and their management of HemaBio after the acquisition. The dispute led to the filing of a lawsuit against Mauro and Adia in the Los Angeles Superior Court (Case No. LC082173) (the "Lawsuit").

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Maruo/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company.

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $405,000, which is reported on the Company's income statement as a component of Other Income.

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

        The foregoing descriptions of the notes, the Comerica Agreement and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of September 30, 2008, HemaBio's default on notes to Drs. Feldman and Raben remain unresolved.

        Future minimum payments under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$5,669,000	$191,000	$1,541,000	$1,406,000	$2,531,000
Notes Payable	2,574,000	2,574,000	—	—	—

Totals	$8,243,000	$2,765,000	$1,541,000	$1,406,000	$2,531,000

        For the nine months ended on September 30, 2008, cash provided by operating activities was $39,000, compared to $315,000 for the nine months ended September 30, 2007. The decrease of $276,000 in cash provided between the two periods is partially due to the discharge of $242,000 of promissory notes to Joseph Mauro and Valentin Adia, and related accrued interest, that was originally part of the acquisition of HemaBio. Additionally, accounts receivable increased $1,060,000 in the first nine months of 2008, compared to a decrease of $1,295,000 for the same period in 2007, and inventory, supplies and prepaid expenses increased $337,000 compared to only $90,000 in the same period in 2007. Partially offsetting these factors are accounts payable, accrued expenses and other liabilities which increased $285,000 in the first nine months of 2008, compared to a $1,118,000 decrease in this category in the same period in 2007. HemaCare's days sales outstanding stood at 60 days as of September 30, 2008, compared to 53 days as of December 31, 2007.

        For the nine months ended on September 30, 2008, net cash used in investing activities was $451,000, compared to $864,000 for the same period in 2007. In 2007, the Company invested in leasehold improvements for the Company's Van Nuys donor center that were not incurred in 2008.

        For the nine months ended September 30, 2008, net cash provided by financing activities was $51,000, compared to $501,000 for the same period of 2007. In first nine months of 2008, the Company paid down $426,000 of the senior secured line of credit. During the same period of 2007, the Company drew $475,000 from the Company's senior secured line of credit.

        For discontinued operations, cash provided by operating activities in 2008 was $368,000 compared with cash used of $571,000 in the first nine months of 2007. The cash provided in 2008 was from sale of inventory remaining after the close of HemaBio and the liquidation of additional assets.

        Management anticipates that cash on hand, availability on the Wells Fargo bank line of credit and cash generated by operations will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and funding of the new information technology project.

        The Company's primary sources of liquidity include cash on hand, available borrowing under the Wells Fargo line of credit, and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. Presently, HemaBio is in default on two notes related to the HemaBio acquisition.

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

Company reported losses for all of 2007 and may not return to profitability

        The Company reported losses in each quarter of 2007. Although the Company reported net income in the first nine months of 2008, management can not be certain if the Company will continue to be profitable. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Costs increasing more rapidly than market prices could reduce profitability

        The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company's ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices, may reduce profitability and may have a material adverse impact on the Company's business and results of operations.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the Food and Drug Administration ("FDA") conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations pertaining to an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues. The Company believes that its response and actions taken to address the FDA observations is sufficient, however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. If the Company fails to complete the implementation by the new deadline, the Company can request another variance. The Company expects the AABB would approve any such variance request, but cannot insure against the AABB declining the request. If the Company no longer qualifies for AABB accreditation, the Company's relationship with selected customers, who require blood suppliers to be AABB accredited, could be negatively impacted.

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

        The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with significant existing regulations. Such a finding could materially harm the Company's business. Moreover, healthcare reform, new laws and regulations are continually under consideration, and the Company does not know how laws and regulations will change in the future and what impact these changes may have on the Company.

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first nine months of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. These actions could temporarily increase costs, utilize scarce financial resources, and distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

Decrease in reimbursement rates may affect profitability

        Reimbursement rates for blood products and services provided by Medicaid, Medicare and commercial insurance, impact the fees that the Company is able to negotiate with customers. In addition, to the degree that the Company's hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company's revenue. If the Company is unable to increase prices for goods and services, the Company's profitability may be adversely impacted.

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

Reliance on relatively few vendors for significant supplies and services could affect the Company's ability to operate

        The Company currently relies on a relatively small number of vendors to supply important supplies and services. Significant price increases, or disruptions in the ability to obtain products and services from existing vendors, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives, at reasonable prices, the Company's ability to produce products and provide services may be severely impacted, resulting in a reduction of revenue and profitability.

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

  •
  unexpected losses of key employees or customers of the acquired company;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of September 30, 2008, the Company has $500,000 of debt in the form of notes payable with fixed interest rates. As of September 30, 2008, the Company has $2,074,000 outstanding on the line of credit with Wells Fargo that is based on a variable interest rate linked to the prime interest rate. Accordingly, the Company's interest rate expense will fluctuate with changes in the Wells Fargo prime rate. If interest rates increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $21,000.

Item 4.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out a partial evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Since management failed to complete a full evaluation of the Company's disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer cannot conclude that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective or ineffective to provide reasonable assurance that information required to be disclosed in this report is:

    a.
    Recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms; and

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

  (b)
  Material Weaknesses in Internal Control Over Financial Reporting

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

        As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 10-K"), the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure controls and procedures, or the Company's internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company's internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

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

        Prior to the completion and filing of the Company's 2007 10-K, the Company's outside consultants performed an evaluation of approximately 50% of the internal controls related to the high risk account categories including a review of the related business processes, review of related Company policies, interviews with key personnel and, where applicable, an assessment of related information technology controls. The Company did not design or execute a testing plan to determine if any of these controls were effective or ineffective.

        In addition, the outside consultants performed an evaluation of the Company's information technology controls, including the design and execution of a testing plan to determine if these controls were effective.

        Based on the portion of the consultant's evaluation that was completed, and based on management's assessment of selected internal controls, the Company identified the following internal control weakness over financial reporting: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company's financial statements.

        On September 11, 2008, the Company hired an outside consultant to assist with the remaining evaluation of the Company's internal controls in effect in 2007, develop a test plan for the internal controls that were determined to be appropriate and execute the test plan to determine if those controls functioned effectively. As of the date of this report, the Company has not completed the evaluation of all the internal controls. The Company anticipates that the evaluation of internal controls and testing of internal controls will be completed by December 2008.

        Management does not believe any of its financial statements contain a material error as a result of any material weakness in internal controls.

  (c)
  Remediation of Material Weakness in Internal Control Over Financial Reporting

        From June 2007 through September 2007, the Company engaged the services of an outside consultant to assist with an assessment of the Company's internal controls. At the conclusion of this engagement, the consultant provided management with documentation of the internal control weaknesses they identified. Once management was informed of these weaknesses, the Company has engaged in, and will continue to engage in, remediation efforts to address the material weakness in its internal control over financial reporting. Specific actions which have been or will be taken are outlined below:

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

  •
  develop a list of additional control weaknesses identified by the consultant or consultants; and

  •
  develop action plans to correct each identified additional weakness.

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

  (d)
  Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended September 30, 2008 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed other than as set forth below:

Company reported losses for all of 2007 and may not return to profitability

        The Company reported losses in each quarter of 2007. Although the Company reported net income in the first nine months of 2008, management can not be certain if the Company will continue to be profitable. Continued losses could result in a drain of cash, and threaten the ability of the Company to continue to operate.

Costs increasing more rapidly than market prices could reduce profitability

        The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company's ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices, may reduce profitability and may have a material adverse impact on the Company's business and results of operations.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the Food and Drug Administration ("FDA") conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations pertaining to an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues. The Company believes that its response and actions taken to address the FDA observations is sufficient, however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. If the Company fails to complete the implementation by the new deadline, the Company can request another variance. The Company expects the AABB would approve any such variance request, but cannot insure against the AABB declining the request. If the Company no longer qualifies for AABB accreditation, the Company's relationship with selected customers, who require blood suppliers to be AABB accredited, could be negatively impacted.

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

        The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with significant existing regulations. Such a finding could materially harm the Company's business. Moreover, healthcare reform, new laws and regulations are continually under consideration, and the Company does not know how laws and regulations will change in the future and what impact these changes may have on the Company.

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

        The following risk factor disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 has been removed as a result of the settlement of certain disputes arising from the acquisition of HemaBio as described in Note 4:

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

        The SEC's rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2009, the proxies solicited by the Board for the 2009 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2009 annual meeting of stockholder without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2009 annual meeting is advanced or delayed by more than 30 days from the date of the 2008 annual meeting, then the shareholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2009 annual meeting.

Item 6.    Exhibits

  a.
  Exhibits

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
10.1
Settlement Agreement and Mutual Release entered into as of August 26, 2008, between HemaCare Corporation and Joseph Mauro and Valentin Adia, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2008.
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

Date	November 14, 2008	HEMACARE CORPORATION (Registrant)

		By:	/s/ JOHN DOUMITT John Doumitt, Chief Executive Officer

		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

 EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
10.1
Settlement Agreement and Mutual Release entered into as of August 26, 2008, between HemaCare Corporation and Joseph Mauro and Valentin Adia, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2008.
11	Net Income per Common and Common Equivalent Share
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

QuickLinks

HEMACARE CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
HEMACARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
HEMACARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) (Unaudited)
HEMACARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Period Ended September 30, (Unaudited)
HemaCare Corporation Notes to Unaudited Condensed Consolidated Financial Statements
HEMACARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Reclassification for the Three and Nine Months Ended September 30, 2007
HEMACARE CORPORATION Discontinued Operations
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