Form 10-K/A
period 2007-12-31
HEMACARE CORP /CA/
filed 2009-03-25
CIK 801748

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

EXPLANATORY NOTE

HemaCare Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Report”) to revise the information provided under Part II, Item 9A(T), “Controls and Procedures,” and Part IV, Item 15, “Exhibits.”  The only items filed herewith are Item 9A(T), Item 15, the signature page and the consent of our independent registered public accounting firm and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.  With the exception of the foregoing, the information in this Form 10-K/A is as of the filing date of the Report, and no other information in the Report has been supplemented, updated or amended.

Item 9A(T)     Controls And Procedures

(a)   Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  At the conclusion of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are ineffective to provide reasonable assurance that information required to be disclosed in this report is:

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

(b)   Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting for 2007.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The evaluation began with the identification and review of its company-level controls including the control environment, risk assessment process, monitoring results of operations and period-end financial reporting processes.  Additionally, the evaluation included a complete risk assessment of all the Company’s business processes and financial statement account categories based on the following weighted risk categories:

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

The Company’s management, with the assistance of outside consultants, performed an evaluation of all of the internal controls related to the high and medium risk account categories including a review of the related business processes, review of related Company policies, interviews with key personnel and, where applicable, an assessment of related information technology controls.  Management then designed and executed a testing plan to determine if any of these significant controls were effective or ineffective.  In addition, management evaluated the Company’s information technology general controls and automated application controls, including the design and execution of a testing plan to determine if these controls were effective.

As a result of this evaluation, the Company identified the following material internal control weaknesses over financial reporting: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company’s financial statements.

Therefore, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting was ineffective.

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

(c)   Remediation of Material Weakness in Internal Control Over Financial Reporting

Once management identified the specific internal controls that were deficient, management engaged in, and will continue to engage in, remediation efforts to address the material weakness in its internal control over financial reporting.  Specific actions which have been or will be taken are outlined below:

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

(d)   Changes in Internal Control Over Financial Reporting

Other than the remedial actions discussed in the preceding section (c), there was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

__________________________

*	Management contracts and compensatory plans and arrangements.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 25, 2009	HEMACARE CORPORATION

By: /s/ Robert S. Chilton
Robert S. Chilton, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the nineteenth day of September, 2008.

Signature	Title
* Julian L. Steffenhagen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Robert S. Chilton Robert S. Chilton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Steven Gerber	Director

* Teresa Sligh	Director

* Terry Van Der Tuuk	Director

*  By:    /s/ Robert S. Chilton
              Robert S. Chilton
              Attorney-In-Fact