Form 10-K
period 2008-12-31
HEMACARE CORP /CA/
filed 2009-03-26
CIK 801748

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES    ☒ NO

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $1,900,000.

         As of March 10, 2009, 10,002,339 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement relating to its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this Report.

i

PART I

Item 1.    Business

        This 2008 Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and therefore may include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements (See "Item 1A. Risk Factors"). The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

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

        The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. ("HemaBio"), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. For a description of the terms of this acquisition, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2006. As a result of projected losses by HemaBio in the third and fourth quarters of 2007, and the resignations of key members of HemaBio's management, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined HemaBio's business could not operate without senior management, and therefore closed all operations of HemaBio, effective November 5, 2007. See Note 3 of Notes to Consolidated Financial Statements.

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

Recent Developments

  Improved Blood Products Profitability

        The Company's blood products segment generated substantially higher profits in 2008 compared to 2007. Revenue for this operation increased 10.8% as a result of an increase in the average selling price for red blood cell products and an increase in the sale of purchased blood products. Gross profit generated by these operations increased 30.5% in 2008, primarily due to i) an increase in gross profit margins from 12.5% in 2007 to 14.7% in 2008, mostly due to the increase in red blood cell pricing, ii) an improvement in mobile blood collection operation efficiency, and iii) an increase in the sales of purchased blood products.

  Settlement of Litigation with Former Owners of HemaBio

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. The second note for $46,200 for the benefit of Valentin Adia, required four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. The Company failed to pay the first installment due to Mr. Mauro on August 29, 2007 of $46,000, which included $8,000 in accrued interest. The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. Disputes arose between the Company and Messrs. Mauro and Adia pertaining to the Company's acquisition of HemaBio, and their management of HemaBio after the acquisition. The dispute led to the filing of a lawsuit against Mauro and Adia in the Los Angeles Superior Court (Case No. LC082173) (the "Lawsuit"). On August 29, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company. The settlement resulted in a gain of $405,000 in 2008, which was recorded on the Company's income statement in Other Income. See Note 6 of Notes to Consolidated Financial Statements.

  HemaCare BioScience, Inc. Closure Activities

        On November 5, 2007, HemaBio ceased operations. See Note 3 of Notes to Consolidated Financial Statements. On December 4, 2007, HemaBio executed and delivered an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. Under the terms of the Assignment, HemaBio transferred to the assignee, in trust for the benefit of each of HemaBio's creditors, all property, including (but not limited to) the assets, accounts receivable, inventory, lists of creditors, books and records, etc. Under Florida State law, the assignee has the full power and authority to dispose of the property, sue for and recover in his name everything belonging to HemaBio, compromise and settle all claims, disputes and litigations of, and review any transfers of HemaBio's property. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment, for $194,000 more than the net book value of these assets on HemaBio's books. In addition, the assignee incurred closure related expenses of $64,000. Finally, HemaBio recognized $50,000 in interest expense related to notes payable to two of the former investors in HemaBio. For all of 2008, these activities resulted in a net gain of $80,000, which is recorded under discontinued operations on the Company's financial statements. In addition, upon closing the new financing agreement with Wells Fargo, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica Bank. In 2008, the Company received full payment of this amount from the assignee as a full and complete distribution. As of December 31, 2008, the assignee was still engaged to complete the liquidation and closure activities, although the remaining activities are not expected to result in a material negative impact on the Company.

  Appointment of New Chief Executive Officer

        On October 1, 2008, the Board of Directors of the Company appointed Mr. John Doumitt to the position of Chief Executive Officer and as a member of the Board of Directors. Mr. Doumitt, age 45, has served since October 2007 as the Company's Executive Vice President and General Manager, Blood Products. Previously Mr. Doumitt was Vice President, Operations at Activus Healthcare Solutions from January 2007 to June 2007, Senior Director, Operations Finance, North America for Ingram Micro from 2005 to 2007 and Director, Field Services for Cardinal Health, Nuclear Pharmacy Services, formerly Syncor International Corporation, from 1998 through the end of 2004. Mr. Doumitt received his Bachelor Degree in Industrial Engineering from the University of Southern California, and his Masters Degree in Management from Purdue University, and is a registered Professional Engineer in Industrial Engineering.

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

  Blood Products Operations

        This business segment collects, processes and distributes blood products primarily for transfusion in a hospital setting, but occasionally produces human-derived blood products utilized by health research related organizations. The Company contracts with hospitals to provide transfusable blood products, but also to conduct blood drives in the name of the hospital.

        The Company conducts whole blood collection drives at sponsor organizations, such as employers, schools or churches. The Company's recruitment staff works with the staff of the sponsor organization to encourage individuals associated with the sponsor to donate blood at a blood drive. The actual collection process is safe and simple for the donor. Whole blood collected at blood drives is tested and processed into blood products, principally red blood cells and plasma.

        The Company operates free standing donor centers where selected blood components are collected, principally platelets, utilizing a cell separator. This process, known as apheresis, allows for the collection of only selected components of a donor's blood, returning the other components to the donor's bloodstream. Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process, and longer donation times. Recruiting and retaining donors is critical to the success of the Company's blood products operations. Apheresis platelet donors are recruited from the most dedicated subset of the whole blood donor population. The Company has demonstrated a consistent track record of donor recruitment for apheresis platelet donors.

        Platelet products are generally collected using apheresis because a sufficient volume of platelets is collected from a single donation to produce a transfusable unit. These products are known as Single Donor Platelets. Platelet products can be produced from whole blood donations as well; however, to produce a transfusable unit, platelets from several whole blood donations are aggregated. These products are known as Random Platelets. Random Platelets are considered less desirable for transfusion because the recipient is exposed to pathogen risk from multiple donors, as opposed to only a single donor from Single Donor Platelets.

        The Company also purchases blood products from other blood suppliers to satisfy customer demand whenever the Company's operations cannot produce sufficient quantity.

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

  Blood Services Operations

        Therapeutic apheresis is a technique for removing harmful components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. Therapeutic services are generally provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile equipment operated at the patient's bedside, a hospital outpatient setting or in a physician's office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. Treatments are primarily administered by trained nurse-specialists, under the supervision of a physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations.

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

        The Company provides therapeutic services using all currently recognized treatment methods: plasma exchange, red cell exchange, cell depletion, stem cell collection and photopheresis. Patients suffering from diseases such as multiple myeloma, polyneuropathy, leukemia, systemic lupus erythematosus, scleroderma, hyperviscosity syndrome, thrombocytosis, thrombotic thrombocytopenic purpura, myasthenia gravis and Guillain-Barre syndrome may benefit from therapeutic apheresis treatments. The Company provides therapeutic apheresis services on a regional basis in several states. Major operations are in Southern California and in several Mid-Atlantic states, including New York.

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

Sales to Major Customers

        The Company provides products and services to healthcare providers, hospitals and research related organizations, all of which are referred to as "customers" for purposes of identifying concentration risk in this section. During 2008, three customers each represented more than 10% of the Company's total revenue from continuing operations. One customer accounted for approximately 17.7% of total revenue, one customer for 16.5% of total revenue and the third customer accounted for 10.6%. The next largest customer accounted for approximately 6.8% of total revenue. The Company's ten largest customers accounted for 70.4% of total revenue. Other than the lease of space for a donor center at a customer's facility, the Company's only relationship with any of these customers is as a provider of blood products and services.

 Marketing

        The Company's marketing programs include a combination of medical education, advertising and promotional programs, in-person sales and other marketing programs directed to users of blood products and services. The Company markets its products and services in the form of customized programs that meet the specific needs of individual customers. As a smaller company than the main competitors in the blood products marketplace, HemaCare offers more flexible supply arrangements and pricing structure. This flexibility, a focus on customer service, and local expertise, are the main messages communicated to potential customers.

Human Resources

        As of March 8, 2009, the Company had 254 employees, including 74 part-time employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

        During 2008, the Company received goods and services from one major vendor that represented approximately 8.9% of the Company's total operating costs from continuing operations. This vendor provides laboratory services. The next largest vendor represents approximately 7.0% of total operating costs from continuing operations. This vendor provides products that support the Company's cell separation equipment used by both the blood products and blood services segments. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

        The Company's blood products consist of those produced from donated platelets and whole blood, and blood products purchased from other suppliers. The Company competes with the ARC and other blood suppliers in recruiting its donors. The growth of the Company's manufactured blood products business is dependent on the Company's ability to attract, screen and retain qualified donors, or purchase blood products from other suppliers.

Government Regulation

  Blood Product Operations

        Blood product suppliers are subject to extensive regulation and guidelines of the FDA, AABB, and various state licensing authorities. FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood products industry, including: recruiting; screening blood donors; processing, testing, labeling, storing and shipping blood products, recordkeeping, and communications with hospital customers and donors. FDA regulations also extend to the manufacturers of all critical supplies and equipment used in the blood supply industry.

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

        During the past year, the FDA conducted inspections at selected HemaCare facilities. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company's California operations. In August 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. In addition, the Company was informed that the 2006 warning letter would remain in effect. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues; however, the Company does not believe the response to these issues will result in a retraction of the 2006 warning letter. The Company believes that its response and actions taken to address the FDA observations is sufficient and it is in compliance with current FDA regulations.

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

Professional and Product Liability Insurance

        The blood product and service business is inherently subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $3,000,000 for a single occurrence and $5,000,000 in the aggregate per year. Based on the

Company's recent history of claims filed for personal injury and the related monetary damages paid, the Company believes it has adequate insurance; however, there can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available and affordable. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

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

Changes in demand for blood products could affect profitability

        The Company's operations are structured to produce particular blood products based on customers' existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on the Company's profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, adequately to fill orders. This could result in a decrease in overall revenue and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers.

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

Changing economic conditions could impact the ability of customers to pay the Company's invoices

        The Company's principal customers are hospitals that depend on payments from private insurance companies and governments to fund operations, and to pay the Company's invoices for products and services. Deteriorating economic conditions can result in higher unemployment and a related loss of medical insurance coverage for hospital patients. Reduced reimbursement for medical services can strain the financial health of the Company's hospital customers, which could impact the ability of these customers to pay the Company's invoices. The Company does not have sufficient resources to sustain operations for an extended period of time if any significant customer, or several smaller customers, failed to pay the Company's invoices as expected.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues; however, the Company does not believe the response to these issues will result in a retraction of the 2006 warning letter. The Company believes that its response and actions taken to address the FDA observations are sufficient that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. The Company is attempting to obtain an extension of this variance, but has not yet succeeded. The Company expects the AABB will approve the variance request, but cannot insure against the AABB declining the request. If the Company's AABB accreditation is withdrawn, the Company's relationship with selected customers who require blood suppliers to be AABB accredited could be negatively impacted.

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

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment. As of December 31, 2008, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

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

        This process will be expensive and time consuming, and will require significant attention of management. This process has revealed material weaknesses in internal controls that will require remediation. See "Item 9A. Control and Procedures." The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor's attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

        If the Company is unable to adequately design its internal control systems, or prepare an "internal control report" to the satisfaction of the Company's auditors, the Company's auditors may issue a qualified opinion on the Company's financial statements.

Item 1B    Unresolved Staff Comments

        None.

Item 2    Properties

        On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at approximately $36,000 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term, and for increases in the cost of common area maintenance. The rent for this facility currently is approximately $38,800 per month. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 7,200 square feet to this lease intended to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. The rent for this facility currently is approximately $13,800 per month. The Company invested approximately $2.1 million in tenant improvements in the new facility. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

        The Company leases space for offices, a laboratory, a manufacturing facility for blood components and a distribution center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $6,100, and the lease term expires October 31, 2012.

        The Company also leases space for a donor center in a 1,300 square foot facility in Scarborough, Maine. The monthly rent is approximately $1,900. The lease term expires October 21, 2010, and the Company has the option to extend the lease for an additional two-year term at an escalated rental rate that adjusts 3.5% annually.

        The Company also leases space for a donor center in a 2,500 square foot facility in Bangor, Maine. The monthly rent is approximately $4,600. The lease term expires December 31, 2011, and the Company has the option to extend the lease for one additional five-year term at rates adjusted for changes in the Consumer Price Index.

        The Company leases a 600 square foot office space in White Plains, New York for a monthly amount of approximately $1,400. The lease expires July 31, 2009.

        Finally, the Company leases a 1,500 square foot donor center on the campus of one of its client hospitals for a monthly amount of $3,700. The lease expires June 30, 2011.

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

        The following table sets forth the range of high and low closing bid prices of the common stock, as reported by the OTC Bulletin Board, for the periods indicated. These prices reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau. Shareholders are urged to obtain current market quotations for the Company's common stock. Prices for the quarter ended March 31, 2009 are through March 10, 2009.

	2009		2008		2007
Quarter ended	High	Low	High	Low	High	Low
March 31	$0.35	$0.20	$0.45	$0.21	$3.25	$2.53
June 30	—	—	$0.51	$0.37	$2.95	$1.70
September 30	—	—	$0.53	$0.30	$1.75	$1.05
December 31	—	—	$0.53	$0.16	$1.30	$0.18

        On March 10, 2009, the closing bid price of the Company's common stock was $0.33. Shareholders are urged to obtain current market quotations for the Company's common stock.

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

        On March 3, 2009, the approximate number of shareholders of record was 255 (excluding individual participants in nominee security position listings).

Item 6    Selected Financial Data

        Intentionally omitted.

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        HemaCare operates in two primary business segments. The first is the blood products segment which supplies hospitals and health research related organizations with red blood cells, apheresis platelets, and other blood products. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors, and purchases blood products from other suppliers. Additionally, the Company operates a blood services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection and other blood treatments on patients with a variety of disorders. Blood services are usually provided under contract with hospitals as an outside purchased service.

        In November 2007, the Board of Directors of HemaBio closed the Company's Florida-based research blood products subsidiary that sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. Management considered the operations of HemaBio to be similar to the Company's blood products business segment and previously reported the financial information for HemaBio as part of the Company's blood products business segment. With the closure of HemaBio, the Company will report the financial results for 2007 and 2008 of HemaBio, as well as the impact of the closure activities, as "Discontinued Operations" on the income statement.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage that certain items in the statement of (operations) income were of net revenue and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Total Revenue		Percentage Increase (Decrease)
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2007 to 2008
Continuing Operations
Revenue	100.0%	100.0%	10.1%
Operating costs	82.7%	84.9%	7.3%

Gross profit	17.3%	15.1%	26.1%
General and administrative expenses	15.7%	18.6%	(7.1)%

Income (loss) from operations before other income	1.6%	(3.5)%	151.5%
Other income	0.9%	0.0%	100.0%

Income (loss) before income taxes	2.5%	(3.5)%	179.5%
Provision for income taxes	0.1%	1.9%	(93.7)%

Income (loss)	2.4%	(5.4)%	149.2%

Discontinued Operations
Income (loss) from discontinued operations	0.2%	(17.4)%	101.3%

Consolidated
Net income (loss)	2.6%	(22.8)%	112.6%

Year ended December 31, 2008 compared to the year ended December 31, 2007

  Overview

        The Company generated net income in 2008 of $979,000, or $.10 basic and fully diluted earnings per share, compared to a net loss in 2007 of $7,788,000, or $.90 basic and fully diluted loss per share.

        For continuing operations, revenue increased $3,452,000, or 10.1%, to $37,618,000 in 2008 from $34,166,000 for 2007. The increase is attributable to an increase in blood products and blood services revenue of 10.8%, and 7.7%, respectively.

        Gross profit from continuing operations increased 26.0% to $6,502,000 in 2008 from $5,158,000 in 2007 due primarily to a 9.3% increase in the units sold of red blood cells, and a 6.2% increase in the average selling price for red blood cell products.

        General and administrative expenses decreased $447,000, or 7.1%, in 2008 to $5,893,000 from $6,340,000 in 2007. The majority of this is due to the $326,000 non-recurring severance expense in 2007 for the Company's former Chief Executive Officer. As a percent of total revenue, general and administrative expenses decreased from 18.6% in 2007 to 15.7% in 2008.

        Discontinued operations produced income of $80,000 in 2008 compared to a loss of $5,960,000 for 2007. The income in 2008 pertains to the sale of inventory previously written off, netted against closure costs and asset write offs. Most of the loss in 2007 was related to a $4,259,000 charge for goodwill impairment as a result of the closure of HemaBio in November 2007.

        In 2007, the Company increased the valuation allowance for the deferred tax asset to 100%, resulting in an increase in the tax provision in 2007 of $622,000. The Company did not recognize any deferred tax asset in 2008.

  Blood Products—Continuing Operations

        For this business segment, the following table summarizes the revenue and gross profit for continuing operations for 2007 and 2008:

Blood Products—Continuing Operations

	2008	2007	Variance $	Variance %
Revenue	$29,633,000	$26,752,000	$2,881,000	10.8%
Gross Profit	$4,369,000	$3,349,000	$1,020,000	30.5%
Gross Profit %	14.7%	12.5%	n/a	n/a

        The 10.8% increase in revenue is due primarily to i) a 13.5% increase in the number of red blood cell units sold in the Company's California-based blood product operations, ii) a 12.5% increase in the number of red blood cell units sold the Company's Maine-based blood product operation, and iii) a 6.2% increase in the average selling price for red blood cell products. Mobile drive collections increased 3.5% in California, while sales of purchased products increased 32.1% compared to 2007.

        Blood products gross profit increased 30.5% in 2008 due primarily to i) an increase in the average sales price of red cell products ii) improvement in mobile blood collection operation efficiency, and iii) an increase in the sales of purchased blood products.

  Blood Services

        For this business segment, the following table summarizes the revenue and gross profit for continuing operations for 2007 and 2008:

Blood Services

	2008	2007	Variance $	Variance %
Revenue	$7,985,000	$7,414,000	$571,000	7.7%
Gross Profit	2,133,000	1,809,000	$324,000	17.9%
Gross Profit %	26.7%	24.4%	n/a	n/a

        The 7.7% increase in blood services revenue is primarily attributable to a 4.6% increase in the number of procedures performed, primarily in the Company's Mid-Atlantic service area. The 17.9% increase in gross profit is primarily the result of the increase in the number of procedures performed. The increase in the gross profit percentage to 26.7% is primarily the result of improved operational efficiency from better staff utilization.

  General and Administrative Expenses—Continuing Operations

        The following table summarizes general and administrative expenses for 2007 and 2008:

General and Administrative Expense

	2008	2007	Variance $	Variance %
Total	$5,893,000	$6,340,000	($447,000)	(7.1)%
Percent of Revenue	15.7%	18.6%	n/a	n/a

        General and administrative expenses decreased 7.1% primarily as a result of i) a decrease in severance expense of $326,000, ii) a decrease in the cost of professional and temporary personnel of $239,000, and iii) a decrease in share-based compensation of $173,000. These decreases were partially offset by i) an increase in staff compensation of $165,000 and ii) an increase in 401(k) match of $109,000. The decrease in severance expense is related to the resignation of the Company's former President and Chief Executive Officer in 2007 without any similar such expense in 2008 . The decrease in professional and temporary personnel costs was primarily due to the Company filling open staff positions in 2008 that were filled by temporary personnel in 2007. The decrease in share-based compensation was due in part to a decrease in the common stock price in 2008 compared to 2007 which is one of the components used by the Black-Scholes valuation model to calculate share-based compensation. This was offset in part by an increase in the number of options, restricted shares and restricted share units, granted to officers in 2008 compared to 2007. The increase in staff compensation was related to the Company filling open staff positions previously filled by consultants and temporary employees. Due to the Company's improved earnings performance, the Company's Board of Directors decided to match $0.35 for every eligible dollar of compensation contributed into the Company's 401(k) plan in 2008. The Company did not match any 401(k) contributions in 2007 due to the Company's poor financial results that year.

        General and administrative expenses as a percent of revenue decreased to 15.7% in 2008 due to a 7.1% decrease in these expenses while revenue increased 10.1%.

  Other Income and Expense

        The Company recognized $331,000 in net other income in 2008, which was primarily the result of the Company entering into a settlement of litigation with the former owners of HemaBio.

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

        On August 29, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for i) Mauro and Adia's cancellation of the promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and iii) payment by Mauro and Adia of $50,000 to the Company. The settlement resulted in a gain of $405,000 in 2008, which was recorded on the Company's income statement in Other Income.

        Partially offsetting this income, the Company incurred $65,000 in other expense related to an over-billing of revenue recognized prior to 2008.

  Income Taxes—Continuing Operations

        For continuing operations, the Company recorded a $41,000 provision for income taxes for 2008 compared with $646,000 for 2007. The Company utilized operating loss carryforwards for 2008 to avoid any federal income taxes. State and local taxes comprised all of the tax provision for 2008. For 2007, the provision for income taxes included $622,000 from the increase in the valuation allowance for the deferred tax asset to 100%, and state and local taxes of $24,000 for continuing operations. Please see "Note 9—Income Taxes" in the Notes to Consolidated Financial Statements.

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

        On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or distribute all proceeds to HemaBio's creditors. See "Note 3—Discontinued Operations" in the Notes to Consolidated Financial Statements.

        Net income for discontinued operations was $80,000 in 2008 compared to a net loss of $5,960,000 in 2007. Income in 2008 was primarily the result of $194,000 in gains recognized on liquidation of inventory previously written-off offset in part by $64,000 in closure related expenses and $50,000 in interest expense related to notes payable to two of the former investors in HemaBio. The loss in 2007 was primarily the result of i) goodwill impairment of $4,259,000, ii) operating losses of $272,000, iii) asset valuation write downs of $424,000, iv) severance expenses of $604,000, and v) closure related expenses of $401,000. The $4,259,000 charge for goodwill impairment occurred as a result of an evaluation of the value of goodwill based on future profitability of HemaBio's business. As a result of the decision to close this business, no future profits were considered possible and goodwill was therefore fully impaired. The $272,000 in operating losses occurred as a result of a decline in revenue, without a corresponding decrease in expenses. The $424,000 write down in asset valuation was the result of the decision to close HemaBio and file an assignment for benefit of creditors action in Florida. In consultation with the Florida assignee, HemaBio determined the net recoverable asset value for the inventory, receivables and fixed assets. This process revealed that book value exceeded the net recoverable value, which resulted in the write down charge in 2007. The $604,000 severance expense occurred as a result of the resignations of the two senior HemaBio managers under the "good reason" provisions of their respective employment agreements. Under the "good reason" provision, each manager is entitled to receive severance equivalent to their full salary, plus benefits, for one year or the balance of the remaining term under their agreements, whichever is larger. Finally, the $401,000 in closure related expenses is the result of the decision to close HemaBio and file the assignment for benefit of creditors action, and included, among other things, the rent obligation for the balance of the lease term for HemaBio's facilities in Fort Lauderdale, Florida, fees to the assignee and legal expenses.

        The provision for income taxes associated with discontinued operations was $0 and $4,000 for 2008 and 2007, respectively.

2008 and 2007 Quarterly Financial Data

        The following table presents unaudited statement of (operations) income data for each of the eight quarters ended December 31, 2008. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Share and Per Share Data)

	2007 Quarter Ended				2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Continuing Operations
Revenue	$8,354	$8,418	$8,433	$8,961	$8,608	$9,562	$9,474	$9,974
Gross profit	1,157	1,118	1,199	1,684	1,505	1,785	1,511	1,701
(Loss) income before other expense	(317)	(615)	(403)	153	92	270	59	188
Other expense (income)	—	—	—	—	—	65	(396)	—
(Loss) income before income taxes	(317)	(615)	(403)	153	92	205	455	188
Income tax provision (benefit)	—	—	623	23	5	40	—	(4)

Net (loss) income from continuing operations	$(317)	$(615)	$(1,026)	$130	$87	$165	$455	$192

(Loss) earnings per share
Basic	$(0.04)	$(0.07)	$(0.12)	$0.01	$0.01	$0.02	$0.05	$0.02
Diluted	$(0.04)	$(0.07)	$(0.12)	$0.01	$0.01	$0.02	$0.05	$0.02
Discontinued Operations
Revenue	$1,002	$1,228	$1,128	$275	$—	$—	$—	$—
(Loss) income before income taxes	(30)	208	(4,566)	(1,568)	—	263	(170)	(13)
Income tax provision (benefit)	—	7	4	(7)	—	—	—	—

Net (loss) income from discontinued operations	$(30)	$201	$(4,570)	$(1,561)	$—	$263	$(170)	$(13)

(Loss) earnings per share
Basic	$(0.00)	$0.02	$(0.52)	$(0.18)	$—	$0.02	$(0.02)	$(0.00)
Diluted	$(0.00)	$0.02	$(0.52)	$(0.18)	$—	$0.02	$(0.02)	$(0.00)

        The Company's quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future, due to a number of factors, many of which are not within the Company's control. If quarterly revenue or operating results fall below the expectations of investors, the price of the Company's common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

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

 Critical Accounting Policies and Estimates

  General

        Management's discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that impact the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Accounting for Share-Based Incentive Programs

        In accordance with SFAS 123R, the Company recognized compensation expense in 2008 related to stock options, restricted stock and restricted stock units granted to employees based on compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2008, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate.

        The Company's assessment of the estimated fair value of the stock options granted is impacted by the price of the Company's common stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Generally, the calculation of fair value for share-based payments under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

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

  Allowance for Doubtful Accounts

        The Company makes ongoing estimates on the collectibility of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it is determined that a smaller or larger reserve is appropriate, the Company would record a credit or a charge to general and administrative expenses in the period in which such a determination is made.

  Inventory and Supplies

        Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing the sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. Therefore, the Company periodically adjusts the inventory reserve based on recent sales and inventory data, which can cause the net value of inventory to fluctuate dramatically from period to period.

  Goodwill

        The Company periodically evaluates the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of any respective business unit, and an assessment of the fair value of the business. The Company uses the income approach, along with other standard analytical approaches, to estimate the fair value of goodwill. The income approach involves estimating the present value of future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. This requires the use of management estimates and assumptions, such as assumptions on growth rates for revenue, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. Assumptions on discount rates and terminal growth rates are also used to determine fair value. Given the subjectivity involved in deriving these estimates in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of goodwill. In 2007, the Company recognized a goodwill impairment charge of $4,259,000 related to HemaCare BioScience, Inc., representing 100% of the goodwill book value.

  Income Taxes

        The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions in which the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the

Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. As a result of the net loss recognized by the Company in 2007, the Company increased the valuation allowance in 2007 to 100%, resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2007, and a related charge to the provision for income taxes in 2007. No deferred tax asset was recognized in 2008. Please see "Note 9—Income Taxes" in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        On December 31, 2008, the Company, including discontinued operations, had cash and cash equivalents of $1,215,000 and working capital of $688,000.

  Line of Credit and Notes Payable

        For all of 2007, and through April 10, 2008, the Company's senior secured credit facility was with Comerica Bank ("Comerica"). As of December 31, 2007, the Company had borrowed $2,500,000 from Comerica. The Comerica credit facility was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of December 31, 2007, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of December 31, 2008, the Wells Fargo prime rate was 3.25%. In addition, as of December 31, 2008, the Company had utilized $2,471,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of December 31, 2008, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica credit facility, and Comerica released the security interest in the Company's assets. In addition, upon closing the Wells Agreement, the Company acquired $300,000 of secured debt of

HemaBio previously owed to Comerica. In 2008, the Company received $300,000 from the Florida assignee in complete satisfaction of this debt.

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

        The Company failed to pay the first installment due to Mr. Adia on August 29, 2007 of $15,000, which included $3,000 in accrued interest. As of December 31, 2007, the Company had accrued $4,000 in interest due to Mr. Adia.

        Disputes arose between the Company and Messrs. Mauro and Adia pertaining to the Company's acquisition of HemaBio, and their management of HemaBio after the acquisition. The dispute led to the filing of a lawsuit against Mauro and Adia in the Los Angeles Superior Court (Case No. LC082173) (the "Lawsuit").

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for i) Mauro and Adia's cancellation of promissory notes, and accrued interest, received from the Company as part of the HemaBio acquisition consideration; ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and iii) payment by Mauro and Adia of $50,000 to the Company. See Note 3 of Notes to Consolidated Financial Statements.

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

        The foregoing descriptions of the notes, the Comerica credit facility and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of December 31, 2008, HemaBio's default on the notes to Drs. Feldman and Raben remain unresolved.

        Net cash provided by operating activities from continuing operations was $599,000 for 2008, compared with net cash used of $143,000 for 2007, representing an increase of $742,000. The increase was due to net income for continuing operations in 2008 of $899,000 compared to a loss of $1,828,000 from continuing operations in 2007, and a $250,000 increase in accounts payable, accrued expenses and deferred rent in 2008 compared to a $1,629,000 decrease in 2007. Partially offsetting these changes was a $1,126,000 increase in accounts receivable in 2008 compared to a $1,082,000 decrease in 2007, and no change in deferred taxes in 2008 compared to a $622,000 increase in 2007. The increase in accounts payable, accrued expenses and deferred rent was partially due to an accrual for 401(k) match in 2008, which was not recognized in 2007 due to operating losses that year. The increase in accounts receivable was partially due to the increase in revenue in 2008. HemaCare's DSO for continuing operations stood at 56 days as of December 31, 2008, compared to 53 as of December 31, 2007. Management established a 100% reserve against the deferred tax asset of $622,000 on December 31, 2007 due to the operating loss recorded in 2007. There was no change in the deferred tax asset valuation reserve in 2008.

        Cash used in investing activities from continuing operations was $564,000 in 2008 compared with $1,219,000 for 2007, and is primarily due to a decrease in investment in capital expenditures in 2008 compared to 2007.

        Cash provided by financing activities from continuing operations in 2008 was $448,000 compared with $502,000 for 2007. In 2008, the Company received $433,000 from the sale of common stock through the 2004 Employee Stock Purchase Plan. In 2007, the Company utilized $475,000 of the Comerica credit facility to provide operating cash needed as a result of operating losses during the year.

        Net cash provided by operating activities from discontinued operations in 2008 was $176,000 compared with $292,000 in 2007. No net cash was used in investing activities from discontinued operations in 2008 compared with $12,000 in 2007. The majority of the cash generated from discontinued operations in 2008 was a result of the sale of inventory previously written-off.

        In December 2006, the Company signed a contract with Haemonetics Corporation, Software Solutions Division, for a license agreement, support and implementation services associated with a new information technology project to enhance the automation of the Company's blood product operations. This project is expected to take approximately three years to complete, and will involve considerable financial and managerial resources. Management expects the project to cost a total of $2 million, and portions of this project are scheduled for completion in mid-2009 ..The Company incurred $276,000 in 2008 associated with this project, which is included in plant and equipment on the balance sheet as of December 31, 2008.

        Management anticipates that cash on hand, availability on the Wells Fargo bank line of credit and cash generated by operations will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the new information technology project.

        The Company's primary sources of liquidity include cash on hand and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. Presently, HemaBio is in default on the two notes related to the acquisition.

Factors Affecting Forward-Looking Information

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, competition, the impact of future price increases for blood products and demand for the Company's products and services. These statements may also be identified by the use of words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which will be beyond the control of the Company. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those above in "Item 1A—Risk Factors" or in other filings by the Company with the SEC. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

        At December 31, 2008, for continuing operations, the Company had $2,471,000 of debt all of which is from the Wells Fargo working capital line of credit. The interest rate payable on this line of credit is based upon the prime interest rate. Accordingly, interest rate expense will fluctuate with rate changes in the U.S. If interest rates were to increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $25,000. As of December 31, 2008, HemaBio had $500,000 of debt from notes payable with a fixed interest rate.

        In the normal course of business, the Company also faces risks that are either non-financial or not quantifiable, including those risks described above in "Item 1A—Risk Factors."

Item 8    Financial Statements and Supplementary Data

        The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3 to F-27.

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

    a.
    Recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms; and

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

  (b)
  Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP").

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

        Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting for 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation began with the identification and review of its company-level controls including the control environment, risk assessment process, monitoring results of operations and period-end financial reporting processes. Additionally, the evaluation included a complete risk assessment of all the Company's business processes and financial statement account categories based on the following weighted risk categories:

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

        The Company's management, with the assistance of outside consultants, performed an evaluation of all of the internal controls related to the high and medium risk account categories including a review of the related business processes, review of related Company policies, interviews with key personnel and, where applicable, an assessment of related information technology controls. Management then designed and executed a testing plan to determine if any of these significant controls were effective or ineffective. In addition, management evaluated the Company's information technology general controls and automated application controls, including the design and execution of a testing plan to determine if these controls were effective.

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

        This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

  (d)
  Changes in Internal Control Over Financial Reporting

        Other than the remedial actions discussed in the preceding section (c), there was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended December 31, 2008 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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
The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under related instructions or are inapplicable, and therefore have been omitted.
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
	3.1		Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
	3.2		Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2008.
	4.1		Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
	4.2		Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
	10.1	*	1996 Stock Incentive Plan, as amended, of the Registrant, incorporated by reference to Appendix to the Proxy Statement of the Registrant filed on April 14, 2005.
	10.1.1	*	Amended and Restated HemaCare Corporation 1996 Stock Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 99.6 to Form 8-K of the Registrant filed on January 8, 2009.
	10.2	*	2006 Equity Incentive Plan of the Registrant, incorporated by reference to Annex A to the Proxy Statement of the Registrant filed on April 21, 2006.
	10.2.1	*	Amended and Restated HemaCare Corporation 2006 Equity Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 99.5 to Form 8-K of the Registrant filed on January 8, 2009.
	10.3	*	2004 Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2004.

10.4		Loan and Security Agreement between the Registrant, Coral Blood Services, Inc. and Comerica Bank dated November 19, 2002, incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2002.
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
10.9.1
First Modification to Amended and Restated Loan and Security Agreement among HemaCare Corporation, Coral Blood Services, Inc., HemaCare BioScience, Inc. and Comerica Bank, dated March 26, 2008, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on March 28, 2008.
10.10	*	Employment Agreement between the Registrant and Joshua Levy dated March 22, 2000, incorporated by reference to Exhibit 10.12 of Form 10-K of the Registrant for the year ended December 31, 2000.
10.11	*	Employment letter between the Registrant and Judi Irving, dated December 6, 2002, incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.12	*
Change of Control Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated June 6, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on June 10, 2005.
10.13	*
Change of Control Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer, dated December 31, 2008, incorporated by reference to Exhibit 99.4 to Form 8-K of the Registrant filed on January 8, 2009.
10.14
Master Security Lease Agreement between the Registrant and GE Capital Healthcare Financial Services dated December 26, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K of the Registrant for the year ended December 31, 2002.
10.15	*	Employment letter between the Registrant and Robert S. Chilton, dated December 31, 2008, incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed on January 8, 2009.

10.16	*	Indemnification Agreement between HemaCare Corporation and Judi Irving, President and Chief Executive Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006.
10.17	*
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
10.21	*
Employment Agreement dated August 29, 2006, between HemaCare Corporation and Joseph Mauro, incorporated by reference to Exhibit 99.5 to Registrant's Current Report on Form 8-K filed on September 5, 2006.
10.22	*
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
10.26
Select Series License Agreement with Prelude Exhibit dated December 29, 2006, between Information Data Management, Inc. and HemaCare Corporation, incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 5, 2008.
10.27	*
First Amendment to Employment Agreement between HemaCare Corporation and Joshua Levy, M.D. dated March 31, 2005 incorporated by reference to Exhibit 10.27 to Form 10-K of the Registrant for the year ended December 31, 2006 filed April 2, 2008.
10.28
Employee Proprietary Information and Inventions Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on November 7, 2008.

10.29		Employee Proprietary Information and Inventions Agreement between Teragenix Corporation and Valentin Adia dated August 29, 2006, incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed on November 7, 2008.
10.30		Noncompetition Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.3 to Form 8-K of the Registrant filed on November 7, 2008.
10.31		Noncompetition Agreement between Teragenix Corporation and Valentin Adia dated August 29, 2006, incorporated by reference to Exhibit 99.4 to Form 8-K of the Registrant filed on November 7, 2008.
10.32		Security Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.5 to Form 8-K of the Registrant filed on November 7, 2008.
10.33		Security Agreement between Teragenix Corporation and Valentin Adia dated August 29, 2006, incorporated by reference to Exhibit 99.6 to Form 8-K of the Registrant filed on November 7, 2008.
10.34		Assignment for the Benefit of Creditors made as of December 4, 2007, incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K filed on December 14, 2008.
10.35
First Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated August 17, 2006, incorporated by reference to Exhibit 10.35 to Form 10-K of the Registrant for the year ended December 31, 2007.
10.36
Second Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated April 11, 2008, incorporated by reference to Exhibit. 10.36 to Form 10-K of the Registrant for the year ended December 31, 2007.
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
10.39
Credit and Security Agreement between HemaCare Corporation, Coral Blood Services, Inc., and Wells Fargo Bank, National Association, dated April 10, 2008, incorporated by reference to Exhibit 10.39 to Form 10-K of the Registrant for the year ended December 31, 2007.
10.40	*	Employment letter between the Registrant and John Doumitt, dated December 31, 2008, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on January 8, 2009.
10.41	*
Change of Control Agreement between HemaCare Corporation and John Doumitt, Chief Executive Officer, dated December 31, 2008, incorporated by reference to Exhibit 99.3 to Form 8-K of the Registrant filed on January 8, 2009.

10.42		Settlement Agreement and Mutual General Release entered into as of August 26, 2008, between HemaCare Corporation and Joseph Mauro and Valentin Adia, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2008.
10.43	*	Indemnification Agreement between HemaCare Corporation and John Doumitt, Chief Executive Officer dated March 24, 2009.
11.		Computation of earnings (loss) per common equivalent share.
14.		Code of Ethics—incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.
21.		Subsidiaries of the Registrant.
23.1		Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.		Power of attorney (see signature page).
31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contracts and compensatory plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 26, 2009	HEMACARE CORPORATION

		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Doumitt, Chief Executive Officer, and Robert S. Chilton, Executive Vice President, Chief Financial Officer and Corporate Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the twenty-sixth day of March, 2009.

Signature	Title
/s/ JOHN DOUMITT John Doumitt	Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT S. CHILTON Robert S. Chilton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JULIAN STEFFENHAGEN Julian Steffenhagen	Chairman of the Board, Director
/s/ STEVEN GERBER Steven Gerber	Director
/s/ TERESA SLIGH Teresa Sligh	Director
/s/ TERRY VAN DER TUUK Terry Van Der Tuuk	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of HemaCare Corporation:

        We have audited the accompanying consolidated balance sheets of HemaCare Corporation and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of (operations) income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

Los Angeles, California
 March 25, 2009

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$903,000	$420,000
Accounts receivable, net of allowance for doubtful accounts of $226,000 in 2008 and $302,000 in 2007	6,051,000	4,942,000
Product inventories and supplies	1,166,000	1,120,000
Prepaid expenses	704,000	508,000
Assets held for sale	319,000	482,000
Other receivables	58,000	83,000

Total current assets	9,201,000	7,555,000
Plant and equipment, net of accumulated depreciation and amortization of $5,650,000 in 2008 and $4,678,000 in 2007	4,417,000	4,847,000
Other assets	78,000	92,000

	$13,696,000	$12,494,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,823,000	$2,728,000
Accrued payroll and payroll taxes	784,000	1,115,000
Other accrued expenses	333,000	202,000
Liabilities related to assets held for sale	2,102,000	2,046,000
Current obligation under notes payable	2,471,000	2,700,000

Total current liabilities	8,513,000	8,791,000

Deferred rent	645,000	631,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 9,886,955 issued and outstanding in 2008 and 8,799,955 in 2007	16,204,000	15,717,000
Accumulated deficit	(11,666,000)	(12,645,000)

Total shareholders' equity	4,538,000	3,072,000

	$13,696,000	$12,494,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

For the Two Years Ended December 31,

	2008	2007
Revenue
Blood products	$29,633,000	$26,752,000
Blood services	7,985,000	7,414,000

Total revenue	37,618,000	34,166,000
Operating costs and expenses
Blood products	25,264,000	23,403,000
Blood services	5,852,000	5,605,000

Total operating costs and expenses	31,116,000	29,008,000
Gross profit	6,502,000	5,158,000
General and administrative expenses	5,893,000	6,340,000

Income (loss) from continuing operations before other income	609,000	(1,182,000)
Other income	331,000	—

Income (loss) from continuing operations before income taxes	940,000	(1,182,000)
Provision for income taxes	41,000	646,000

Income (loss) from continuing operations	899,000	(1,828,000)

Discontinued Operations:
Income (loss) from discontinued operations before income taxes	80,000	(5,956,000)
Provision for income taxes	—	4,000

Income (loss) from discontinued operations	80,000	(5,960,000)

Net income (loss)	$979,000	$(7,788,000)

Income (loss) per share
Basic
Continuing operations	$0.09	$(0.21)

Discontinued operations	$0.01	$(0.69)

Total	$0.10	$(0.90)

Diluted
Continuing operations	$0.09	$(0.21)

Discontinued operations	$0.01	$(0.69)

Total	$0.10	$(0.90)

Weighted average shares outstanding—basic	9,533,000	8,687,000

Weighted average shares outstanding—diluted	9,706,000	8,687,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares (Rounded)	Amount	Accumulated Deficit	Total
Balance as of December 31, 2006	8,496,000	$14,710,000	$(4,857,000)	$9,853,000
Stock options exercised	56,000	34,000		34,000
Issuance of common stock for HemaCare BioScience, Inc. acquisition	248,000	657,000		657,000
Share-based compensation expense		316,000		316,000
Net loss			(7,788,000)	(7,788,000)

Balance as of December 31, 2007	8,800,000	$15,717,000	$(12,645,000)	$3,072,000
Stock options exercised	140,000	44,000		44,000
Issuance of common stock through Employee Stock Purchase Plan	1,195,000	433,000		433,000
Transfer of common stock from settlement	(248,000)	(126,000)		(126,000)
Share-based compensation expense		136,000		136,000
Net income			979,000	979,000

Balance as of December 31, 2008	9,887,000	$16,204,000	$(11,666,000)	$4,538,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended Decmber 31,

	2008	2007
Cash flows from operating activities:
Net income (loss)	$979,000	$(7,788,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(80,000)	5,960,000
Provision for bad debts	17,000	184,000
Change in valuation of deferred tax assets	—	622,000
Depreciation and amortization	1,002,000	1,004,000
(Gain) loss on disposal of assets	(8,000)	2,000
Share-based compensation	136,000	316,000
Gain on transfer of common stock	(126,000)	—
Discharge of debt and related accrued interest	(242,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,126,000)	1,082,000
Increase in inventories, supplies and prepaid expenses	(242,000)	(88,000)
Decrease in other receivables	25,000	199,000
Decrease (increase) in other assets	14,000	(7,000)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	250,000	(1,629,000)

Net cash provided by (used in) operating activities	599,000	(143,000)

Cash flows from investing activities:
Proceeds from sale of plant and equipment	13,000	10,000
Purchases of plant and equipment	(577,000)	(1,229,000)

Net cash used in investing activities	(564,000)	(1,219,000)

Cash flows from financing activities:
Proceeds from sale of common stock	433,000	—
Proceeds from the exercise of stock options	44,000	34,000
Principal payments on debt and capitalized leases	—	(7,000)
(Payments on) proceeds from line of credit	(29,000)	475,000

Net cash provided by financing activities	448,000	502,000

Net cash provided by (used in) continuing operations	483,000	(860,000)

Cash Flows—Discontinued Operations
Net cash provided by operating activities	176,000	292,000
Net cash used in investing activities	—	(12,000)

Net cash provided by discontinued operations	176,000	280,000

Increase (decrease) in cash and cash equivalents	659,000	(580,000)
Cash and cash equivalents at beginning of period	556,000	1,136,000

Cash and cash equivalents at end of period—Continuing Operations	903,000	420,000
Cash and cash equivalents at end of period—Discontinued Operations	312,000	136,000

Total cash and cash equivalents at end of period	1,215,000	556,000

Supplemental disclosure:
Interest paid	$205,000	$173,000

Income taxes paid	$22,000	$165,000

Supplemental disclosure of non-cash activities
Transfer of common stock due to settlement of litigation	$(126,000)	—

Reduction in notes payable and related accrued interest due to settlement of litigation	$(242,000)	—

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1—Organization

        HemaCare Corporation ("HemaCare or the "Company"), along with its wholly-owned subsidiary Coral Blood Services, Inc., collects, processes and distributes blood products to hospitals and research related organizations in the United States, and has operations in Southern California, Maine and Mid-Atlantic United States. In 2006, HemaCare acquired 100% of the capital stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. ("HemaBio"). On November 5, 2007, the Board of Directors of HemaBio decided to close all operations of HemaBio.

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

        On January 1, 2008, the Company adopted certain provisions of SFAS 157, Fair Value Measurements ("SFAS 157") which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our financial statements. The Company adopted the provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009, and the Company is evaluating the impact, if any, the full adoption will have on its financial statements.

        On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As the Company did not elect fair value treatment for qualifying instruments that existed as of January 1, 2008, the adoption of SFAS 159 did not have an impact on its financial statements. The Company may elect to measure qualifying instruments at fair value in the future.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 2—Summary of Accounting Policies (Continued)

        Revenue and Accounts Receivable:    Revenue is recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenue consists primarily of mobile therapeutics sales, while blood products revenue consists primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability.

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations in either 2008 or 2007. The Company recorded reserves for obsolete inventory for discontinued operations of $1,341,000 as of December 31, 2007.

        Inventories are comprised of the following as of December 31,

	2008	2007
Continuing Operations
Supplies	$761,000	$839,000
Blood products	405,000	281,000

Total continuing operations	1,166,000	1,120,000

Discontinued Operations
Blood products	—	90,000

Total discontinued operations	—	90,000

Total	$1,166,000	$1,210,000

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

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 2—Summary of Accounting Policies (Continued)

        Income Taxes:    The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2008 and 2007 and therefore booked a 100% valuation allowance both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2008 and December 31, 2007, and in 2007 a related charge to the provision for income taxes.

        On January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of FIN No. 48. The oldest tax year that remains open to possible evaluation and interpretation of the Company's tax position is 1995.

        Per Share Data:    Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, restricted stock, restricted stock units and warrants.

        Interest Expense:    During the years ended December 31, 2008 and 2007, the Company incurred interest expense of $164,000 and $197,000, for continuing operations and $50,000 and $55,000 for discontinued operations, respectively.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 2—Summary of Accounting Policies (Continued)

        Share-Based Compensation:    In accordance with SFAS No. 123R, Share-based Payment: An amendment of FASB Statements No. 123 and 95 ("SFAS 123R"), the Company records compensation expense related to share-based compensation awards granted to employees. For 2008, the Company recognized compensation expense related to stock options, restricted stock units and restricted stock, granted to employees prior to December 31, 2008, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

        The Company's assessment of the estimated fair value of the stock options granted is affected by the price of the Company's common stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of share based payments granted. Generally, the calculation of fair value under SFAS 123R is similar to the calculation of fair value under SFAS 123, with the exception of the treatment of forfeitures.

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

  Recent Accounting Pronouncements:

        In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110 ("SAB 110"), which expresses the views of the SEC staff regarding the use of a simplified method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 2—Summary of Accounting Policies (Continued)

SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123R, the Company elected to use, and is currently using, the simplified method to estimate the expected term. The Company is evaluating whether or not to continue to use the simplified method, which will depend upon whether or not sufficient exercise history exists upon which to base an estimate, in addition to how easily peer group information may be obtained. The issuance of SAB 110 did not impact the Company's consolidated financial statements for fiscal 2007 and 2008.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"), which replaces SFAS No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141R establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R retains certain fundamental requirements of SFAS No. 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the issuance of SFAS No. 141R will have an impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which establishes accounting and reporting for noncontrolling interests, referred to in current GAAP as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, noncontrolling interests shall be reported as equity in the consolidated financial statements. On the statement of operations, SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, thereby eliminating diversity in practice and providing transparency in disclosure. SFAS No. 160 also simplifies accounting standards by establishing a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation; and requires that, when a subsidiary is deconsolidated, a parent will recognize gain or loss in net income. SFAS No. 160 further requires expanded disclosures surrounding the interests of the parent's owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the issuance of SFAS No. 160 will have an impact on its consolidated financial statements.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 2—Summary of Accounting Policies (Continued)

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF"), which will be effective beginning with the Company's first quarter 2009 financial reporting. The FSP EITF provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, retrospective adjustment to earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) is required to conform to the provisions of the FSP EITF. The Company does not expect the adoption of the FSP EITF will have a material impact on the results or operations, financial position or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC's approval. The Company does not expect the adoption of SFAS No. 162 will have a material impact on the results or operations, financial position or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not expect the adoption of SFAS No. 161 will have a material impact on the results or operations, financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No.158"), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company does not expect the adoption of SFAS No. 158 will have a material impact on the results or operations, financial position or cash flows.

        In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("SFAS No. 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset, ("SFAS No. 142"). The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations and other U.S. GAAP. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS 142-3 will have a material impact on the results or operations, financial position or cash flows.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 2—Summary of Accounting Policies (Continued)

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No. 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not prohibited. The Company does not expect the adoption of FSP APB 14-1 will have a material impact on the results or operations, financial position or cash flows.

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

        During 2008, the assignee successfully liquidated HemaBio's assets, including inventory, furniture and equipment, for $194,000 more than the net book value of these assets on HemaBio's books. In addition, the assignee incurred closure related expenses of $64,000. Finally, HemaBio recognized $50,000 in interest expense related to notes payable to two of the former investors in HemaBio. For all of 2008, these activities resulted in a net gain of $80,000, which is recorded under discontinued

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 3—Discontinued Operations (Continued)

operations on the Company's financial statements. In addition, upon closing the new financing agreement with Wells Fargo, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica Bank. In 2008, the Company received full payment of this amount from the assignee as a full and complete distribution. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio's creditors.

        Per Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of December 31, 2007 and December 31, 2008:

HEMACARE CORPORATION
Discontinued Operations

	December 31, 2008	December 31, 2007
Assets Held for Sale
Cash and cash equivalents	$312,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $133,000 in 2007	—	210,000
Product inventories and supplies	—	90,000
Other receivables	7,000	7,000
Plant and equipment, net of accumulated depreciation and amortization of $133,000 in 2007	—	39,000

Total assets held for sale	$319,000	$482,000

Liabilities related to assets held for sale
Accounts payable	$838,000	$832,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	161,000	111,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,102,000	$2,046,000

        Per the American Institute of Certified Public Accountants Statements of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, an entity shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since there has been no complete conveyance of assets, final settlement with creditors or court action granting HemaBio relief from any creditors claims, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

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

        A decrease of $93,000, and an increase of $184,000, were recorded to the allowance for doubtful accounts for continuing operations for 2008 and 2007, respectively. In 2008, the decrease was due to collection of customer balances previously included in the allowance. In 2007 the increase was as a result of i) a delay in the approval of the California State budget, which resulted in slow payments from customers with a high concentration of Medi-Cal patients, and ii) turnover in the credit and collections staff of the Company which slowed collections during the second half of the 2007. Write-offs against the allowance for doubtful accounts totaled $93,000 and $13,000 for the years ended December 31, 2008 and 2007, respectively. The Company will write-off a receivable when collection efforts are terminated and the probability of collection is very low.

Note 5—Plant and Equipment

        Plant and equipment consists of the following:

	December 31, 2008	December 31, 2007
Continuing Operations:
Furniture, fixtures and equipment	$7,782,000	$7,347,000
Leasehold improvements	2,285,000	2,178,000

Total continuing operations	10,067,000	9,525,000
Less accumulated depreciation and amortization	(5,650,000)	(4,678,000)

Net continuing operations:	$4,417,000	$4,847,000

Discontinued Operations:
Furniture, fixtures and equipment	—	172,000
Leasehold improvements	—	—

Total discontinued operations		172,000
Less accumulated depreciation and amortization	—	(133,000)

Net discontinued operations	$—	$39,000

Total plant and equipment, net of accumulated depreciation and amortization	$4,417,000	$4,886,000

        Depreciation expense for continuing operations for 2008 and 2007 was $1,002,000 and $1,004,000 respectively, and for discontinued operations, $0 and $116,000 respectively.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 6—Line of Credit and Notes Payable

        On March 26, 2007, the Company's agreement with Comerica Bank ("Comerica"), an Amended and Restated Loan and Security Agreement ("Comerica Agreement"), originally entered into on September 26, 2006, was amended by the First Modification which increased the line of credit from $3 million to $4 million. The Comerica Agreement provided that interest was payable monthly at a rate of prime minus 0.25%. In addition, the Company had the option to draw against this facility for thirty, sixty or ninety days using LIBOR as the relevant rate of interest. The Comerica Agreement was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants that, among other things, required minimum levels of profitability and prohibited the payment of dividends.

        The Comerica Agreement provided, among other things, that in the event the Company failed to observe any covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default could have occurred under the Comerica Agreement, and Comerica could, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of December 31, 2007, the Company was not in compliance with certain financial covenants in the Comerica Agreement, and Comerica did not provide a waiver of this violation as they had provided in the past.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of December 31, 2008, the Wells Fargo prime rate was 3.25%. In addition, as of December 31, 2008, the Company utilized $2,471,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of December 31, 2008, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to payoff the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica Agreement, and Comerica released the security interest in the Company's assets. In addition, upon closing the Wells Agreement, the Company acquired $300,000 of secured debt of HemaBio previously owed to Comerica. Subsequently the Company received $300,000 from the Florida assignee as a complete and final distribution.

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, and was secured through a security agreement, by all of the assets of HemaBio, and was subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia, required four equal annual installments of $11,550, plus accrued interest, commencing August 29,

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 6—Line of Credit and Notes Payable (Continued)

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

        The foregoing descriptions of the notes, the Comerica Agreement and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 6—Line of Credit and Notes Payable (Continued)

Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of December 31, 2008, HemaBio's default on the notes to Drs. Feldman and Raben remain unresolved.

        Future minimum payments under the line of credit and notes payable are as follows:

Year ending	Continuing Operations	Discontinued Operations	Total
December 31, 2009	$2,471,000	$500,000	$2,971,000

Note 7—Leases

        The Company leases its facilities and certain equipment under operating leases that expire through the year 2017.

        Future minimum rentals under operating leases for continuing operations are as follows:

Years ending December 31,	Operating
2009	$767,000
2010	774,000
2011	775,000
2012	631,000
2013	525,000
Thereafter	2,006,000

Total:	$5,478,000

        For continuing operations total rent expense under all operating leases was $685,000 and $893,000 for the years ended December 31, 2008 and 2007, respectively. For discontinued operations, total rent expense was $0 for the year ended December 31, 2008, and $493,000, including disposal costs of $327,000, for the year ended December 31, 2007.

        Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

        On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at approximately $36,000 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term and for increases in the cost of common area maintenance. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2008, the Company entered into an amendment to add approximately 7,200 square feet to this lease intended to house a donor center and supply warehouse.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 7—Leases (Continued)

This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. The Company invested approximately $2.1 million in tenant improvements in the new facility. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

        The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The Company allocates on a straight-line basis the total lease payments, including rent escalation, abated rent, and tenant improvement reimbursement, over the term of the lease. As a result, the Company will recognize approximately $41,000 in monthly rent expense over the term of the lease. As of December 31, 2008, the Company recognized $25,000 in deferred rent associated with this lease to be utilized over the twelve month period ended December 31, 2009. This amount is included in other accrued expenses on the balance sheet. As of December 31, 2008, the Company recognized $645,000 representing the balance of the deferred rent associated with this lease, included in other long-term liabilities on the balance sheet.

Note 8—Goodwill

        The Company periodically evaluates the fair value of any goodwill recognized as a result of prior acquisition activity. Goodwill is the portion of the total consideration paid to acquire a business that exceeds the fair market value of the assets acquired, less the value of the liabilities acquired. Any subsequent valuation of goodwill requires substantial estimation by management of the future profitability of any respective business unit, and an assessment of the fair value of the business. The Company uses the income approach, along with other standard analytical approaches, to estimate the fair value of goodwill. The income approach involves estimating the present value of future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. This requires the use of management estimates and assumptions, such as assumptions on growth rates for revenue, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. Assumptions on discount rates and terminal growth rates are also used to determine fair value. Given the subjectivity involved in deriving these estimates in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of goodwill. In 2007, the Company recognized a goodwill impairment charge of $4,259,000 related to the closure of HemaBio, representing 100% of the goodwill book value.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 9—Income Taxes

        The provision for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current taxes:
Federal	$—	$—
State	41,000	24,000

	41,000	24,000
Deferred taxes:
Federal	—	622,000
State	—	—

	—	622,000

Provision for income taxes—continuing operations	$41,000	$646,000
Provision for income taxes—discontinued operations	—	4,000

	$41,000	$650,000

        For continuing operations, the Company recorded a $41,000 provision for income taxes for 2008 compared with a $646,000 provision for income taxes for 2007. In 2008, state taxes represented the entire tax provision. In 2007, the provision for income taxes included $622,000 from the increase in the valuation allowance for the deferred tax asset to 100%, and state taxes of $24,000 for continuing operations.

        Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Income tax expense at federal statutory rate	$347,000	$(2,443,000)
State income taxes, net of federal benefit	$42,000	$24,000
Change in valuation allowance	$(919,000)	$2,822,000
Permanent differences	$44,000	$34,000
Change in deferred tax asset and other	$239,000	$213,000
Expiration of federal credit	$288,000

Income tax expense	$41,000	$650,000

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 9—Income Taxes (Continued)

        The Company recognized no net deferred tax asset as of December 31, 2008 and 2007. The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Accounts receivable reserve	$82,000	$151,000
Accrued expenses and other	666,000	424,000

Total current deferred tax asset	748,000	575,000
Noncurrent:
Net operating loss carryforward	1,399,000	2,905,000
Depreciation and amortization	1,151,000	243,000
Tax credit carryforward	243,000	531,000
Other	140,000	346,000
Valuation allowance	(3,681,000)	(4,600,000)

Total non-current deferred tax	(748,000)	(575,000)

Total deferred tax asset	$0	$0

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

        The Company determined at the end of 2008 and 2007 that, based on recent operating results, it was unlikely that the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets as of December 31, 2008 and December 31, 2007.

        As of December 31, 2008, the value of the Company's federal and state net operating loss carryforwards were $3.8 million and $4.1 million, respectively. The ability for the Company to utilize the available federal net operating loss is scheduled to expire over time starting in 2011 and ending in 2027. The ability for the Company to utilize the available state net operating loss is scheduled to expire over time starting in 2017 and ending 2028.

        Utilization of our net operating loss may be subject to substantial annual limitation as a result from a change in ownership as provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss before utilization.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 10—Shareholders' Equity

Stock Options

        In 1996, the Board of Directors, with shareholder approval, adopted the Company's 1996 Stock Incentive Plan (the "1996 Plan"). The purposes of the 1996 Plan were to i) enable the Company to attract, motivate and retain top-quality directors, officers, employees, consultants and advisors, ii) provide substantial incentives for such persons to act in the best interests of the shareholders of the Company, and iii) reward extraordinary effort by such persons on behalf of the Company. The 1996 Plan provided for awards in the form of stock options, which may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, or restricted stock. The total number of shares of common stock available for distribution under the 1996 Plan was 2,500,000; provided, however, that no award may be made at any time if, after giving effect to such award, the total number of shares of common stock issuable upon exercise of all outstanding options and warrants of the Company (whether or not under the 1996 Plan) plus the total number of shares of common stock called for under any stock bonus or similar plan of the Company (including shares of common stock underlying awards under the 1996 Plan) would exceed 30% of the total number of shares of common stock outstanding at the time of such award.

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

        Eligible Participants.    Awards may be granted under the 2006 Plan to any of the Company's employees, directors, or consultants or Company affiliates. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of the Company or a related corporation.

        Number of Shares of Common Stock Available.    A total of 1,200,000 shares of common stock have been reserved for issuance under the 2006 Plan. The maximum aggregate number of shares that may be issued under the 2006 Plan is 1,200,000. If an award is cancelled, terminates, expires, or lapses for any reason without having been fully exercised or vested, or is settled for less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled, or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2006 Plan. In addition, if the Company experiences a stock dividend, reorganization, or other change in capital structure, the administrator may, in its discretion, adjust the number of shares available for issuance under the 2006 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number limitations included in the 2006 Plan will also adjust appropriately upon such event.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 10—Shareholders' Equity (Continued)

        The table below summarizes stock option activity for 2008 and 2007:

	2008		2007
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,829,000	$1.32	1,836,000	$1.27
Granted	345,000	$0.37	275,000	$1.79
Exercised	(140,000)	$0.32	(56,000)	$0.61
Forfeited	(39,000)	$1.05	(177,000)	$1.64
Expired	(354,000)	$1.22	(49,000)	$1.94

Outstanding at end of year	1,641,000	$1.23	1,829,000	$1.32

Vested at end of year	1,313,000	$1.32	1,545,000	$1.29

        As of December 31, 2008, the total aggregate intrinsic value of all fully vested stock options, and of all stock options outstanding, is $11,000 and $16,000, respectively.

        The table below summarizes restricted stock activity for 2008 and 2007:

	2008		2007
	Shares	Price	Shares	Price
Outstanding at beginning of year	—	$—	—	$—
Granted	115,385	0.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of year	115,385	$0.00	—	—

Exercisable at end of year	—	—	—	—

        The table below summarizes restricted stock unit activity for 2007 and 2008:

	2008		2007
	Shares	Price	Shares	Price
Outstanding at beginning of year	—	$—	—	$—
Granted	47,200	0.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of year	47,200	$0.00	—	—

Exercisable at end of year	—	—	—	—

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 10—Shareholders' Equity (Continued)

        The following table summarizes the range of exercise price, weighted average remaining contractual life ("Life") and weighted average exercise price ("Price") for all stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.18 to $0.75	580,000	6.7 years	$0.46	380,000	$0.46
$0.76 to $1.50	650,000	5.4 years	$1.14	577,000	$1.16
$1.51 to $2.50	261,000	6.0 years	$2.34	206,000	$2.34
$2.51 to $2.71	150,000	8.1 years	$2.68	150,000	$2.68

	1,641,000	6.2 years	$1.23	1,313,000	$1.32

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

        For 2008, the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to December 31, 2008, based on the grant date fair value estimated in accordance with SFAS No. 123.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2008	2007
Weighted average fair value at date of grant for options granted during the period	$0.35	$1.41
Weighted average fair value for options exercised during the period	$0.00	$0.16
Weighted average fair value for options vested during the period	$0.72	$1.28
Risk-free interest rates	3.6%	5.0%
Expected stock price volatility	158.0%	133.2%
Expected dividend yield	0.0%	0.0%
Expected forfeitures	29.5%	6.1%
Expected Option Term	5.8 years	6 years

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 10—Shareholders' Equity (Continued)

        For the twelve months ended December 31, 2008, the Company recognized non-cash share-based compensation costs of $136,000, as a result of the adoption of SFAS 123R, reducing the income before taxes and net income by this amount.

        The following summarizes the activity of the Company's stock options that have not vested for the year ended December 31, 2008:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2008	284,000	$1.24
Granted	345,000	0.35
Vested	(262,000)	0.72
Canceled	(39,000)	0.88

Nonvested at December 31, 2008	328,000	$0.77

        As of December 31, 2008, the unrecognized compensation cost related to nonvested awards is $166,000 with a weighted-average period over which such unrecognized compensation is expected to be recognized of 2.9 years.

        As of December 31, 2008, there are 1,313,000 fully vested stock options outstanding with a weighted average fair value of $.46 and an average contractual term of 5.5 years.

Employee Stock Purchase Plan

        On May 25, 2004, the Board of Directors of the Company approved the Company's 2004 Stock Purchase Plan, (the "ESPP"), which initially provided for the issuance of up to 1,000,000 shares of the Company's Common Stock (subject to adjustment). The Company registered 1,000,000 such shares on a Registration Statement on Form S-8 (File No. 333-116405) filed with the Commission on June 10, 2004. On August 6, 2008, the Board of Directors of the Company increased the number of shares which may be issued and sold under the ESPP from 1,000,000 to 2,000,000 (subject to adjustment). On August 19, 2008, the Company filed a Registration Statement on Form S-8 with the SEC to register 1,000,000 additional shares of the Company's Common Stock for issuance pursuant to the ESPP, and such indeterminate number of additional shares as may become available under the ESPP as a result of the adjustment provisions thereof.

        During 2008, the Company issued 1,195,000 shares under the ESPP to Directors and Officers for $433,000. As of December 31, 2008, there are 570,000 remaining shares in the ESPP.

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 11—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2008	2007
Net income (loss) from continuing operations	$899,000	$(1,828,000)
Weighted average shares outstanding	9,533,000	8,687,000
Net effect of diluted options and warrants	173,000	—

Weighted average dilutive shares outstanding	9,706,000	8,687,000

Earnings (loss) per share from continuing operations—diluted	$0.09	$(0.21)

Net income (loss) from discontinued operations	$80,000	$(5,960,000)

Earnings (loss) per share from discontinued operations—diluted	$0.01	$(0.69)
Net income (loss):	$979,000	$(7,788,000)

Earnings (loss) per share—diluted	$0.10	$(0.90)

Note 12—Concentration of Credit Risk

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation at December 31, 2008, and deposits not exceeding $100,000 for each institution were insured by the Federal Deposit Insurance Corporation at December 31, 2007. At December 31, 2008 and December 31, 2007, the Company had uninsured cash and cash equivalents of $712,000 and $337,000, respectively.

Note 13—401(k) Profit Sharing Plan

        The HemaCare Corporation 401(k) Profit Sharing Plan qualifies, in form, under Section 401(k) of the Code. The Company did not pay a matching contribution in 2008 for the 2007 plan year due to the losses sustained in 2007. Due to the improved earnings performance in 2008, the Company accrued $109,000 in 2008 for a matching contribution to be paid in 2009.

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

HEMACARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

Note 14—Commitments and Contingencies (Continued)

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

Note 15—Concentration Risk

        The Company provides products and services to healthcare providers, hospitals and research related organizations, all of which are referred to as "customers" for purposes of identifying concentration risk in this section. During 2008, three customers each represented more than 10% of the Company's total revenue from continuing operations. One customer accounted for approximately 17.7% of total revenue, one customer for 16.5% of total revenue and the third customer accounted for 10.6%. The next largest customer accounted for approximately 6.8% of total revenue. The Company's ten largest customers accounted for 70.4% of total revenue. Other than the lease of space for a donor center at a customer's facility, the Company's only relationship with any of these customers is as a provider of blood products and services.

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

        During 2008, the Company received goods and services from one major vendor that represented approximately 8.9% of the Company's total operating costs from continuing operations. This vendor provides laboratory services. The next largest vendor represents approximately 7.0% of total operating costs from continuing operations. This vendor provides products that support the Company's cell separation equipment used by both the blood products and blood services segments. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.