Form 10-Q/A
period 2008-09-30
HEMACARE CORP /CA/
filed 2009-04-06
CIK 801748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

HemaCare Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2008 (the “Report”) to revise the information provided under Part II, Item 4, “Controls and Procedures”.  The only items filed herewith are Item 4, the signature page and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.  With the exception of the foregoing, the information in this Form 10-Q/A is as of the filing date of the Report, and no other information in the Report has been supplemented, updated or amended.

Item 4   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  At the conclusion of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end December 31, 2007, the Company's disclosure controls and procedures are ineffective to provide reasonable assurance that information required to be disclosed in this report is:

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

Therefore, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of the end of December 31, 2007, the Company's internal control over financial reporting was ineffective.

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

(d)   Changes in Internal Control Over Financial Reporting

Other than the remedial actions discussed in the preceding section (c), there was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fiscal quarter ended September 30, 2008 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

11	Net Income per Common and Common Equivalent Share, incorporated by reference to Exhibit 11 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act, incorporated by reference to Exhibit 31.1 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

31.1.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act, incorporated by reference to Exhibit 31.2 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

31.2.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange.

32.1
Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934, incorporated by reference to Exhibit 31.2 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

32.1.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	April 3, 2009	Hemacare Corporation
(Registrant)

		By:	/s/ John Doumitt
John Doumitt, Chief Executive Officer

		By:	/s/ Robert S. Chilton
Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

10.1

Settlement Agreement and Mutual Release entered into as of August 26, 2008, between HemaCare Corporation and Joseph Mauro and Valentin Adia, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2008.

11	Net Income per Common and Common Equivalent Share, incorporated by reference to Exhibit 11 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act, incorporated by reference to Exhibit 31.1 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

31.1.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act, incorporated by reference to Exhibit 31.2 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

31.2.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange.

32.1

Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934, incorporated by reference to Exhibit 31.2 to Form 10-Q of the Registrant for the quarter ended September 30, 2008.

32.1.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.