Form 10-Q
period 2009-03-31
HEMACARE CORP /CA/
filed 2009-05-13
CIK 801748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 8, 2009, 10,002,339 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED
MARCH 31, 2009

i

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,000	$903,000
Accounts receivable, net of allowance for doubtful accounts of $180,000 in 2009 and $226,000 in 2008	5,359,000	6,051,000
Product inventories and supplies	1,266,000	1,166,000
Prepaid expenses	551,000	704,000
Assets held for sale	319,000	319,000
Other receivables	43,000	58,000

Total current assets	7,735,000	9,201,000
Plant and equipment, net of accumulated depreciation and amortization of $5,898,000 in 2009 and $5,650,000 in 2008	4,263,000	4,417,000
Other assets	77,000	78,000

	$12,075,000	$13,696,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,353,000	$2,823,000
Accrued payroll and payroll taxes	856,000	784,000
Other accrued expenses	211,000	333,000
Liabilities related to assets held for sale	2,114,000	2,102,000
Current obligation under notes payable	245,000	2,471,000

Total current liabilities	6,779,000	8,513,000

Deferred rent	635,000	645,000

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 10,002,340 issued and outstanding in 2009 and 9,886,955 in 2008	16,258,000	16,204,000
Accumulated deficit	(11,597,000)	(11,666,000)

Total shareholders' equity	4,661,000	4,538,000

	$12,075,000	$13,696,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended March 31,

	2009	2008
Revenue
Blood products	$7,858,000	$6,672,000
Blood services	1,853,000	1,936,000

Total revenue	9,711,000	8,608,000
Operating costs and expenses
Blood products	6,789,000	5,766,000
Blood services	1,387,000	1,337,000

Total operating costs and expenses	8,176,000	7,103,000
Gross profit	1,535,000	1,505,000
General and administrative expenses	1,451,000	1,413,000

Income from continuing operations before income taxes	84,000	92,000
Provision for income taxes	3,000	5,000

Income from continuing operations	81,000	87,000

Discontinued Operations:
Loss from discontinued operations	(12,000)	—

Net income	$69,000	$87,000

Income per share
Basic
Continuing operations	$0.01	$0.01

Discontinued operations	—	—

Total	$0.01	$0.01

Diluted
Continuing operations	$0.01	$0.01

Discontinued operations	—	—

Total	$0.01	$0.01

Weighted average shares outstanding—basic	9,904,000	8,909,000

Weighted average shares outstanding—diluted	9,975,000	9,053,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,

	2009	2008
Cash flows from operating activities:
Net income	$69,000	$87,000
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	12,000	—
Recovery of bad debts	(31,000)	(23,000)
Depreciation and amortization	248,000	253,000
Loss on disposal of assets	—	3,000
Share-based compensation	54,000	41,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	723,000	(24,000)
Decrease (increase) in inventories, supplies and prepaid expenses	53,000	(151,000)
Decrease (increase) in other receivables	15,000	(20,000)
Decrease (increase) in other assets	1,000	(15,000)
Increase (decrease) in accounts payable, accrued payroll and expenses, and deferred rent	482,000	(113,000)

Net cash provided by operating activities	1,626,000	38,000
Cash flows from investing activities:
Purchases of plant and equipment	(94,000)	(110,000)

Net cash used in investing activities	(94,000)	(110,000)
Cash flows from financing activities:
Proceeds from sale of common stock	—	222,000
Principal payments on notes payable	(2,226,000)	—

Net cash (used in) provided by financing activities	(2,226,000)	222,000

Net cash (used in) provided by continuing operations	(694,000)	150,000
Cash Flows—Discontinued Operations
Net cash (used in) provided by operating activities	(12,000)	278,000

Net cash (used in) provided by discontinued operations	(12,000)	278,000

(Decrease) increase in cash and cash equivalents	(706,000)	428,000
Cash and cash equivalents at beginning of period	1,215,000	556,000

Cash and cash equivalents at end of period—Continuing Operations	197,000	570,000
Cash and cash equivalents at end of period—Discontinued Operations	312,000	414,000

Total cash and cash equivalents at end of period	$509,000	$984,000

Supplemental disclosure:
Interest paid	$28,000	$42,000

Income taxes (refunded) paid	$(12,000)	$5,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

        In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, the results of its operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

        These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2009 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2008 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2008 as described in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2009. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue and Accounts Receivable:    Revenue is recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenue consists primarily of mobile therapeutic procedure fees, while blood products revenue consists primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company's recent bad debt experience.

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations as of March 31, 2009 or as of December 31, 2008. The Company recorded no reserves for obsolete inventory for discontinued operations as of March 31, 2009 or as of December 31, 2008.

        Financial Instruments:    On January 1, 2009, the Company adopted all of the provisions of SFAS 157, Fair Value Measurements ("SFAS 157") which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The full adoption of SFAS 157 did not have a material impact on the Company's financial statements.

        Share-Based Compensation:    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 ("SFAS 123R"), the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to March 31, 2009, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

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

        The Company currently uses the 2006 Equity Incentive Plan ("2006 Plan"), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 18, 2009 meeting of the Board of Directors, the non-employee directors were awarded, per the Company's director compensation policy, their 2009 annual stock option grants utilizing the closing stock price on March 18, 2009, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $11,000 of share-based compensation for the three months ended March 31, 2009, utilizing the Black-Scholes valuation model.

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

        Based on management's analysis of the Company's recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of March 31, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first three months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution, are insured by the Federal Deposit Insurance Corporation. At March 31, 2009, the Company had no uninsured cash and at December 31, 2008, the Company's uninsured cash and cash equivalents was $712,000.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 110 ("SAB 110"), which expresses the views of the SEC staff regarding the use of a simplified method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123R, the Company elected to use, and is currently using, the simplified method to estimate the expected term. The Company is evaluating whether or not to continue to use the simplified method, which will depend upon whether or not sufficient exercise history exists upon which to base an estimate, in addition to how easily peer group information may be obtained. The issuance of SAB 110 did not impact the Company's consolidated financial statements for fiscal 2007 and 2008.

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF"), which will be effective beginning with the Company's first quarter 2009 financial reporting. The FSP EITF provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, retrospective adjustment to earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) is required to conform to the provisions of the FSP EITF. The Company does not expect the adoption of the FSP EITF will have a material impact on the results of operations, financial position or cash flows.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC's approval. The Company does not expect the adoption of SFAS No. 162 will have a material impact on the results of operations, financial position or cash flows.

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No. 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not prohibited. The Company does not expect the adoption of FSP APB 14-1 will have a material impact on the results of operations, financial position or cash flows.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS No. 107-1"), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. FSP FAS No 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company will include the required disclosures in the Company's Quarterly Report on Form 10-Q beginning for the interim period ending June 30, 2009.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That

Are Not Orderly, which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

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

        Inventories are comprised of the following as of:

	March 31, 2009	December 31, 2008
Supplies	$788,000	$761,000
Blood products	478,000	405,000

Total	$1,266,000	$1,166,000

Note 3—Discontinued Operations

        On November 5, 2007, the Board of Directors of the Company's wholly owned subsidiary, HemaCare BioScience, Inc. ("HemaBio"), in consultation with, and with the approval of, the Board of Directors of the Company, decided that it was in the best interest of HemaBio's creditors to close all operations of HemaBio. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio's creditors.

        Per SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of March 31, 2009 and December 31, 2008:

HEMACARE BIOSCIENCE, INC.

Discontinued Operations

	March 31, 2009	December 31, 2008
Assets held for sale
Cash and cash equivalents	$312,000	$312,000
Other receivables	7,000	7,000

Total assets held for sale	$319,000	$319,000

Liabilities related to assets held for sale
Accounts payable	$838,000	$838,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	173,000	161,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,114,000	$2,102,000

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

Note 4—Line of Credit and Notes Payable

        During the first quarter of 2008, and until April 10, 2008, the Company's senior secured credit facility was with Comerica Bank ("Comerica"). The Comerica credit facility was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of December 31, 2007, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of March 31,

2009, the interest rate on the Wells Fargo line of credit was 3.25%. In addition, as of March 31, 2009, the Company had utilized $245,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of March 31, 2009, the Company was in compliance with all of the covenants in the Wells Agreement.

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

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $405,000, which is reported on the Company's third quarter 2008 income statement as a component of other income.

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

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 for the first quarter of 2009.

        The foregoing descriptions of the notes, the Comerica credit facility and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of March 31, 2009, HemaBio's default on the notes to Drs. Feldman and Raben remains unresolved.

Note 5—Shareholders' Equity

        The Company recognizes share-based compensation expense per SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. Per SFAS 123R, the Company recognizes share-based compensation expense for all share-based payments granted prior to March 31, 2009, based on the grant date fair value estimated in accordance with SFAS 123R. For the three months ended March 31, 2009, the Company recognized an increase of $54,000 in share-based compensation costs per SFAS 123R, including $11,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

        The following summarizes the activity of the Company's stock options for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2009	1,641,000	$1.23
Granted	125,000	0.32
Exercised	—	—
Cancelled or expired	(61,000)	0.75
Forfeited	—	—

Outstanding at March 31, 2009	1,705,000	$1.18	6.5

Exercisable at March 31, 2009	1,323,250	$1.33	5.7

        The following summarizes the activity of the Company's stock options that have not yet vested as of March 31, 2009:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2009	328,000	$0.88
Granted	125,000	0.32
Vested	(71,250)	1.02
Forfeited	—	—

Nonvested at March 31, 2009	381,750	$0.67

        The following summarizes the activity of the Company's restricted stock units for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
Restricted Stock Units:
Outstanding at January 1, 2009	47,200	$0.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2009	47,200	$0.00

Exercisable at March 31, 2009	47,200	$0.00

        The following summarizes the activity of the Company's restricted stock for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
Restricted Stock:
Outstanding at January 1, 2009	115,385	$0.00
Granted	—	—
Exercised	(115,385)	0.00
Canceled or expired	—	—

Outstanding at March 31, 2009	—	—

Exercisable at March 31, 2009	—	—

        As of March 31, 2009, there was $168,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total measurement fair value of shares vested during the three months ended March 31, 2009 was $102,000.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended March 31, 2009
Weighted average fair value at date of grant for share-based payments awarded during the period	$0.29
Weighted average fair value at date of grant for share-based payments vested during the period	0.84
Risk-free interest rates	1.5%
Expected stock price volatility	157.7%
Expected dividend yield	0%
Expected forfeitures	0%

        Starting in the first quarter of 2008, the Company no longer assumes a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

        The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company's continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company's common stock have been reserved for issuance under the 2006 Plan. As of March 31, 2009, the Company had utilized 877,585 of the shares reserved under the 2006 Plan, and 322,415 shares remain available. Awards may be granted to any employee, director or consultant, or those of the Company's affiliates.

        Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan ("1996 Plan"). The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Note 6—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	For the Three Months Ended March 31,
	2009	2008
Continuing Operations
Net income	$81,000	$87,000

Weighted average shares outstanding	9,904,000	8,909,000
Net effect of dilutive options and warrants	71,000	144,000

Diluted shares outstanding	9,975,000	9,053,000

	For the Three Months Ended March 31,
	2009	2008
Discontinued Operations
Net loss	$(12,000)	$—

Weighted average shares outstanding	9,904,000	8,909,000
Net effect of dilutive options and warrants	71,000	144,000

Diluted shares outstanding	9,975,000	9,053,000

        Options and restricted stock units outstanding of 1,525,000 shares of common stock for the three months ended March 31, 2009 have been excluded from the above calculation because their effect would have been anti-dilutive.

        Options and restricted stock units outstanding of 1,467,000 shares of common stock for the three months ended March 31, 2008 have been excluded from the above calculation because their effect would have been anti-dilutive.

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

        Based on management's analysis of the Company's recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of March 31, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first three months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

        The Company uses the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. SFAS 123R creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $54,000 in compensation expense related to SFAS 123R in the first three months of 2009 As a result of the temporary difference created, the Company's deferred tax asset balance increased $13,000 The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

Note 8—Business Segments

        HemaCare operates two business segments as follows:

  •
  Blood Products—Collection, processing, purchasing and distribution of blood products and donor testing.

  •
  Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

        There were no intersegment revenues for the three month period ended March 31, 2009.

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

        The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States. In 2003, the Company reduced the number of geographic regions served as part of a restructuring plan to return the Company to profitability. From 2003 through 2006, the Company's earnings improved as a result of the successful implementation of this plan. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. ("HemaBio"), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. Due to ongoing losses, and the resignation of the senior managers at HemaBio, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, closed all operations of HemaBio, effective November 5, 2007.

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

Results of Operations

  Three months ended March 31, 2009 compared to the three months ended March 31, 2008

  Overview

        The Company's continuing operations generated $9,711,000 in revenue in the first quarter of 2009, compared to $8,608,000 in the same quarter of 2008, representing an increase of $1,103,000, or 13%. Blood products revenue increased $1,186,000, or 18%, while blood services revenue decreased $83,000, or 4%.

        Gross profit from continuing operations in the first quarter of 2009 increased $30,000, or 2%, to $1,535,000 compared to $1,505,000 for the same period of 2008. This increase is comprised of $163,000 increase, or 18%, in gross profit for the blood products business segment, and $133,000 decrease, or 22%, in gross profit for the blood services business segment. The gross profit percentage decreased to 16% in the first quarter of 2009 compared to 17% for the same period of 2008.

        The Company generated $84,000 in income before taxes from continuing operations in the first quarter of 2009, compared $92,000 for the same period of 2008.

        Discontinued operations generated a loss of $12,000 in the first quarter of 2009 with no activity in the first quarter of 2008.

        The Company recorded a $3,000 increase in the provision for income taxes for the three month period ended March 31, 2009, whereas the Company recorded a $5,000 increase in the provision for the same three month period of 2008.

        The Company generated net income of $69,000 for the first quarter of 2009, compared to $87,000 for the same period of 2008.

  Blood Products

        For this business segment, the following table summarizes the revenue and gross profit for the three months ended March 31, 2009 and 2008:

Blood Products

For the Three Months Ended March 31,

	2009	2008	Variance $	Variance %
Revenue	$7,858,000	$6,672,000	$1,186,000	18%
Gross Profit	1,069,000	906,000	163,000	18%
Gross Profit %	14%	14%

        The 18% increase in revenue is primarily attributable to a 22% increase in revenue generated by the Company's California-based blood products operations in the quarter, while revenue generated by the Company's Maine-based operations increased 7% compared to the same period of the prior year. The increase in California revenue is the result of a 28% increase in revenue from the sale of blood products collected at the Company's California donor centers, a 24% increase in revenue from the sale of red cell products collected by the Company's California mobile collection operations, and a 19% increase in revenue from the sale of purchased blood products. The increase in donor center revenue is the result of enhanced donor recruitment efforts, and the pass through of cost increases as a result of the implementation of mandated testing and donor screening procedures. The increase in mobile collection revenue is mostly the result of improved blood drive sponsor recruitment strategies. Finally, the increase in revenue from purchased blood products is the result of improved availability of blood products through suppliers enabling the Company to satisfy customer demand which exceeded the Company's collections during the quarter.

        The 18% increase in gross profit is primarily the result of the increase in revenue. The gross profit percentage for the first quarter of 2009 for this segment remained unchanged at 14% compared to the same quarter of 2008.

  Blood Services

        For the blood services business segment, the revenue and gross profit for the three months ended March 31, 2009 and 2008 is summarized on the following table:

Blood Services

For the Three Months Ended March 31,

	2009	2008	Variance $	Variance %
Revenue	$1,853,000	$1,936,000	$(83,000)	-4%
Gross Profit	466,000	599,000	$(133,000)	-22%
Gross Profit %	25%	31%

        The 4% decrease in revenue is primarily due to a 16% decrease in the number of therapeutic procedures performed in the Company's California market. The Company's Mid-Atlantic operations reported a 1% increase in the number of procedures performed in the quarter compared to the prior year, but in addition, this region reported a change in procedure mix to higher revenue photopheresis procedures compared to other types of therapeutic procedures.

        The decrease in gross profit is partially attributable to the decrease in revenue; however, since procedures preformed in California typically generate higher profit margins than those performed in the Mid-Atlantic region, the decrease in procedures in the California market resulted in an erosion in overall gross profit. In addition, the change in procedure mix in the Mid-Atlantic region also contributed to the erosion in gross profit as photopheresis procedures generate a lower gross profit than other types of therapeutic procedures. The gross profit percentage during the first quarter of 2009 for this segment decreased to 25% from 31% as reported in first quarter of 2008.

  General and Administrative Expenses

        General and administrative expenses for the three months ended March 31, 2009 and 2008 is summarized on the following table:

General and Administrative Expenses

For the Three Months Ended March 31,

2009	2008	Variance $	Variance %
$1,451,000	$1,413,000	$38,000	3%

        The 3% increase in general and administrative expenses in the quarter is primarily the result of a $133,000 increase in the cost of outside services and temporary personnel, and a $35,000 increase in bank service charges. These increases in general and administrative expenses were partially offset by a $66,000 decrease in officer salaries, a $34,000 decrease in bad debt expense, and a $32,000 decrease in employee bonuses.

        The increase in the cost of outside services and temporary personnel is primarily from $92,000 for consultants to assist the Company in fulfilling the requirements of the Sarbanes-Oxley Act. The increase in bank charges is the result of the change in the Company's banking relationships to Wells Fargo Bank from Comerica Bank that took place in the second quarter of 2008. The cost for banking services increased as a result of additional services the Company uses from Wells Fargo Bank, and the higher cost for the Company's credit facility than with Comerica Bank. The decrease in officer salary expense is the result of changes in executive management, specifically the appointment of John Doumitt, who was an executive of the Company during the first quarter of 2008, as the Company's Chief Executive Officer, replacing Jay Steffenhagen. The decrease in bad debt expense is the result of an improvement in the age of the Company's receivables directly related to enhancements in the Company's collection efforts. Finally the $32,000 decrease in bonuses is due to the absence of a management bonus accrual in the first quarter of 2009, whereas some bonus accrual was recorded in the first quarter of 2008.

        For the first quarter of 2009, general and administrative expenses represented 15% of revenue compared to 16% for the same period of 2008.

  Income Taxes

        The Company recorded $3,000 to the income tax provision in the three months ended March 31, 2009, compared to $5,000 for the same period in 2008. Since the Company continues to benefit from net operating loss carryforwards for Federal income taxes, all of the provision represents various state and local taxes management estimates the Company will pay as a result of the profits earned in the quarter. The Company recorded a 100% valuation reserve against its deferred tax assets as of March 31, 2009 and 2008 respectively.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first three months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

        The Company uses the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between generally accepted accounting principles used in the United States ("GAAP") based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $54,000 in compensation expense related to SFAS 123R in the first quarter of 2008. As a result of the temporary difference created, the Company's deferred tax asset balance increased $13,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

  Discontinued Operations

        On November 5, 2007, the Board of Directors of the Company's wholly owned subsidiary, HemaCare BioScience, Inc. ("HemaBio"), in consultation with, and with the approval of, the Board of Directors of the Company, decided that it was in the best interest of HemaBio's creditors to close all operations of HemaBio. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. ("Assignment"), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio's creditors.

Critical Accounting Policies and Estimates

  Use of Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Accounting for Share-Based Incentive Programs

        In the first quarter of 2009, the Company recognized compensation expense related to stock options, restricted stock units and restricted stock granted to employees based on the cost for all share-based payments granted prior to March 31, 2009, based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate.

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

  (d)
  expected forfeitures.

        Starting in the first quarter of 2008, the Company no longer assumed a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management determined it was inappropriate to assign a forfeiture rate to these options.

        In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

  Allowance for Doubtful Accounts

        The Company makes ongoing estimates relating to the collectibility of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual future losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it was determined that a smaller or larger reserve was appropriate, the Company would record a credit or a charge to general and administrative expense in the period in which such a determination was made.

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

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management continually evaluates whether or not the deferred tax asset is likely to be realized. If management determines that the deferred tax asset is not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Liquidity and Capital Resources

        As of March 31, 2009, the Company's cash and cash equivalents for continuing operations were $197,000, and the Company's working capital was $2,750,000.

        During the first quarter of 2008, and until April 10, 2008, the Company's senior secured credit facility was with Comerica Bank ("Comerica"). The Comerica credit facility was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. As of December 31, 2007, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of March 31, 2009, the Wells Fargo prime rate was 3.25%. In addition, as of March 31, 2009, the Company had utilized $245,000 of the Wells Fargo line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of March 31, 2009, the Company was in compliance with all of the covenants in the Wells Agreement.

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

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $405,000, which is reported on the Company's third quarter 2008 income statement as a component of other income.

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

        As of March 31,2009, HemaBio's default on the notes to Drs. Feldman and Raben remains unresolved.

        Future minimum payments under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$5,285,000	$574,000	$1,549,000	$1,156,000	$2,006,000
Notes Payable	745,000	745,000	—	—	—

Totals	$6,030,000	$1,319,000	$1,549,000	$1,156,000	$2,006,000

        For the three months ended on March 31, 2009, cash provided by operating activities was $1,626,000, compared to $38,000 for the three months ended March 31, 2008. The increase of $1,588,000 in cash provided between the two periods is partially due to a decrease in accounts receivable of $723,000 compared with a $24,000 increase for the same period of 2008. HemaCare's days sales outstanding stood at 50 days as of March 31, 2009, compared to 56 days as of December 31, 2008. Management's focus on collections and monitoring the financial health of the Company's customers, contributed to this improvement during the quarter. A decrease in inventories, supplies and prepaid expenses of $53,000 in the quarter, compared with an increase of $151,000 in same quarter of 2008, along with a increase in accounts payable, accrued expenses and other liabilities of $481,000 in the first quarter of 2009, compared to an decrease of $113,000 in the first quarter of 2008, are both additional components of the increase in cash provided by operating activities.

        For the three months ended March 31, 2009, net cash used in investing activities was $94,000, compared to $110,000 for the same period in 2008.

        For the three months ended March 31, 2009, net cash used in financing activities was $2,226,000, compared to net cash provided of $222,000 for the same period of 2008. In the first three months of 2009, the Company paid down $2,226,000 of the senior secured line of credit. During the same period of 2008, the Company received proceeds from the sale of common stock to officers and directors in the amount of $222,000.

        For discontinued operations, cash used in operating activities in the first quarter of 2009 was $12,000, compared to $278,000 in cash provided by operating activities in the same period of 2008.

        Management anticipates that cash on hand, availability on the Wells Fargo bank line of credit and cash generated by operations will be sufficient to provide funding for the Company's needs during the next year, including working capital requirements, equipment purchases and operating lease commitments.

        The Company's primary sources of liquidity include cash on hand, available borrowing under the Wells Fargo line of credit, and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants. Presently, HemaBio is in default on two notes related to the HemaBio acquisition. See Note 4 of Notes to Consolidated Financial Statements.

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

Changes in demand for blood products could affect profitability

        The Company's operations are structured to produce particular blood products based on customers' existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on the Company's profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers. Additionally, an increase in the supply of blood products in the marketplace could result in declining revenue and profits for the Company due to a market driven decrease in prices.

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

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment. As of March 31, 2009, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

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

Potential inability to meet future capital needs could impact ability to operate

        The Company may not generate sufficient operating cash in the future to finance its operations for the next year. Currently, the Company is utilizing its credit facility with Wells Fargo to help finance its operations. The Company may need to raise additional capital in the debt or equity markets in order to finance future operations and procure necessary equipment. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

Future technological developments or alternative treatments could jeopardize the business

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

Targeted partner blood drives involve higher collection costs

        Part of the Company's current operations involves conducting blood drives in partnership with hospitals. These blood drives are conducted under the name of the hospital partner and require that all promotional materials and other printed material include the name of the hospital partner. This strategy lacks the efficiencies associated with blood drives that are not targeted to benefit particular hospital partners. As a result, collection costs might be higher than those experienced by the Company's competition and may impact profitability and growth plans.

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

        In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of the Company's Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, may materially adversely impact the shareholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders' Rights Plan see the Company's Current Report on Form 8-K filed with the SEC on March 20, 2008.

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

        The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management to perform an assessment of the effectiveness of the Company's internal control over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company's independent registered public accounting firm will be required to test and evaluate the design and effectiveness of such controls beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

        This process will be expensive and time consuming, and will require significant attention of management. This process has revealed material weaknesses in internal controls that will require remediation. See "Item 4 Control and Procedures." The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor's attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

        If the Company is unable to adequately design its internal control systems, or prepare an "internal control report" to the satisfaction of the Company's auditors, the Company's auditors may issue a qualified opinion on the Company's financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of March 31, 2009, the Company has $500,000 of debt in the form of notes payable with fixed interest rates. As of March 31, 2009, the Company has $245,000 outstanding on the line of credit with Wells Fargo that is based on a variable interest rate linked to the Wells Fargo prime interest rate. Accordingly, the Company's interest rate expense will fluctuate with changes in the Wells Fargo prime rate. If interest rates increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $2,000.

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

        Management is not aware of any specific control weakness that resulted in a material misstatement in the Company's financial statements, and management does not believe any of its financial statements contain any material misstatements.

  (b)
  Material Weaknesses in Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

        As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure controls and procedures, or the Company's internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company's internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

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

        Therefore, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of the end of December 31, 2008, the Company's internal control over financial reporting was ineffective.

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

  (d)
  Changes in Internal Control Over Financial Reporting

        Other than the remedial actions discussed in the preceding section (c), there was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended March 31, 2009 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed other than as set forth below:

Changes in demand for blood products could affect profitability

        The Company's operations are structured to produce particular blood products based on customers' existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on the Company's profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits as customers transfer to other suppliers. Additionally, an increase in the supply of blood products in the marketplace could result in declining revenue and profits for the Company due to a market driven decrease in prices.

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment. As of March 31, 2009, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Wells Agreement requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        The proxy materials for the 2009 annual meeting of shareholders to be held on May 27, 2009 were mailed to shareholders of the Company on April 22, 2009. Under certain circumstances, shareholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2010 annual meeting of shareholders must be received at the Company's executive offices at 15350 Sherman Way, Suite 350, Van Nuys, CA, 91406, addressed to the attention of the Corporate Secretary by December 21, 2009 in a form that complies with applicable regulations. If the date of the 2010 annual meeting of shareholders is advanced or delayed more than 30 days from the date of the 2009 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2010 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2010 annual meeting. Upon any determination that the date of the 2010 annual meeting will be advanced or delayed by more than 30 days from the date of the 2009 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

        The Securities and Exchange Commission's rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 6, 2010, the proxies solicited by the Board for the 2010 annual meeting of shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2010 annual meeting of stockholder without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2010 annual meeting is advanced or delayed by more than 30 days from the date of the 2009 annual meeting, then the shareholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2010 annual meeting.

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
4.1.1
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

Date	May 13, 2009	HEMACARE CORPORATION (Registrant)

		By:	/s/ JOHN DOUMITT John Doumitt, Chief Executive Officer

		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
4.1.1
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