Form 10-Q
period 2009-06-30
HEMACARE CORP /CA/
filed 2009-08-13
CIK 801748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        As of August 6, 2009, 10,049,540 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2009

i

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$894,000	$903,000
Accounts receivable, net of allowance for doubtful accounts of $193,000 in 2009 and $226,000 in 2008	4,863,000	6,051,000
Product inventories and supplies	1,155,000	1,166,000
Prepaid expenses	683,000	704,000
Assets held for sale	319,000	319,000
Other receivables	18,000	58,000

Total current assets	7,932,000	9,201,000
Plant and equipment, net of accumulated depreciation and amortization of $6,118,000 in 2009 and $5,650,000 in 2008	4,244,000	4,417,000
Other assets	83,000	78,000

Total assets	$12,259,000	$13,696,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,284,000	$2,823,000
Accrued payroll and payroll taxes	1,258,000	784,000
Other accrued expenses	339,000	333,000
Liabilities related to assets held for sale	2,126,000	2,102,000
Current obligation under notes payable	528,000	2,471,000

Total current liabilities	6,535,000	8,513,000

Deferred rent	622,000	645,000
Long-term obligation under notes payable	56,000	—

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 10,049,540 issued and outstanding in 2009 and 9,886,955 in 2008	16,287,000	16,204,000
Accumulated deficit	(11,241,000)	(11,666,000)

Total shareholders' equity	5,046,000	4,538,000

Total liabilities and shareholders' equity	$12,259,000	$13,696,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Blood products	$8,167,000	$7,389,000	$16,025,000	$14,060,000
Blood services	1,862,000	2,173,000	3,714,000	4,108,000

Total revenue	10,029,000	9,562,000	19,739,000	18,168,000
Operating costs and expenses
Blood products	6,610,000	6,275,000	13,397,000	12,029,000
Blood services	1,385,000	1,502,000	2,771,000	2,852,000

Total operating costs and expenses	7,995,000	7,777,000	16,168,000	14,881,000
Gross profit	2,034,000	1,785,000	3,571,000	3,287,000
General and administrative expenses	1,617,000	1,515,000	3,071,000	2,925,000

Income from operations	417,000	270,000	500,000	362,000
Other expense	—	65,000	—	65,000

Income before income taxes	417,000	205,000	500,000	297,000
Provision for income taxes	48,000	40,000	50,000	45,000

Income from continuing operations	369,000	165,000	450,000	252,000

Discontinued Operations:
(Loss) income from discontinued operations	(12,000)	263,000	(25,000)	263,000

Net income	$357,000	$428,000	$425,000	$515,000

Income per share
Basic
Continuing operations	$0.04	$0.02	$0.05	$0.03

Discontinued operations	$—	$0.02	$—	$0.03

Total	$0.04	$0.04	$0.05	$0.06

Diluted
Continuing operations	$0.04	$0.02	$0.04	$0.03

Discontinued operations	$—	$0.02	$—	$0.03

Total	$0.04	$0.04	$0.04	$0.06

Weighted average shares outstanding—basic	10,028,000	9,635,000	9,966,000	9,272,000

Weighted average shares outstanding—diluted	10,109,000	9,654,000	10,030,000	9,283,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,

	2009	2008
Cash flows from operating activities:
Net income	$425,000	$515,000
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	25,000	(263,000)
Recovery of bad debts	(18,000)	(31,000)
Depreciation and amortization	495,000	503,000
(Gain) loss on disposal of assets	(1,000)	3,000
Share-based compensation	84,000	37,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,206,000	(250,000)
Decrease (increase) in inventories, supplies and prepaid expenses	32,000	(292,000)
Decrease in other receivables	40,000	13,000
(Increase) decrease in other assets	(5,000)	13,000
(Decrease) increase in accounts payable, accrued payroll, accrued expenses and deferred rent	(84,000)	500,000

Net cash provided by operating activities	2,199,000	748,000
Cash flows from investing activities:
Proceeds from the sale of plant and equipment	8,000	—
Purchases of plant and equipment	(329,000)	(220,000)

Net cash used in investing activities	(321,000)	(220,000)
Cash flows from financing activities:
Proceeds from sale of common stock	—	222,000
Proceeds from the exercise of stock options	—	44,000
Principal payments on notes payable	(1,887,000)	(1,025,000)

Net cash used in financing activities	(1,887,000)	(759,000)

Net cash used in continuing operations	(9,000)	(231,000)
Cash Flows—Discontinued Operations
Net cash provided by operating activities	—	573,000

Net cash provided by discontinued operations	—	573,000

(Decrease) increase in cash and cash equivalents	(9,000)	342,000
Cash and cash equivalents at beginning of period	1,215,000	556,000

Cash and cash equivalents at end of period—Continuing Operations	894,000	289,000
Cash and cash equivalents at end of period—Discontinued Operations	312,000	609,000

Total cash and cash equivalents at end of period	$1,206,000	$898,000

Supplemental disclosure:
Interest paid	$70,000	$93,000

Income taxes (refunded) paid	$(10,000)	$22,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

        In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States ("GAAP").

        These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2009 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2008 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2008 as described in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2009. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

USE OF ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations as of June 30, 2009 or as of December 31, 2008. The Company recorded no reserves for obsolete inventory for discontinued operations as of June 30, 2009 or as of December 31, 2008.

        Financial Instruments:    On January 1, 2009, the Company adopted all of the provisions of Statement of Financial Accounting Standards ("SFAS"), Fair Value Measurements ("SFAS 157") which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The full adoption of SFAS 157 did not have a material impact on the Company's financial statements.

        Share-Based Compensation:    In accordance with SFAS No. 123R, Share-based Payment: An Amendment of FASB Statements No. 123 and 95 ("SFAS 123R"), the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to June 30, 2009, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

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

        The Company currently uses the 2006 Equity Incentive Plan ("2006 Plan"), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 18, 2009 meeting of the Board of Directors, the non-employee directors were awarded, per the Company's director compensation policy, their 2009 annual stock option grants utilizing the closing stock price on March 18, 2009, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $9,000 and $20,000 of share- based compensation for the three and six months ended June 30, 2009, utilizing the Black-Scholes valuation model.

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

        Based on management's analysis of the Company's recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of June 30, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first six months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2009, excluding cash included in assets held for sale, the Company had uninsured cash and cash equivalents of $641,000. On December 31, 2008, the Company's uninsured cash and cash equivalents were $712,000.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 110 ("SAB 110"), which expresses the views of the SEC staff regarding the use of a simplified method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123R, the Company elected to use, and is currently using, the simplified method to estimate the expected term. The Company is evaluating whether or not to continue to use the simplified method, which will depend upon whether or not sufficient exercise history exists upon which to base an estimate, in addition to how easily peer group information may be obtained. The issuance of SAB 110 did not impact the Company's consolidated financial statements for fiscal 2008 and 2009.

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

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. The implementation of this FSP did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. The implementation of this FSP did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. The implementation of this standard did not have a material impact on the financial statements of the Company. Subsequent events through the filing date of this Quarterly Report on Form 10-Q have been evaluated for disclosure and recognition.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing financial statement disclosures, but will have no impact on the Company's financial position, results of operation or cash flows.

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

        Inventories are comprised of the following as of:

	June 30, 2009	December 31, 2008
Supplies	$750,000	$761,000
Blood products	405,000	405,000

Total	$1,155,000	$1,166,000

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

        Per SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of June 30, 2009 and December 31, 2008:

HEMACARE BIOSCIENCE, INC

Discontinued Operations

	June 30, 2009	December 31, 2008
Assets held for sale
Cash and cash equivalents	$312,000	$312,000
Other receivables	7,000	7,000

Total assets held for sale	$319,000	$319,000

Liabilities related to assets held for sale
Accounts payable	$838,000	$838,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	185,000	161,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,126,000	$2,102,000

        Per the American Institute of Certified Public Accountants Statements of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since complete conveyance of assets, final settlement with all creditors or court action granting HemaBio relief from any creditors' claims, has not been obtained, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

Note 4—Line of Credit and Notes Payable

        Until April 10, 2008, the Company's senior secured credit facility was with Comerica Bank ("Comerica"). The Comerica credit facility was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. From September 30, 2007 until April 10, 2008, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of June 30, 2009, the interest rate on the Wells Fargo working capital line of credit was 3.00% and the interest rate on the Wells Fargo capital expenditure line of credit was 3.25%. The Wells Agreement also requires minimum monthly interest of $14,000. In addition, as of June 30, 2009, the Company had utilized $497,000 of the Wells Fargo working capital line of credit and $87,000 of the capital expenditure line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2009, the Company was in compliance with all of the covenants in the Wells Agreement.

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

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company.

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

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 and $25,000 for the three and six months ended June 30, 2009.

        The foregoing descriptions of the notes, the Comerica credit facility and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of June 30, 2009, HemaBio's default on the notes to Drs. Feldman and Raben remains unresolved.

Note 5—Shareholders' Equity

        The Company recognizes share-based compensation expense per SFAS 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the

Company's consolidated financial statements. Per SFAS 123R, the Company recognizes share-based compensation expense for all share-based payments granted prior to June 30, 2009, based on the grant date fair value estimated in accordance with SFAS 123R. For the three and six months ended June 30, 2009, the Company recognized an increase of $30,000 and $84,000 in share-based compensation costs per SFAS 123R, including $9,000 and $20,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

        The following summarizes the activity of the Company's stock options for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2009	1,641,000	$1.23
Granted	155,000	0.32
Exercised	—	—
Cancelled or expired	(76,000)	0.74
Forfeited	—	—

Outstanding at June 30, 2009	1,720,000	$1.17	6.4

Exercisable at June 30, 2009	1,349,500	$1.31	5.6

        The following summarizes the activity of the Company's stock options that have not yet vested as of June 30, 2009:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2009	328,000	$0.77
Granted	155,000	0.30
Vested	(112,500)	0.70
Forfeited	—	—

Nonvested at June 30, 2009	370,500	$0.60

        The following summarizes the activity of the Company's restricted stock units for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price
Restricted Stock Units:
Outstanding at January 1, 2009	47,200	$0.00
Granted	—	—
Exercised	(47,200)	0.00
Canceled or expired	—	—

Outstanding at June 30, 2009	—	—

Exercisable at June 30, 2009	—	—

        The following summarizes the activity of the Company's restricted stock for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price
Restricted Stock:
Outstanding at January 1, 2009	115,385	$0.00
Granted	—	—
Exercised	(115,385)	0.00
Canceled or expired	—	—

Outstanding at June 30, 2009	—	—

Exercisable at June 30, 2009	—	—

        As of June 30, 2009, there was $150,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total measurement fair value of shares vested during the six months ended June 30, 2009 was $17,000.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Weighted average fair value at date of grant for share-based payments awarded during the period	$0.35	$0.30
Weighted average fair value at date of grant for share-based payments vested during the period	0.43	0.69
Risk-free interest rates	3.3%	1.5%
Expected stock price volatility	156.2%	157.7%
Expected dividend yield	0%	0%
Expected forfeitures	29.5%	29.5%

        Starting in the first quarter of 2008, the Company no longer assumes a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

        The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company's continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company's common stock have been reserved for issuance under the 2006 Plan. As of June 30, 2009, the Company had utilized 907,585 of the shares reserved under the 2006 Plan, and 292,415 shares remain available. Awards may be granted to any employee, director or consultant, or those of the Company's affiliates.

        Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan ("1996 Plan"). The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Note 6—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Continuing Operations
Net income	$369,000	$165,000	$450,000	$252,000

Weighted average shares outstanding	10,028,000	9,635,000	9,966,000	9,272,000
Net effect of dilutive options and warrants	81,000	19,000	64,000	11,000

Diluted shares outstanding	10,109,000	9,654,000	10,030,000	9,283,000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Discontinued Operations
Net (loss) income	$(12,000)	$263,000	$(25,000)	$263,000

Weighted average shares outstanding	10,028,000	9,635,000	9,966,000	9,272,000
Net effect of dilutive options and warrants	81,000	19,000	64,000	11,000

Diluted shares outstanding	10,109,000	9,654,000	10,030,000	9,283,000

        Options outstanding representing 1,385,000 and 1,395,000 shares of common stock for the three and six months ended June 30, 2009, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

        Options and restricted stock units outstanding of 1,445,000 shares of common stock for the three and six months ended June 30, 2008 have been excluded from the above calculation because their effect would have been anti-dilutive.

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

        Based on management's analysis of the Company's recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of June 30, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first six months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

        The Company uses the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. SFAS 123R creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $84,000 in compensation expense related to SFAS 123R in the six months ended June 30, 2009. As a result of the temporary difference created, the Company's deferred tax asset balance increased $21,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

Note 8—Business Segments

        HemaCare operates two business segments as follows:

  •
  Blood Products—Collection, processing, purchasing and distribution of blood products and donor testing.

  •
  Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

        There were no intersegment revenues for the three month period ended June 30, 2009.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1—Financial Statements" above.

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

General

        HemaCare Corporation ("HemaCare" or the "Company") provides customized delivery of blood products and services. The Company collects, processes, purchases and distributes blood products to hospitals and research related organizations. The Company operates and manages donor centers and mobile donor vehicles to collect transfusable blood products from donors. In addition, the Company purchases blood products from other blood suppliers. The Company also provides blood related services, principally therapeutic apheresis procedures, stem cell collection and other blood treatments to patients with a variety of disorders. Blood related therapeutic services are usually provided to hospitals under contract as an outside purchased service.

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

Results of Operations

  Three months ended June 30, 2009 compared to the three months ended June 30, 2008

  Overview

        The Company's continuing operations generated $10,029,000 in revenue for the three months ended June 30, 2009, compared to $9,562,000 in the same period of 2008, representing an increase of $467,000, or 5%. Blood products revenue increased $778,000, or 11%, while blood services revenue decreased $311,000, or 14%.

        Gross profit from continuing operations for the three months ended June 30, 2009 increased $249,000, or 14%, to $2,034,000 compared to $1,785,000 for the same period of 2008. This increase is comprised of a $443,000 increase, or 40%, in gross profit for the blood products business segment, and a $194,000 decrease, or 29%, in gross profit for the blood services business segment. The gross profit as a percentage of revenue increased to 20% in the second quarter of 2009 compared to 19% for the same period of 2008.

        General and administrative expenses increased 6.7% to $1,617,000 for the second quarter of 2009 from $1,515,000 in the same period of 2008.

        The Company did not record any other income in the second quarter of 2009, although $65,000 was recorded in the same period of 2008 due to a customer refund associated with revenue recognized in a prior year.

        The Company recorded $48,000 to the provision for income taxes for the three month period ended June 30, 2009, whereas the Company recorded $40,000 to the provision for the same three month period of 2008.

        Income from continuing operations increased $204,000, or 124%, to $369,000 in the second quarter of 2009, compared to $165,000 for the same period of 2008.

        Discontinued operations generated a loss of $12,000 in the second quarter of 2009 compared to income of $263,000 in the second quarter of 2008.

        Net income for the three months ended June 30, 2009 decreased $71,000, or 16.6%, to $357,000 compared to $428,000 for the same period of 2008.

  Blood Products

        For this business segment, the following table summarizes the revenue and gross profit for the three months ended June 30, 2009 and 2008:

Blood Products

For the Three Months Ended June 30,

	2009	2008	Variance $	Variance %
Revenue	$8,167,000	$7,389,000	$778,000	11%
Gross Profit	$1,557,000	$1,114,000	$443,000	40%
Gross Profit %	19%	15%

        The 11% increase in revenue is primarily attributable to an increase in donor center revenue as a result of enhanced donor recruitment efforts, as well as expanded collection of autologous and directed blood products, and increasing production of red cell products as a result of enhanced mobile drive recruitment efforts. Finally, revenue from the sale of purchased blood products also increased is the result of improved availability of blood products enabling the Company to satisfy customer demand which exceeded the Company's collections during the quarter.

        The 40% increase in gross profit is primarily the result of improved efficiencies derived from greater utilization of the Company's blood collection capacity.

  Blood Services

        For the blood services business segment, the revenue and gross profit for the three months ended June 30, 2009 and 2008 is summarized on the following table:

Blood Services

For the Three Months Ended June 30,

	2009	2008	Variance $	Variance %
Revenue	$1,862,000	$2,173,000	$(311,000)	(14)%
Gross Profit	$477,000	$671,000	$(194,000)	(29)%
Gross Profit %	26%	31%

        The 14% decrease in revenue is primarily due to competition from another service provider. Revenue per procedure remained stable compared to the same period of 2008.

        The decrease in gross profit percentage is partially due to a change in procedure mix to lower margin photopheresis procedures.

  General and Administrative Expenses

        General and administrative expenses for the three months ended June 30, 2009 and 2008 are summarized on the following table:

G&A Expenses

For the Three Months Ended June 30,

2009	2008	Variance $	Variance %
$1,617,000	$1,515,000	$102,000	7%

        The 7% increase in general and administrative expenses in the quarter is primarily the result of a $121,000 increase in bonus accrual and a $44,000 increase in the cost of outside services and temporary personnel. These increases in general and administrative expenses were offset by a $40,000 decrease in bad debt expense and a $34,000 decrease in officer salaries.

        The increase in the bonus accrual is the result of the overall improvement in the profitability of the Company compared to the same period in 2008. The increase in the cost of outside services and temporary personnel is primarily due to a $23,000 increase in professional fees associated with the Company's compliance with the Sarbanes-Oxley Act, a $12,000 increase in legal fees and a $12,000 increase in director fees. The decrease in bad debt expense is the result of an improvement in the age of the Company's receivables directly related to enhancements in the Company's collection efforts. The decrease in officer salary expense is the result of changes in executive management, specifically the appointment of John Doumitt, who was an executive of the Company during the second quarter of 2008, as the Company's Chief Executive Officer late in 2008.

        For the second quarters of both 2009 and 2008 the general and administrative expenses represented 16% of revenue.

  Six months ended June 30, 2009 compared to the six months ended June 30, 2008

  Overview

        The Company's continuing operations generated $19,739,000 in revenue in the first six months of 2009, compared to $18,168,000 in the same period of 2008, representing an increase of $1,571,000, or 9%. Blood products revenue increased $1,965,000, or 14%, while blood services revenue decreased $394,000, or 10%.

        Gross profit from continuing operations in the first half of 2009 increased $284,000, or 9%, to $3,571,000 compared to $3,287,000 for the same period of 2008. This increase is comprised of $597,000 increase, or 29%, in gross profit for the blood products business segment, and $313,000 decrease, or 25%, in gross profit for the blood services business segment. The gross profit percentage remained steady at 18% for both the first half of 2009 and 2008.

        General and administrative expenses increased $146,000, or 5%, from $2,925,000 in the first six months of 2008, to $3,071,000 during the first six months of 2009.

        The Company did not record any other income in the first six months of 2009, although $65,000 was recorded in the same period of 2008 due to a customer refund associated with revenue recognized in a prior year.

        The Company recorded $50,000 in the provision for income taxes for the six month period ended June 30, 2009, whereas the Company recorded $45,000 in the provision for the same six month period of 2008.

        Income from continuing operations increased $198,000, or 78.6%, to $450,000 in the first six months of 2009 compared to $252,000 for the same period in 2008.

        Discontinued operations generated a loss of $25,000 in the first six months of 2009, compared to income of $263,000 in the same period of 2008.

        Net income for the six month period ended June 30, 2009 decreased $90,000, or 17.5%, to $425,000, compared to $515,000 for the same period of 2008.

  Blood Products

        For this business segment, the following table summarizes the revenue and gross profit for the six months ended June 30, 2009 and 2008:

Blood Products

For the Six Months Ended June 30,

	2009	2008	Variance $	Variance %
Revenue	$16,025,000	$14,060,000	$1,965,000	14%
Gross Profit	$2,628,000	$2,031,000	$597,000	29%
Gross Profit %	16%	14%

        The 14% increase in revenue is primarily attributable to an increase in donor center revenue as a result of enhanced donor recruitment efforts, and expanded collections of autologous and directed blood products. In addition, revenue from the sale of red cell products collected at mobile drives increased mostly as a result of improved blood drive sponsor recruitment strategies. Finally, revenue from purchased blood products also increased as a result of the improved availability of blood products enabling the Company to satisfy customer demand which exceeded the Company's collections during the period.

        The 29% increase in gross profit is primarily the result of improved efficiencies derived from the greater utilization of the Company's collection capacity

  Blood Services

        For the blood services business segment, the revenue and gross profit for the six months ended June 30, 2009 and 2008 is summarized on the following table:

Blood Services

For the Six Months Ended June 30,

	2009	2008	Variance $	Variance %
Revenue	$3,714,000	$4,108,000	$(394,000)	(10)%
Gross Profit	$943,000	$1,256,000	$(313,000)	(25)%
Gross Profit %	25%	31%

        The 10% decrease in revenue is primarily due to competition from another service provider. Average revenue per procedure remained unchanged compared to the prior year.

        The decrease in gross profit is partially attributable to a change in procedure mix to lower margin procedures, such as photopheresis procedures.

  General and Administrative Expenses

        General and administrative expenses for the six months ended June 30, 2009 and 2008 is summarized on the following table:

General & Administrative Expenses

For the Six Months Ended June 30,

2009	2008	Variance $	Variance %
$3,071,000	$2,925,000	$146,000	5%

        The 5% increase in general and administrative expenses in the period is primarily the result of a $162,000 increase in the cost of outside services and temporary personnel, an $88,000 increase in accrued management bonuses, a $38,000 increase in bank service charges, and a $26,000 increase in the cost of share based compensation. These increases in general and administrative expenses were partially offset by a $101,000 decrease in officer salaries and a $74,000 decrease in bad debt expense.

        The increase in the cost of outside services and temporary personnel is primarily from $92,000 paid for consultants to assist the Company in fulfilling the requirements of the Sarbanes-Oxley Act. Additionally there was a $32,000 increase in professional fees as a result of the auditing requirements of the Act. The increase in bank charges is the result of the change in the Company's banking relationships to Wells Fargo Bank from Comerica Bank that occurred in the second quarter of 2008. The increase in share based compensation expense is the result of the forfeiture rate true-up associated with the final vesting of stock options in the first half of 2009 that were granted when the market value of the Company stock was significantly higher. The decrease in officer salary expense is the result of changes in executive management, specifically the appointment of John Doumitt, who was an executive of the Company during the first half of 2008, as the Company's Chief Executive Officer in late 2008. The decrease in bad debt expense is the result of an improvement in the age of the Company's receivables directly related to enhancements in the Company's collection efforts.

        For the first six months of 2009 and 2008, general and administrative expenses represented 16% of revenue.

  Income Taxes

        The Company recorded $50,000 to the income tax provision in the six months ended June 30, 2009, compared to $45,000 for the same period in 2008. Since the Company continues to benefit from net operating loss carryforwards for Federal income taxes, all of the provision represents various state and local taxes management estimates the Company will pay as a result of the profits earned in the first half of 2009. The Company recorded a 100% valuation reserve against its deferred tax assets as of June 30, 2009 and 2008 respectively.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first three and six months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

        The Company uses the fair value recognition provisions of SFAS 123R pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under SFAS 123R is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $84,000 in compensation expense related to SFAS 123R in the first six months of 2009. As a result of the temporary difference created, the Company's deferred tax asset balance increased $21,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

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

  Accounting for Share-Based Incentive Programs

        In the first six months of 2009, the Company recognized compensation expense related to stock options, restricted stock units and restricted stock granted to employees based on the cost for all share-based payments granted prior to June 30, 2009, based on the grant date fair value estimated in accordance with SFAS 123R, adjusted for an estimated future forfeiture rate.

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

Liquidity and Capital Resources

        As of June 30, 2009, the Company's cash and cash equivalents for continuing operations were $894,000, and the Company's working capital for continuing operations was $3,204,000.

        Until April 10, 2008, the Company's senior secured credit facility was with Comerica Bank ("Comerica"). The Comerica credit facility was collateralized by substantially all of the Company's assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company's indebtedness to Comerica immediately due and payable. From September 30, 2007 and until April 10, 2008, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of June 30, 2009, the interest rate on the Wells Fargo working capital line of credit was 3.00% and the interest rate on the Wells Fargo capital expenditure line of credit was 3.25%. The Wells Agreement also requires minimum monthly interest payments of $14,000. In addition, as of June 30, 2009, the Company had utilized $497,000 of the Wells Fargo working capital line of credit and $87,000 of the capital expenditure line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of June 30, 2009, the Company was in compliance with all of the covenants in the Wells Agreement.

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

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Mauro and Adia in exchange for (i) Mauro and Adia's cancellation of promissory notes and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Mauro and Adia of $50,000 to the Company.

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

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 and $25,000 for the three and six months ended June 30, 2009.

        The foregoing descriptions of the notes, the Comerica credit facility and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of June 30, 2009, HemaBio's default on the notes to Drs. Feldman and Raben remains unresolved.

        Future minimum payments, including amounts in discontinued operations, under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$5,292,000	$401,000	$1,632,000	$1,233,000	$2,026,000
Notes payable	1,083,000	1,013,000	62,000	8,000	—

Totals	$6,375,000	$1,414,000	$1,694,000	$1,241,000	$2,026,000

        For the six months ended on June 30, 2009, cash provided by operating activities was $2,199,000, compared to $748,000 for the six months ended June 30, 2008. The increase of $1,451,000 in cash provided between the two periods is primarily due to a decrease in accounts receivable of $1,206,000 compared with a $250,000 increase for the same period of 2008. HemaCare's days sales outstanding stood at 44 days as of June 30, 2009, compared to 56 days as of December 31, 2008. Management's focus on collections and monitoring the financial health of the Company's customers, contributed to this improvement during the first six months of 2009. A decrease in inventories, supplies and prepaid expenses of $32,000 in the period, compared to an increase of $292,000 in the same period of 2008, along with a decrease in accounts payable, accrued expenses and other liabilities of $84,000 in the first six months of 2009, compared to an increase of $500,000 in the same period of 2008, are additional components of the increase in cash provided by operating activities in the first six months of 2009.

        For the six months ended June 30, 2009, net cash used in investing activities was $321,000, compared to $220,000 for the same period in 2008. The difference of $101,000 is due to purchases of blood collection equipment and investments to implement the Company's information technology project.

        For the six months ended June 30, 2009, net cash used in financing activities was $1,887,000, compared to $759,000 for the same period of 2008. The increase in cash used of $1,128,000 was due in part to the Company paying down $1,887,000 of the senior secured line of credit in the first six months of 2009, compared with $1,025,000 during the first six months of 2008. Additionally, the Company received proceeds from the sale of common stock to officers and directors in the amount of $222,000 in the first six months of 2008 which did not occur in the first six months of 2009.

        For discontinued operations, there was no change in cash during the first six months of 2009, compared with $573,000 provided by operating activities in the same period of 2008, when HemaBio's assets were being liquidated.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the FDA provided the Company with a list of observations of regulatory issues, but took no further regulatory action. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues. The Company believes that its response and actions taken to address the FDA observations are sufficient that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. In July 2009, the AABB announced that member organizations who fail to convert to ISBT 128 by November 1, 2009 will be subject to a change in their accreditation status to "conditional". The Company is planning to convert to ISBT 128 by November 1, 2009; however, if unsuccessful, the change in the Company's AABB accreditation status could impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

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

        The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with existing regulations. Such a finding could materially harm the Company's business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future.

Federal legislative proposals relating to the provision of health care may have a material effect on the Company

        There are complex legislative proposals pending in the United States Congress relating to health care insurance coverage, cost containment and payments. It is not possible at this time to evaluate whether there will be a material impact on the Company's operations or profitability from any final legislative enactments in this area, nor from any regulatory actions pursuant to any such legislation.

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment. As of June 30, 2009, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

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

Pandemic or epidemic outbreak of disease could significantly impact blood donations and have a material adverse impact on profitability

        If swine flu, avian flu, or other disease, were to develop into a worldwide pandemic, or epidemic in one or more of the regions in which the Company operates, the portion of the public that typically donates blood to the Company may be unable, or unwilling to donate, thereby significantly reducing the availability of blood that the Company relies upon to manufacture blood products. In addition, even if suspected diseases prove to be no more virulent than other more common disease, the heightened fear among the public resulting from widespread media coverage may result in dramatic decline in donations. Moreover, if a significant portion of the Company's workforce becomes ill, is required to stay home to care for ill family members, or is required to stay home in connection with social distancing programs intended to minimize disease transmission, the Company's operations could be significantly disrupted, which could have a material adverse impact on the Company's profitability.

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

        In addition, the Board of Directors has adopted a Shareholder's Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of the Company's Shareholders' Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders' Rights Plan may inhibit a change in control and, therefore, may materially adversely impact the shareholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction. For a description of the Shareholders' Rights Plan, see the Company's Current Report on Form 8-K filed with the SEC on March 20, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2009, the Company has $500,000 of debt in the form of notes payable with fixed interest rates. As of June 30, 2009, the Company has $497,000 outstanding on the working capital line of credit with Wells Fargo and $87,000 outstanding on the capital expenditure line of credit both of which are based on a variable interest rate linked to the Wells Fargo prime interest rate. Accordingly, the Company's interest rate expense will fluctuate with changes in the Wells Fargo prime rate. If interest rates increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $6,000; however, the Wells Agreement requires minimum monthly interest of $14,000. Therefore, the Company's risk to interest rate changes for the Wells Fargo credit line requires that the Company utilize a sufficient amount of the line to cause the calculated interest expense to exceed the minimum requirement.

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

  (d)
  Changes in Internal Control Over Financial Reporting

        Other than the remedial actions discussed in the preceding section (c), there was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended June 30, 2009 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment. As of June 30, 2009, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the FDA provided the Company with a list of observations of regulatory issues, but took no further regulatory action. The Company believes it has either adequately addressed the issues raised by the FDA, or is in the process of addressing these issues. The Company believes that its response and actions taken to address the FDA observations are sufficient that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. The AABB has indicated that member organizations who fail to convert to ISBT 128 by November 1, 2009 will be subject to a change to "provisional" accreditation. The Company is planning to convert to ISBT 128 by November 1, 2009; however, if unsuccessful, the change in the Company's accreditation status could impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

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

        The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with existing regulations. Such a finding could materially harm the Company's business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future.

Federal legislative proposals relating to the provision of health care may have a material effect on the Company

        There are complex legislative proposals pending in the United States Congress relating to health care insurance coverage, cost containment and payments. It is not possible at this time to evaluate whether there will be a material impact on the Company's operations or profitability from any final legislative enactments in this area, nor from any regulatory actions pursuant to any such legislation.

Pandemic or epidemic outbreak of disease could significantly impact blood donations and have a material adverse impact on profitability

        If swine flu, avian flu, or other disease, were to develop into a worldwide pandemic, or epidemic in one or more of the regions in which the Company operates, the portion of the public that typically donates blood to the Company may be unable, or unwilling to donate, thereby significantly reducing the availability of blood that the Company relies upon to manufacture blood products. In addition, even suspected diseases prove to be no more virulent than other more common disease, the heightened fear among the public resulting from widespread media coverage may result in dramatic decline in donations. Moreover, if a significant portion of the Company's workforce becomes ill, is required to stay home to care for ill family members, or is required to stay home in connection with social distancing programs intended to minimize disease transmission, the Company's operations could be significantly disrupted, which could have a material adverse impact on the Company's profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Wells Agreement requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

  a.
  The Company's Annual Meeting of Shareholders (the "Meeting") was held on May 27, 2009.

  b.
  The following table shows the tabulation of votes for all matters put to vote at the Meeting:

Matters Put to Vote		For	Against	Withheld
1.	Election of Six Directors
	Julian L. Steffenhagen	7,896,494	N/A	117,560
	Steven B. Gerber, M.D	7,898,644	N/A	115,410
	Teresa S. Sligh, M.D.	7,499,065	N/A	514,989
	Terry Van Der Tuuk	7,898,394	N/A	115,660
	John P. Doumitt	7,251,311	N/A	115,660
	Robert S. Chilton	7,893,542	N/A	120,512
2.	Ratification of the Appointment of Stonefield Josephson, Inc. as the Company's Independent Registered Accounting Firm for the fiscal year ending December 31, 2009	7,951,822	20,240	41,992

Item 5.    Other Information

        None.

Item 6.    Exhibits

  a.
  Exhibits

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
3.3	First Amendment to Credit and Security Agreement among HemaCare Corporation and Coral Blood Services, Inc. and Wells Fargo Bank, dated August 13, 2009.

3.4	Second Amendment to Credit and Security Agreement among HemaCare Corporation and Coral Blood Services, Inc. and Wells Fargo Bank, dated August 13, 2009.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
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

Date	August 13, 2009	HEMACARE CORPORATION (Registrant)
		By:	/s/ JOHN DOUMITT John Doumitt, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
3.3	First Amendment to Credit and Security Agreement among HemaCare Corporation and Coral Blood Services, Inc. and Wells Fargo Bank, dated August 13, 2009.
3.4	Second Amendment to Credit and Security Agreement among HemaCare Corporation and Coral Blood Services, Inc. and Wells Fargo Bank, dated August 13, 2009.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
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