Form 10-Q
period 2009-09-30
HEMACARE CORP /CA/
filed 2009-11-12
CIK 801748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        As of November 6, 2009, 10,049,539 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,325,000	$903,000
Accounts receivable, net of allowance for doubtful accounts of $167,000 in 2009 and $226,000 in 2008	3,888,000	6,051,000
Product inventories and supplies	1,203,000	1,166,000
Prepaid expenses	666,000	704,000
Assets held for sale	319,000	319,000
Other receivables	81,000	58,000

Total current assets	7,482,000	9,201,000
Plant and equipment, net of accumulated depreciation and amortization of $6,385,000 in 2009 and $5,650,000 in 2008	4,207,000	4,417,000
Other assets	85,000	78,000

Total assets	$11,774,000	$13,696,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,917,000	$2,823,000
Accrued payroll and payroll taxes	1,083,000	784,000
Other accrued expenses	254,000	333,000
Liabilities related to assets held for sale	2,139,000	2,102,000
Current obligation under notes payable	416,000	2,471,000

Total current liabilities	5,809,000	8,513,000

Deferred rent	612,000	645,000
Long-term obligation under notes payable	47,000	—

Shareholders' equity:
Common stock, no par value—20,000,000 shares authorized, 10,049,539 issued and outstanding in 2009 and 9,886,955 in 2008	16,312,000	16,204,000
Accumulated deficit	(11,006,000)	(11,666,000)

Total shareholders' equity	5,306,000	4,538,000

Total liabilities and shareholders' equity	$11,774,000	$13,696,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Blood products	$6,308,000	$7,573,000	$22,332,000	$21,632,000
Blood services	2,093,000	1,901,000	5,808,000	6,010,000

Total revenue	8,401,000	9,474,000	28,140,000	27,642,000
Operating costs and expenses
Blood products	5,467,000	6,487,000	18,862,000	18,517,000
Blood services	1,481,000	1,476,000	4,251,000	4,328,000

Total operating costs and expenses	6,948,000	7,963,000	23,113,000	22,845,000
Gross profit	1,453,000	1,511,000	5,027,000	4,797,000
General and administrative expenses	1,295,000	1,452,000	4,368,000	4,375,000

Income from operations	158,000	59,000	659,000	422,000
Other income	—	396,000	—	331,000

Income before income taxes	158,000	455,000	659,000	753,000
(Benefit from) provision for income taxes	(88,000)	—	(38,000)	45,000

Income from continuing operations	246,000	455,000	697,000	708,000

Discontinued Operations:
(Loss) income from discontinued operations	(13,000)	(170,000)	(37,000)	92,000

Net income	$233,000	$285,000	$660,000	$800,000

Income (loss) per share
Basic
Continuing operations	$0.02	$0.05	$0.07	$0.08

Discontinued operations	$—	$(0.02)	$—	$0.01

Total	$0.02	$0.03	$0.07	$0.08

Diluted
Continuing operations	$0.02	$0.05	$0.07	$0.07

Discontinued operations	$—	$(0.02)	$—	$0.01

Total	$0.02	$0.03	$0.07	$0.08

Weighted average shares outstanding—basic	10,050,000	9,696,000	9,994,000	9,415,000

Weighted average shares outstanding—diluted	10,257,000	9,942,000	10,086,000	9,588,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$660,000	$800,000
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	37,000	(92,000)
Recovery of bad debts	(44,000)	(72,000)
Depreciation and amortization	770,000	753,000
Loss on disposal of assets	3,000	3,000
Share-based compensation	108,000	97,000
Gain on transfer of common stock	—	(126,000)
Discharge of debt and related accrued interest	—	(242,000)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,207,000	(1,060,000)
Decrease (increase) in inventories, supplies and prepaid expenses	1,000	(337,000)
(Increase) decrease in other receivables	(23,000)	24,000
(Increase) decrease in other assets	(7,000)	6,000
(Decrease) increase in accounts payable, accrued payroll, accrued expenses expenses and deferred rent	(719,000)	285,000

Net cash provided by operating activities	2,993,000	39,000
Cash flows from investing activities:
Proceeds from the sale of plant and equipment	8,000	—
Purchases of plant and equipment	(571,000)	(451,000)

Net cash used in investing activities	(563,000)	(451,000)
Cash flows from financing activities:
Proceeds from sale of common stock	—	433,000
Proceeds from the exercise of stock options	—	44,000
Principal payments on notes payable	(2,008,000)	(426,000)

Net cash (used in) provided by financing activities	(2,008,000)	51,000

Net cash provided by (used in) continuing operations	422,000	(361,000)
Cash Flows—Discontinued Operations
Net cash provided by operating activities	—	368,000

Net cash provided by discontinued operations	—	368,000

Increase in cash and cash equivalents	422,000	7,000
Cash and cash equivalents at beginning of period	1,215,000	556,000

Cash and cash equivalents at end of period	1,637,000	563,000

Cash and cash equivalents—Continuing operations	1,325,000	59,000
Cash and cash equivalents—Assets held for sale	312,000	504,000

Total cash and cash equivalents	$1,637,000	$563,000

Supplemental disclosure:
Interest paid	$112,000	$118,000

Income taxes (refunded) paid	$(12,000)	$22,000

Supplemental disclosure of non-cash activities
Transfer of common stock due to settlement of litigation	—	$(126,000)

Reduction in notes payable and related accrued interest due to settlement of litigation	—	$(242,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

        In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, the results of its operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States ("GAAP").

        These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2009, which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2008 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2008 as described in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2009. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

        Inventories and Supplies:    Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for continuing operations or discontinued operations as of September 30, 2009 or as of December 31, 2008.

        Financial Instruments:    On January 1, 2009, the Company adopted all of the provisions of Financial Accounting Standards Board Accounting Standards Codification, ("ASC"). ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The full adoption of ASC 820 did not have a material impact on the Company's financial statements.

        Share-Based Compensation:    As per the ASC Topics 505 and 718, Equity and Stock Based Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred. The Company's assessment of the estimated fair value of share-based payments is impacted by the price of the Company's stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management calculated fair value based on fair value of the stock at the date of issuance for restricted stock and restricted stock units. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement.

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

        The Company currently uses the 2006 Equity Incentive Plan ("2006 Plan"), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 18, 2009 meeting of the Board of Directors, the non-employee directors were awarded, per the Company's director compensation policy, their 2009 annual stock option grants utilizing the closing stock price on March 18, 2009, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $9,000 and $29,000 of share-based compensation for the three and nine months ended September 30, 2009, respectively, utilizing the Black-Scholes valuation model.

        Income Taxes:    The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. As per the ASC Topic 740, Income Taxes, the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit within the tax provision in the statements of operations.

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that a selection of different input variables could produce a materially different estimate of the provision, asset, liability and valuation allowance.

        Based on management's analysis of the Company's recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of September 30, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first nine months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

CONCENTRATION OF CREDIT RISK

        The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2009, excluding cash included in assets held for sale, the Company had uninsured cash and cash equivalents of $979,000. On December 31, 2008, the Company's uninsured cash and cash equivalents were $712,000, excluding cash included in assets held for sale.

RECENT ACCOUNTING PRONOUNCEMENTS

        ASC Topic 320, Subtopic 10, Investments—Debt and Equity Securities—Overall, which addresses the former Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. Financial Accounting Standard ("FAS") 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This ASC is effective for interim and annual periods ending after September 15, 2009. The implementation of this ASC did not have a material impact on the Company's consolidated financial statements.

        ASC Topic 820 Subtopic 10, Fair Value Measurements and Disclosures—Overall, ("ASC 820-10") Paragragh 65 relating to the former FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, issued in April, 2009 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This ASC is effective for interim and annual periods ending after September 15, 2009. The implementation of this did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued ASC Topic 855 Subtopic 10, Subsequent Events—Overall, formerly Statement of Financial Accounting Standard ("SFAS") No. 165, Subsequent Events. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after September 15, 2009. The implementation of this standard did not have a material impact on the financial statements of the Company. Subsequent events through the filing date of this Quarterly Report on Form 10-Q have been evaluated for disclosure and recognition.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value ("ASU 2009-05"). The objective of ASU 2009-05 is to clarify how entities should estimate the fair value of liabilities under the ASC 820. ASU 2009-05 provides amendments to ASC 820-10, for the fair value measurement of liabilities. This ASU is effective for first reporting period, including interim periods, beginning after issuance. The implementation of this standard did not have a material impact on the financial statements of the Company.

        In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2009-12"). ASU 2009-12 provides amendments to ASC 820-10, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in ASU 2009-12:

  •
  Create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date.

  •
  Require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.

  •
  Improve financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.

  •
  Improve transparency by requiring additional disclosures about investments in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net asset value per share.

        The adoption of this standard has no impact on the Company's financial position, results of operation or cash flows.

        In September 2009, the FASB issued ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("ASU 2009-01"), formerly SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing financial statement disclosures, but will have no impact on the Company's financial position, results of operation or cash flows.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS No. 166). SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt, and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual report and for interim and annual reporting periods thereafter. As of the date of the filing of this quarterly 10Q, SFAS No. 166 has not yet been added into the ASC. The adoption of this standard will have no impact on the Company's financial position, results of operations or cash flows.

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

        Inventories are comprised of the following as of:

	September 30, 2009	December 31, 2008
Supplies	$699,000	$761,000
Blood products	504,000	405,000

Total	$1,203,000	$1,166,000

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

        Per GAAP, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of September 30, 2009 and December 31, 2008:

HEMACARE BIOSCIENCE, INC

Discontinued Operations

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets held for sale:
Cash and cash equivalents	$312,000	$312,000
Other receivables	7,000	7,000

Total assets held for sale	$319,000	$319,000

Liabilities related to assets held for sale:
Accounts payable	$838,000	$838,000
Accrued payroll and payroll taxes	603,000	603,000
Other accrued expenses	198,000	161,000
Current obligations under notes payable	500,000	500,000

Total liabilities related to assets held for sale	$2,139,000	$2,102,000

        Per GAAP, an entity in some form of reorganization, such as the assignment for benefit of creditors action filed for HemaBio in Florida, shall not recognize any gain from the relief of any obligation until relief is ordered by the courts, or a settlement of creditors is finalized. Since complete conveyance of assets, final settlement with all creditors or court action granting HemaBio relief from any creditors' claims, has not been obtained, HemaBio's liabilities remain, and will remain, recorded at full value on the financial statements of the Company as "liabilities related to assets held for sale" until such conveyance, settlement or court action is complete.

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

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of September 30,

2009, the interest rate on the Wells Fargo working capital line of credit was 3.00% and the interest rate on the Wells Fargo capital expenditure line of credit was 3.25%. The Wells Agreement also requires minimum monthly interest of $14,000. In addition, as of September 30, 2009, the Company had utilized $385,000 of the Wells Fargo working capital line of credit and $78,000 of the capital expenditure line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2009, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to pay in full the outstanding debt obligation to Comerica. In exchange, the Company and Comerica terminated the Comerica credit facility, and Comerica released the security interest in the Company's assets.

        As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, was secured by all of the assets of HemaBio, and was subordinate to Comerica. The second note for $46,200 for the benefit of Valentin Adia required four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. This note paid interest at 5% annually, was also secured by all of the assets of HemaBio, and was subordinate to Comerica.

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

        Disputes arose between the Company and Messrs. Mauro and Adia pertaining to the Company's acquisition of HemaBio, and their management of HemaBio after the acquisition. The dispute led to the filing of a lawsuit against Messrs. Mauro and Adia in the Los Angeles Superior Court (Case No. LC082173) (the "Lawsuit").

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Messrs. Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Messrs. Mauro and Adia in exchange for (i) Messrs. Mauro and Adia's cancellation of promissory notes and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Messrs. Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Messrs. Mauro and Adia of $50,000 to the Company.

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $396,000, which is reported on the Company's third quarter 2008 income statement as a component of other income.

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

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $13,000 and $37,000 for the three and nine months ended September 30, 2009.

        The foregoing descriptions of the notes, the Comerica credit facility and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of September 30, 2009, HemaBio's default on the notes to Drs. Feldman and Raben remains unresolved.

Note 5—Shareholders' Equity

        The Company recognizes share-based compensation expense as required by ASC Topics 505 and 718, Equity and Stock Based Compensation. The measurement objective for equity instruments awarded to employees is to estimate the grant-date fair value of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. That estimate is based on the share price and other pertinent factors (at the grant date and is not remeasured in subsequent periods under the fair-value-based method. This topic requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This topic establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. For the three and nine months ended September 30, 2009, the Company recognized an increase of $25,000 and $108,000 in share-based compensation costs including $9,000 and $29,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

        The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2009	1,641,000	$1.23
Granted	165,000	0.32
Exercised	—	—
Cancelled or expired	(76,000)	0.74
Forfeited	—	—

Outstanding at September 30, 2009	1,730,000	$1.17	6.1

Exercisable at September 30, 2009	1,380,750	$1.29	5.5

        The following summarizes the activity of the Company's stock options that have not yet vested as of September 30, 2009:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2009	328,000	$0.77
Granted	165,000	0.30
Vested	(143,750)	0.61
Forfeited	—	—

Nonvested at September 30, 2009	349,250	$0.62

        The following summarizes the activity of the Company's restricted stock units for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
Restricted Stock Units:
Outstanding at January 1, 2009	47,200	$0.00
Granted	—	—
Exercised	(47,200)	0.00
Cancelled or expired	—	—

Outstanding at September 30, 2009	—	—

Exercisable at September 30, 2009	—	—

        The following summarizes the activity of the Company's restricted stock for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
Restricted Stock:
Outstanding at January 1, 2009	115,385	$0.00
Granted	—	—
Exercised	(115,385)	0.00
Cancelled or expired	—	—

Outstanding at September 30, 2009	—	—

Exercisable at September 30, 2009	—	—

        As of September 30, 2009, there was $128,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total measurement fair value of shares vested during the nine months ended September 30, 2009 was $88,000.

        The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Weighted average fair value at date of grant for share-based payments awarded during the period	$0.35	$0.30
Weighted average fair value at date of grant for share-based payments vested during the period	0.29	0.61
Risk-free interest rates	3.1%	2.4%
Expected stock price volatility	156.4%	157.0%
Expected dividend yield	0%	0%
Expected forfeitures	29.5%	14.7%

        Starting in the first quarter of 2008, the Company no longer assumes a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

        The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company's continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 1,200,000 shares of the Company's common stock have been reserved for issuance under the 2006 Plan. As of September 30, 2009, the Company had utilized 917,585 of the shares reserved under the 2006 Plan, and 282,415 shares remain available. Awards may be granted to any employee, director or consultant of the Company or its subsidiaries, or those of the Company's affiliates.

        Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan ("1996 Plan"). The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Note 6—Earnings per Share

        The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Continuing Operations
Net income	$246,000	$455,000	$697,000	$708,000

Weighted average shares outstanding	10,050,000	9,696,000	9,994,000	9,415,000
Net effect of dilutive options and warrants	207,000	246,000	92,000	173,000

Diluted shares outstanding	10,257,000	9,942,000	10,086,000	9,588,000

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Discontinued Operations
Net (loss) income	$(13,000)	$(170,000)	$(37,000)	$92,000

Weighted average shares outstanding	10,050,000	9,696,000	9,994,000	9,415,000
Net effect of dilutive options and warrants	207,000	246,000	92,000	173,000

Diluted shares outstanding	10,257,000	9,942,000	10,086,000	9,588,000

        Options outstanding representing 1,240,000 and 1,385,000 shares of common stock for the three and nine months ended September 30, 2009, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

        Options and restricted stock units outstanding of 1,335,000 shares of common stock for the three and nine months ended September 30, 2008 have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 7—Provision for Income Taxes

        The process of preparing the financial statements includes estimating income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Per GAAP, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations. Significant management judgment is required to determine the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets.

        Based on management's analysis of the Company's recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of September 30, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first nine months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

        The Company uses the fair value recognition provisions of ASC Topics 505 and 718, Equity and Stock Based Compensation, which creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under this section is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $108,000 in share-based compensation expense in the nine months ended September 30, 2009. As a result of the temporary difference created, the Company's deferred tax asset balance increased $27,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

Note 8—Business Segments

        HemaCare operates in two business segments as follows:

  •
  Blood Products—Collection, processing, purchasing and distribution of blood products and donor testing.

  •
  Blood Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

        There were no intersegment revenues for the three or nine month periods ended September 30, 2009.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes provided under "Item 1—Financial Statements" above.

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

Results of Operations

  Three months ended September 30, 2009 compared to the three months ended September 30, 2008

  Overview

        The Company's continuing operations generated $8,401,000 in revenue for the three months ended September 30, 2009, compared to $9,474,000 in the same period of 2008, representing a decrease of $1,073,000, or 11%. Blood Products revenue decreased $1,265,000, or 17%, while Blood Services revenue increased $192,000, or 10%.

        Gross profit from continuing operations for the three months ended September 30, 2009 decreased $58,000, or 4%, to $1,453,000 compared to $1,511,000 for the same period of 2008. This decrease is comprised of a $245,000 decrease, or 23%, in gross profit for the Blood Products business segment, and a $187,000 increase, or 44%, in gross profit for the Blood Services business segment. The gross profit as a percentage of revenue increased to 17% in the third quarter of 2009 compared to 16% for the same period of 2008.

        General and administrative expenses decreased 11% to $1,295,000 for the third quarter of 2009 from $1,452,000 in the same period of 2008.

        The company reported income from operations of $158,000 for the third quarter of 2009 compared to $59,000 for the same quarter of 2008, an increase of $99,000 or 168%.

        The Company did not record any other income in the third quarter of 2009, although $396,000 was recorded in the same period of 2008 as a result of the settlement reached with the former owners of HemaBio.

        The Company recorded a $88,000 benefit from income taxes for the three month period ended September 30, 2009, whereas the Company recorded no tax provision for the same three month period of 2008.

        Income from continuing operations decreased $209,000, or 46%, to $246,000 in the third quarter of 2009, compared to $455,000 for the same period of 2008, which included a non-recurring gain of $396,000 reported as other income.

        Discontinued operations generated a loss of $13,000 in the third quarter of 2009 compared to a loss of $170,000 in the third quarter of 2008.

        Net income for the three months ended September 30, 2009 decreased $52,000, or 18%, to $233,000 compared to $285,000 for the same period of 2008, which included a non-recurring gain of $396,000 reported as other income for the three months ended September 30, 2008.

  Blood Products

        For this business segment, the following table summarizes the revenue and gross profit for the three months ended September 30, 2009 and 2008:

Blood Products

For the Three Months Ended September 30,

	2009	2008	Variance $	Variance %
Revenue	$6,308,000	$7,573,000	$(1,265,000)	(17)%
Gross Profit	841,000	1,086,000	(245,000)	(23)%
Gross Profit %	13%	14%

        The 17% decrease in revenue as well as the 23% decrease in gross profit is primarily attributable to a decrease in customer demand for the Company's red cell products. The supply of blood products in the United States has increased significantly over the past year due to the overall deterioration of economic conditions. Increasing unemployment, and reduced confidence in economic stability by those who are employed, has caused many to delay healthcare decisions until economic conditions improve. The blood products industry has not completely adjusted production in response to the decrease in demand. This situation has created an unprecedented surplus of supply in the United States. As a result, competition amongst blood product suppliers for market share has intensified.

        In those markets where the Company operates, competitors have engaged in aggressive campaigns to encourage the Company's customers to purchase product. Using substantial price reductions and volume commitments, the competition has succeeded in capturing several customers previously served by the Company. Most notably, the Company has become the secondary supplier of blood products to the County of Los Angeles, which previously was the Company's largest single customer.

        The Company has responded by re-engaging with customers by offering customized value added programs, and communicating these programs clearly so the customer recognizes the economic advantage of partnering with the Company. As a result, the Company has succeeded in retaining customers that were targeted for conversion by the competition, and has attracted new customers as well.

        Most of the reduction in revenue has been from reduced sales of purchased products that the Company acquires from other suppliers for resale to its customers. As customer demand decreased, the Company reduced the purchases of purchased products, relying mostly on the Company's own collected product to satisfy customer demand.

        The decrease in gross profit percentage from 14% to 13% is primarily the result of a reduction in efficiency due to a reduction in utilization of the Company's blood collection and distribution capacity as sales volume declines.

  Blood Services

        For the Blood Services business segment, the revenue and gross profit for the three months ended September 30, 2009 and 2008 is summarized on the following table:

Blood Services

For the Three Months Ended September 30,

	2009	2008	Variance $	Variance %
Revenue	$2,093,000	$1,901,000	$192,000	10%
Gross Profit	$612,000	$425,000	$187,000	44%
Gross Profit %	29%	22%

        The 10% increase in revenue is primarily due to a 35% increase in the number of procedures performed in the Company's California market. This increase is the result of the Company successfully implementing a strategy to improve service quality and communicating its value proposition to customers. Revenue per procedure remained static compared to the same period of 2008.

        The 44% increase in gross profit percentage is due to a change in procedure mix to higher margin procedures, and efficiencies derived from greater utilization of the Company's service capacity.

  General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 2009 and 2008 are summarized on the following table:

G&A Expenses

For the Three Months Ended September 30,

2009	2008	Variance $	Variance %
$1,295,000	1,452,000	$(157,000)	(11)%

        The 11% decrease in general and administrative expenses in the quarter is the result of a decrease in personnel programs of $52,000, a decrease in outside services of $28,000, a decrease in share-based compensation expense of $25,000, a decrease in travel related expenses of $16,000 and a decrease in liability insurance expense of $13,000.

        The decrease in the personnel programs is due to a lower 401(k) match accrual this quarter as compared to the same quarter in 2008. The decrease in outside services is the result of a reduction in legal fees and accounting fees. Share-based compensation decreased as a result of the recognition of compensation expense in the first quarter of 2008 associated with restricted stock and restricted stock units granted in early 2008 that did not exist in the third quarter of 2009. Travel related expenses decreased due to a reduction in travel by the Company's Chief Executive Officer to the Company's Maine offices as a result of hiring a new Regional Director in late 2008. The Company's overall improvement in profitability and a reduction in claims resulted in the decrease in liability insurance expense.

        For the both the third quarter of 2009 and 2008, general and administrative expenses represented 15% of revenue.

  Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

  Overview

        The Company's continuing operations generated $28,140,000 in revenue in the first nine months of 2009, compared to $27,642,000 in the same period of 2008, representing an increase of $498,000, or 2%. Blood Products revenue increased $700,000, or 3%, while Blood Services revenue decreased $202,000, or 3%.

        Gross profit from continuing operations in the first nine months of 2009 increased $230,000, or 5%, to $5,027,000 compared to $4,797,000 for the same period of 2008. This increase is comprised of a $355,000 increase, or 11%, in gross profit for the Blood Products business segment, and a $125,000 decrease, or 7%, in gross profit for the Blood Services business segment. The Company's overall gross profit percentage increased to 18% in the nine months ended September 30, 2009, from 17% during the same period in 2008.

        General and administrative expenses decreased $7,000, or relatively unchanged, from $4,375,000 in the first nine months of 2008, to $4,368,000 during the first nine months of 2009.

        The Company recorded $659,000 of income from operations for the nine months ended September 30, 2009, compared with $422,000 during the same period of 2008, an increase of $237,000, or 56%.

        The Company did not record any other income in the first nine months of 2009, although $331,000 was recorded in the same period of 2008 due primarily to a settlement of litigation with the former owners of HemaBio.

        The Company recorded a $38,000 benefit from income taxes for the nine month period ended September 30, 2009, whereas the Company recorded $45,000 in the provision for the same nine month period of 2008.

        Income from continuing operations decreased $11,000, or 2%, to $697,000 in the first nine months of 2009 compared to $708,000 for the same period in 2008, which included a non-recurring gain of $331,000 reported as other income.

        Discontinued operations generated a loss of $37,000 in the first nine months of 2009, compared to income of $92,000 in the same period of 2008.

        Net income for the nine month period ended September 30, 2009 decreased $140,000, or 18%, to $660,000, compared to $800,000 for the same period of 2008, which included a non-recurring gain of $331,000 reported as other income.

  Blood Products

        For this business segment, the following table summarizes the revenue and gross profit for the nine months ended September 30, 2009 and 2008:

Blood Products

For the Nine Months Ended September 30,

	2009	2008	Variance $	Variance %
Revenue	$22,332,000	$21,632,000	$700,000	3%
Gross Profit	3,470,000	3,115,000	355,000	11%
Gross Profit %	16%	14%

        The 3% increase in revenue is primarily attributable to an increase in red cell sales volume early in 2009 and an increase in platelet sales volume for all of 2009. The improvement is primarily the result of enhanced sponsor recruitment and donor recruitment efforts, and expanded collections of autologous and directed blood products. A recent decline in customer demand for red cell products as a result of the declining economy has mostly impacted the Company's sales of purchased products.

        In those markets where the Company operates, competitors have engaged in aggressive campaigns to encourage the Company's customers to purchase product. Using substantial price reductions and volume commitments, the competition has succeeded in capturing several customers previously served by the Company. Most notably, the Company has become the secondary supplier of blood products to the County of Los Angeles, which previously was the Company's largest single customer.

        The Company has responded by re-engaging with customers by offering customized value added programs, and communicating these programs clearly so the customer recognizes the economic advantage of partnering with the Company. As a result, the Company has succeeded in retaining customers that were targeted for conversion by the competition, and has attracted new customers as well.

        The 11% increase in gross profit and the increase in gross profit percentage from 14% to 16% is primarily the result of improved efficiencies derived from the greater utilization of the Company's collection and distribution capacity for all of the first nine months of 2009.

  Blood Services

        For the Blood Services business segment, the revenue and gross profit for the nine months ended September 30, 2009 and 2008 is summarized on the following table:

Blood Services

For the Nine Months Ended September 30,

	2009	2008	Variance $	Variance %
Revenue	$5,808,000	$6,010,000	$(202,000)	(3)%
Gross Profit	$1,557,000	$1,682,000	$(125,000)	(7)%
Gross Profit %	27%	28%

        The 3% decrease in revenue is primarily due a decrease of 6% in the number of procedures performed in the California region, although recently the Company successfully implemented a strategy to improve service quality and communicate its value proposition to customers. The number of procedures performed in the Mid-Atlantic region remained unchanged. Average revenue per procedure for this segment increased slightly compared to the prior year.

        The decrease in gross profit and gross profit percentage is primarily attributable to the increase in regulatory and other overhead expenses allocated to the Blood Services segment as a result of an increase in stem cell collection regulatory requirements.

  General and Administrative Expenses

        General and administrative expenses for the nine months ended September 30, 2009 and 2008 are summarized on the following table:

General & Administrative Expenses

For the Nine Months Ended September 30,

2009	2008	Variance $	Variance %
$4,368,000	$4,375,000	$(7,000)	0%

        General and administrative expenses remained relatively unchanged between the nine month periods ended September 30, 2009 and 2008. Expenses decreased by $123,000 for officer salaries, $64,000 for personnel programs, $59,000 for bad debt expense, and $50,000 for liability insurance expense. Offsetting these decreases in general and administrative expenses were increases in outside services of $179,000, management bonuses of $59,000, and bank service charges of $32,000.

        The decrease in officer salaries was the result of changes in executive management, specifically the appointment of John Doumitt as the Company's Chief Executive Officer in late 2008, who was an executive of the Company during the first nine months of 2008. Since his appointment, the Interim Chief Executive Officer, who was also employed for most of 2008, ceased to serve in that capacity. The decrease in personnel programs reflects the lower 401(k) match accrual in 2009 as management adjusts the match accrual to coincide with the Company's performance. The decrease in bad debt expense is the result of an improvement in the quality of the Company's receivables directly related to enhancements in the Company's collection efforts. The Company's overall improvement in profitability and a reduction in loss claims caused the decrease in liability insurance expense.

        Outside services increased in the first nine months of 2009 compared with the same period in 2008 due to an increase in consulting costs related to Sarbanes-Oxley compliance. Management bonuses increased as a result of the Management Incentive Plan ("MIP") introduced in 2009. Finally, bank service charges increased as a result of the change in banking relationships from Comerica to Wells Fargo in the second quarter of 2008.

        For the first nine months of 2009 and 2008, general and administrative expenses represented 16% of revenue.

  Income Taxes

        The Company recorded a $38,000 benefit from income taxes in the nine months ended September 30, 2009, compared to an income tax provision of $45,000 for the same period of 2008. The Company filed amended 2005 and 2006 tax returns for New York State and New York City that resulted a refund of $14,000. This amount was recorded as a benefit from income taxes in the three month period ended September 30, 2009. In addition, a reconciliation of the 2008 tax provision and the 2008 tax returns, filed in the 3rd quarter of 2009, determined that the 2008 income tax provision was $29,000 higher than necessary. These benefits offset the addition of $6,000 to the provision for all of 2009. Since the Company continues to benefit from net operating loss carryforwards for Federal income taxes, all of the provision represents various state and local taxes management estimates the Company will pay as a result of the profits earned in the first nine months of 2009. The Company recorded a 100% valuation reserve against its deferred tax assets as of September 30, 2009 and 2008 respectively.

        In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009. Although the Company has generated income in the first three and nine months of 2009, management has determined that sufficient temporary book to tax differences exist that it is unlikely the Company will have any income tax liability to the State of California for 2009.

        The Company uses the fair value recognition approach pertaining to share-based compensation transactions. This adoption creates temporary differences between GAAP based net income and tax based net income because the compensation deduction permitted under GAAP is not deductible for taxes. When option holders exercise their rights to purchase the Company's shares, the Company is entitled to take a tax deduction, eliminating the temporary difference created when the option rights vested. The Company recognized $108,000 in share-based compensation expense in the first nine months of 2009. As a result of the temporary difference created, the Company's deferred tax asset balance increased $27,000. The Company recalculated the valuation reserve to include the addition to the deferred tax asset which resulted in no net change in the deferred tax asset reported on the balance sheet.

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

Off-Balance Sheet Arrangements

        At September 30, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

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

  Accounting for Share-Based Incentive Programs

        Share-Based Compensation:    ASC Topics 505 and 718, Equity and Stock Based Compensation, state that an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred. The Company's assessment of the estimated fair value of share-based payments is impacted by the price of the Company's stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management calculated fair value based on fair value of the stock at the date of issuance for restricted stock and restricted stock units. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement.

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

Liquidity and Capital Resources

        The Company's primary sources of liquidity include cash on hand, available borrowings under the Wells Fargo line of credit, and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company's liquidity. Liquidity also depends on maintaining compliance with the various loan covenants.

        As of September 30, 2009, the Company's cash and cash equivalents for continuing operations were $1,325,000, and the Company's working capital for continuing operations was $3,493,000.

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

        On April 10, 2008, the Company, together with the Company's subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement ("Wells Agreement") with Wells Fargo Bank ("Wells Fargo") to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provides that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement is three years. Interest on the working capital line of credit is payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit is payable monthly at the Wells Fargo prime rate. As of September 30, 2009, the interest rate on the Wells Fargo working capital line of credit was 3.00% and the interest rate on the Wells Fargo capital expenditure line of credit was 3.25%. The Wells Agreement also requires minimum monthly interest payments of $14,000. In addition, as of September 30, 2009, the Company had utilized $385,000 of the Wells Fargo working capital line of credit and $78,000 of the capital expenditure line of credit. The Wells Agreement is collateralized by substantially all of the Company's assets and requires the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends. As of September 30, 2009, the Company was in compliance with all of the covenants in the Wells Agreement.

        Upon closing of the Wells Agreement, the Company used the available proceeds to pay in full off the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica credit facility, and Comerica released the security interest in the Company's assets.

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

        On August 26, 2008, the Company entered into a Settlement Agreement and Mutual General Release (the "Mauro/Adia Agreement") with Messrs. Mauro and Adia. The Mauro/Adia Agreement resolves the disputes, including those alleged in the Lawsuit. The Mauro/Adia Agreement provides for the mutual general release of all claims between the Company and Messrs. Mauro and Adia in exchange for (i) Messrs. Mauro and Adia's cancellation of promissory notes and accrued interest, received from the Company as part of the HemaBio acquisition consideration; (ii) return of 248,000 shares of the Company's common stock received by Messrs. Mauro and Adia as part of the HemaBio acquisition consideration; and (iii) payment by Messrs. Mauro and Adia of $50,000 to the Company.

        As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $396,000, which is reported on the Company's third quarter 2008 income statement as a component of other income.

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

        HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $13,000 and $37,000 for the three and nine months ended September 30, 2009.

        The foregoing descriptions of the notes, the Comerica credit facility and the Mauro/Adia Agreement are qualified in their entirety by the copies of those agreements filed as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on September 5, 2006, September 29, 2006, March 28, 2007 and September 5, 2008.

        As of September 30, 2009, HemaBio's default on the notes to Drs. Feldman and Raben remains unresolved.

        Future minimum payments, including amounts in discontinued operations, under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$5,129,000	$208,000	$1,662,000	$1,233,000	$2,026,000
Notes Payable	963,000	893,000	62,000	8,000	—

Totals	$6,092,000	$1,101,000	$1,724,000	$1,241,000	$2,026,000

        For the nine months ended on September 30, 2009, cash provided by operating activities was $2,993,000, compared to $39,000 for the nine months ended September 30, 2008. The increase of $2,954,000 in cash provided between the two periods is primarily due to a decrease in accounts receivable of $2,207,000 compared with a $1,060,000 increase for the same period of 2008. HemaCare's days sales outstanding stood at 43 days as of September 30, 2009, compared to 56 days as of December 31, 2008. Management's focus on collections and monitoring the financial health of the Company's customers, contributed to this improvement during the first nine months of 2009. A decrease in inventories, supplies and prepaid expenses of $1,000 in the period, compared to an increase of $337,000 in the same period of 2008, along with a decrease in accounts payable, accrued expenses and other liabilities of $719,000 in the first nine months of 2009, compared to an increase of $285,000 in the same period of 2008, are additional components of the increase in cash provided by operating activities in the first nine months of 2009.

        For the nine months ended September 30, 2009, net cash used in investing activities was $563,000, compared to $451,000 for the same period in 2008. The difference of $112,000 is due to purchases of blood collection equipment and investments to implement the Company's information technology project.

        For the nine months ended September 30, 2009, net cash used in financing activities was $2,008,000, compared to net cash provided of $51,000 for the same period of 2008. The increase in cash used of $2,059,000 was due in part to the Company paying down $2,008,000 of the senior secured line of credit in the first nine months of 2009, compared with $426,000 during the first nine months of 2008. Additionally, the Company received proceeds from the sale of common stock to officers and directors in the amount of $433,000 in the first nine months of 2008 which did not occur in the first nine months of 2009.

        For discontinued operations, there was no change in cash during the first nine months of 2009, compared with $368,000 provided by operating activities in the same period of 2008, when many of HemaBio's assets were liquidated.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the FDA provided the Company with a list of observations of regulatory issues, but took no further regulatory action. In July of 2009, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the FDA provided the Company with a list of observations of regulatory issues, but none of the observations were repeat observations from previous inspections.

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

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using

ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. In July 2009, the AABB announced that member organizations who fail to convert to ISBT 128 by November 1, 2009 will be subject to a change in their accreditation status to "conditional". The Company is in the process to convert to ISBT 128, but may not complete the conversion by the November 1, 2009 deadline. If so, the change in the Company's AABB accreditation status could impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

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

Discontinuation of the operations of the Company's Florida-based research subsidiary may hinder the Company's ability to generate profits

        The Company's Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio's assets, including inventory, furniture and equipment. As of September 30, 2009, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio's creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

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

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

        The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management to perform an assessment of the effectiveness of the Company's internal control over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company's independent registered public accounting firm will be required to test and evaluate the design and effectiveness of such controls beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

        This process will be expensive and time consuming, and will require significant attention of management. This process has revealed material weaknesses in internal controls that will require remediation. See "Item 4T. Control and Procedures." The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor's attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

        If the Company is unable to adequately design its internal control systems, or prepare an "internal control report" to the satisfaction of the Company's auditors, the Company's auditors may issue a qualified opinion on the Company's financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of September 30, 2009, the Company has $385,000 outstanding on the working capital line of credit with Wells Fargo and $78,000 outstanding on the capital expenditure line of credit both of which are based on a variable interest rate linked to the Wells Fargo prime interest rate. Accordingly, the Company's interest rate expense will fluctuate with changes in the Wells Fargo prime rate. If interest rates increase or decrease by 1% for the year, the Company's interest expense would increase or decrease by approximately $5,000 based on the Company's current indebtedness. The Wells Agreement, however, requires minimum monthly interest payments of $14,000, which means that the Company's interest expense will not begin to fluctuate with changes in the Wells Fargo prime rate until the amount of indebtedness borrowed under the Wells Agreement exceeds the amount wherein the calculated interest rate exceeds $14,000 per month. Therefore, the Company's risk to interest rate changes for the Wells Fargo credit line requires that the Company utilize a sufficient amount of the line to causes the calculated interest expense to exceed the minimum requirement.

Item 4T.    Controls and Procedures

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

        As a result of this evaluation, the Company identified the following material internal control weaknesses over financial reporting: (a) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (b) the Company did not maintain adequate segregation of duties for staff members responsible for recording revenue; (c) the Company failed to provide adequate controls over the use of spreadsheets used to record certain accounting entries and used to produce the Company's financial statements; and (d) the Company failed to provide adequate controls over the approvals of material journal entries.

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

  (d)
  Changes in Internal Control Over Financial Reporting

        Other than the remedial actions discussed in the preceding section (c), there was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended September 30, 2009 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

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

Industry regulations and standards could increase operating costs or result in closure of operations

        The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, purity and quality of products, condition of facilities and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare's facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company's California operations earlier that year. In August of 2007, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the FDA provided the Company with a list of observations of regulatory issues, but took no further regulatory action. In July of 2009, the FDA performed another inspection of the Company's California operations. As a result of this inspection, the FDA provided the Company with a list of observations of regulatory issues, but none of the observations were repeat observations from previous inspections.

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

        On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. To maintain accreditation, blood facilities would need to develop a written implementation plan by November 1, 2006 and complete full implementation by May 2008. The Company requested and received a variance from the AABB to delay the deadline for full implementation until December 31, 2008. In July 2009, the AABB announced that member organizations who fail to convert to ISBT 128 by November 1, 2009 will be subject to a change in their accreditation status to "conditional". The Company is in the process to convert to ISBT 128, but may not complete the conversion by the November 1, 2009 deadline. If so, the change in the Company's AABB accreditation status could impact the Company's relationship with selected customers who require blood suppliers to be AABB accredited.

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

Date	November 12, 2009	HEMACARE CORPORATION (Registrant)
		By:	/s/ JOHN DOUMITT John Doumitt, Chief Executive Officer
		By:	/s/ ROBERT S. CHILTON Robert S. Chilton, Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
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