Form 10-K
period 2009-12-31
HEMACARE CORP /CA/
filed 2010-03-23
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
☐ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES    ☒ NO

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $4,500,000.

As of March 8, 2010, 10,049,539 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

PART I

i

PART I

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology. Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Item 1.	Business

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

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States. In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. As a result of projected losses by HemaBio in the third and fourth quarters of 2007, and the resignations of key members of HemaBio’s management, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined HemaBio’s business could not operate without senior management, and therefore closed all operations of HemaBio, effective November 5, 2007. See Note 3 of Notes to Consolidated Financial Statements.

The Company’s current strategy is to profitably grow the core business of providing blood products and therapeutic services to hospital customers, in addition to leveraging the Company’s expertise and infrastructure to support research organizations and developing cellular therapy technologies. Central to this effort is a new focus on sales and marketing to differentiate the Company from the competition by clearly communicating the Company’s unique value to customers. Examples of this effort include introduction of a new service mark, The Service DifferenceSM, and hiring sales professionals to support all business segments. The Company also plans to expand its service offerings in the Mid-Atlantic market to include blood products to complement the existing therapeutic services business.

Although most suppliers of transfusable blood products are organized as not-for-profit, tax-exempt organizations, all suppliers charge fees for blood products to cover their cost of operations. The Company believes that it is the only investor-owned and taxable organization operating as a transfusable blood supplier with significant operations in the U.S.

In the future, the Company intends to leverage its core-business infrastructure, to enable collection of various cellular components for cellular therapy manufacturing and future personalized patient therapies. The Company already collects allogeneic, whole-blood derived, stem cells for hospital customers, research organizations and other biotech companies to support their cellular therapy research and manufacturing. In doing so, the Company directly leverages its equipment, facilities, licensure, current good manufacturing (“cGMP”) protocols, and hospital relationships. Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

The Company was incorporated in the state of California in 1978.

Recent Developments

Weak Economy Resulted in an Excess Supply of Blood Products

During the first half of 2009, the Company’s strong customer relationships caused an increase in the volume of blood products sold, which resulted in an increase in the utilization of the Company’s production capacity. Profit margins improved as more of the Company’s fixed costs were allocated across a larger volume of products sold. As the year progressed, the weakness in the economy began to impact the blood products industry. During the last six months of 2009, the supply of blood products steadily increased as individuals deferred healthcare decisions as a result of unemployment, or other financial insecurities. This caused an unprecedented industry wide surplus of blood products as blood suppliers were generally slow to reduce production. In order to move excess inventory, blood suppliers lowered prices to levels not seen in recent years. This increased level of competition caused the Company to lose market share to lower price suppliers. As a result of the decrease in capacity utilization, profit margins for blood products were generally lower in the second half of the year.

New Sales and Marketing Initiative

To position the Company for future growth, the Company developed new sales and marketing strategies focused on articulating the Company’s value added services not offered by the competition. In November 2009, the Company hired Pete van der Wal as Vice President of Sales and Marketing to communicate the Company’s new differentiation strategy. Mr. van der Wal was subsequently appointed as the Company’s President and Chief Executive Officer in February 2010. The Company developed a new service mark, The Service DifferenceSM, and commencing in 2010 the Company renamed its two principle business segments to emphasize the Company’s commitment to customer service in an effort to differentiate the Company from the competition. The Company also reorganized its blood products sales and marketing function to more closely link the Company’s customer sales activities with the recruitment of blood drive sponsors and blood donors, and combined the previously segregated blood products and therapeutic services sales functions into one integrated sales activity.

Completion of the First Phase of the Company’s Technology Implementation Project

In December 2006, the Company signed a contract to license a computer system to automate all of the Company’s blood products operations. The project to install this new system involved several phases, and was expected to take several years to complete and involve considerable financial and managerial resources. The first phase of this project automated the donor screening and qualification functions at the Company’s California blood products operations. This phase was successfully completed in July 2009 and required an investment of $948,000, which is included in plant and equipment on the Company’s balance sheet as of December 31, 2009. With the completion of this phase, the Company is now using a system, licensed by the U. S. Food and Drug Administration (“FDA”), that significantly reduces the possibility of erroneously collecting from donors who should be deferred according to industry standards for donor qualification. The next phase of this project involves automating the Company’s California blood component manufacturing and distribution operations, which the Company anticipates completing by the end of 2010.

Improvement in Outcomes from Regulatory Inspections

The Company is periodically inspected by federal, state and local governmental agencies, as well as industry accreditation assessors, to determine compliance with the laws, regulations and industry standards established to insure the safety, quality, identity, purity and potency of the products produced by blood suppliers. Previously, the FDA inspected the Company’s California blood products operations and determined that deficiencies existed to require the FDA to issue a “Warning Letter” to notify the Company that significant improvements were required or further regulatory action was likely. Subsequent to the issuance of this letter, the Company invested considerable time and money to address each of the issues raised by the FDA. During 2009, the Company’s California blood products operations were inspected again by the FDA, and at the conclusion of this inspection, the FDA provided the Company with a list of observations; however, the FDA did not document any repeat observations of previous compliance issues. Although future inspections could result in additional regulatory action, the Company’s focus on addressing the specific issues raised in the FDA Warning Letter resulted in a vastly improved outcome compared with previous inspections.

Resignation of Chief Executive Officer and Chief Financial Officer

On February 26, 2010 John Doumitt resigned as the Company’s Chief Executive Officer, and as a member of the Company’s Board of Directors. In exchange for a release of any employment related claims Mr. Doumitt could assert against the Company, the Company agreed to pay Mr. Doumitt $62,500 on April 9, 2010. On February 27, 2010, the Company's Board of Directors promoted Pete van der Wal, then serving as the Company’s Vice President of Sales and Marketing, to serve as President and Chief Executive Officer, and appointed Mr. van der Wal to serve on the Company’s Board of Directors.

On March 11, 2010 Robert S. Chilton resigned as the Company’s Chief Financial Officer, and as a member of the Company’s Board of Directors. In exchange for a release of any employment related claims Mr. Chilton could assert against the Company, the Company agreed to pay Mr. Chilton $115,000 on April 26, 2010. On March 11, 2010, the Company's Board of Directors named Pete van der Wal, then serving as the Company’s President and Chief Executive Officer, as Chief Financial Officer.

Business Segments

HemaCare operates two primary business segments. The first is the blood products segment, which supplies customers with red blood cells, apheresis platelets and other blood products. The second segment is the blood services segment, which includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients typically in a hospital setting.

The Company renamed its two business segments at the beginning of 2010 to reflect its increased emphasis on customer service. The historically named blood products segment has been renamed the “blood services” segment, and the historically named blood services segment has been renamed the “therapeutic services” segment. To maintain consistency with previous 2009 filings with the Securities and Exchange Commission (“SEC”), in this report the Company continues to refer to its business segments using their historical names. In future filings with the SEC, the Company will refer to its business segments by their new names.

Blood Products Operations

This business segment collects, processes and distributes blood products primarily for transfusion in a hospital setting, but occasionally produces human-derived blood products utilized by health research related organizations, or cellular therapy companies. The Company contracts with hospitals to provide transfusable blood products and conduct blood drives in the hospital’s name, which provides the hospital with a source of locally collected blood products and markets the hospital to the community.

The Company conducts whole blood collection drives at sponsor organizations, such as employers, schools or churches. The Company’s recruitment staff works with the staff of the sponsor organization to encourage individuals associated with the sponsor to donate blood at a blood drive. The Company utilizes 18 vehicles, 13 in California and 5 in Maine, to transport equipment, supplies, and occasionally staff, to blood drives. The actual collection process is safe and simple for the donor. Whole blood collected at blood drives is tested and processed into blood products, principally red blood cells and plasma.

The Company operates five free standing donor centers, three in California and two in Maine, where selected blood components are collected, principally platelets, utilizing a cell separator. This process, known as apheresis, allows for the collection of only selected components of a donor’s blood, returning the other components to the donor’s bloodstream. Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process, and longer donation times. Recruiting and retaining donors is critical to the success of the Company’s blood products operations. Apheresis platelet donors are recruited from the most dedicated subset of the whole blood donor population. The Company has demonstrated a consistent track record of donor recruitment for apheresis platelet donors.

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

The Company also purchases blood products from other blood suppliers to satisfy customer demand whenever the Company’s operations cannot produce sufficient quantity.

The Company generally uses its own vehicles to deliver blood products directly to customers, but will occasionally use a common carrier as well. The Company utilizes 11 vehicles, 7 in California and 4 in Maine, for the delivery of blood products.

Blood products revenue depends on a number of factors, including the success of the Company’s recruitment efforts, the success of the Company’s marketing efforts to attract and retain new customers, and the ability of the Company to properly process, store and transport blood products to customers.

Blood Services Operations

Therapeutic apheresis is a technique for removing components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. These services are generally provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile equipment operated at the patient's bedside, a hospital outpatient setting or in a physician’s office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. The Company utilizes five vehicles, two in California and three that are garaged in New York, for the delivery of equipment and supplies in support of its blood services operations. Treatments are primarily administered by trained nurse-specialists, under the supervision of a physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations.

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

Blood services revenue depends on a number of factors, including the occurrence of disease states that are appropriately treated by these services, and the perceived benefits of blood therapies compared with alternative courses of treatment. The Company believes that physician education on the benefits of therapeutic apheresis results in increased application of such treatments in medically appropriate circumstances. The Company’s affiliated medical directors conduct educational seminars for physicians to inform them of the benefits of therapeutic apheresis relative to other modes of patient treatment.

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

Approximately 40% of U. S. transfusable blood products are supplied by the American Red Cross (“ARC”) through its national collection network, and approximately 50% are supplied by local and regional blood centers, including the Company. The remainder is collected by hospitals directly.

The Company competes in the blood product marketplace through a strategy of offering blood supply services tailored to the requirements of individual customers. The Company consistently reevaluates and revises its blood supply services to respond to marketplace factors. Some competitors have advantages over the Company as a result of established positions and relationships within the communities they serve. In addition, the ARC’s size and market dominance provides them with greater resources to sustain periods of unprofitable sales, or to adopt aggressive pricing strategies for the purpose of defending or increasing market share.

The competition in the therapeutic blood services business is primarily regional and community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company’s therapeutic blood services business includes companies that market or provide many of these competing medical therapies. The Company believes that it competes in this market by offering customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. In addition, the Company educates the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases by offering speakers at meetings with the cooperation of hospital customers or at meetings of professional organizations, conducting dinner lectures where clinical information is provided, and publishing clinical articles in the Company’s newsletter to physicians.

Sales to Major Customers

The Company provides products and services to healthcare providers, hospitals and research related organizations, all of which are referred to as “customers” for purposes of identifying concentration risk. During 2009, one customer represented approximately 18.1% of total revenue. The next two largest customers accounted for approximately 9.2% and 7.4% of total revenue respectively. The Company’s ten largest customers accounted for 56% of total revenue. Other than lease of space for donor centers at customers’ facilities, the Company’s only relationship with any of these customers is as a provider of blood products and services.

Marketing

To address competitive pressures in the industry, and to reflect the Company’s increased emphasis on service as the primary means of differentiating the Company’s products and services from those of its competition, in February 2010 the Company promoted Pete van der Wal, previously the Company’s Vice President of Sales and Marketing, as the Company’s new President and Chief Executive Officer. Mr. van der Wal’s focus will be to develop and articulate a differentiation strategy focused on value added services not offered by the competition. The Company has developed the service mark “The Service DifferenceSM” and changed the names of its principle business units to reflect service is a unique differentiator compared with the competition.

As a smaller company than the main competitors in the blood products marketplace, HemaCare offers more flexible supply arrangements and pricing structure. This flexibility, a focus on customer service, and local expertise, are the main messages communicated to potential customers.

Human Resources

As of March 10 2010, the Company had 251 employees, including 68 part-time and temporary employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Suppliers

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposable supplies, replacement fluids, testing services and blood products. Generally, the Company has no difficulty obtaining most of its equipment and supplies; however, if there were material adverse changes affecting the sources of its supplies, the Company's operations could be adversely affected. In particular, in the event of a war or other international conflict or natural disaster, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

During 2009, the Company received goods and services from two major vendors; the first of which is Caridian BCT, which represented approximately 16.3% of the Company’s total operating costs from continuing operations. This vendor provided products that support the Company’s cell separation equipment used by both the blood products and blood services segments. The second largest vendor is Creative Testing Solutions, which represented approximately 13.1% of total operating costs from continuing operations. This vendor provided laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

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

Government Regulation

Blood Products Operations

Blood products suppliers are subject to extensive regulation and guidelines of the FDA, AABB, and various state licensing authorities. FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood products industry, including; recruiting, screening blood donors, processing, testing, labeling, storing and shipping blood products, recordkeeping, and communications with hospital customers and donors. FDA regulations also extend to the manufacturers of all critical supplies and equipment used in the blood supply industry.

The Company views product safety and compliance with governmental regulations as paramount concerns at all times. The Company has developed extensive procedures and internal quality control programs to increase compliance with all governmental regulations and industry standards. Employees routinely participate in training classes. Employees are evaluated at the conclusion of training to insure that the desired level of understanding of the Company’s compliance and safety procedures is achieved. Finally, HemaCare’s Regulatory Affairs and Quality Assurance Department conducts periodic audits of each operating unit to identify the level of compliance with regulatory procedures.

Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities. All of the Company’s facilities operate under an FDA registration.

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

On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company’s California operations. In August 2007, the FDA performed another inspection of the Company’s California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues and was informed that the 2006 warning letter would remain in effect. During the past year, the FDA conducted inspections at selected HemaCare facilities. At the conclusion of each inspection, the FDA provided the Company with a list of observations of regulatory issues. The Company’s California blood product operations were one of the locations inspected by the FDA in 2009, and at the conclusion of this inspection, the FDA provided the Company with a list of observations; however, the FDA did not document any repeat observations of previous compliance issues. The Company believes it has adequately addressed some the issues raised by the FDA, and is in the process of addressing all remaining issues, and therefore is in compliance with current FDA regulations.

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

Blood Services Operations

Blood services are generally provided upon the request of a hospital, which has received an order from a patient's physician, and therefore is considered an outsourced function of the hospital’s treatment of the patient. Treatments are primarily administered by Company trained nurse-specialists, under the supervision of a physician, and acting in accordance with documented standard operating procedures and quality assurance protocols.

Although such procedures are generally considered medical treatments, and therefore not directly regulated by the FDA and other regulatory agencies, the protocols used are based on guidelines developed by the AABB and the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). As such, the Company is obligated to adhere to these guidelines in order to maintain its accreditation with the AABB, and to assist hospital customers to comply with their JCAHO accreditation.

In addition, the equipment and supplies used during the performance of therapeutic procedures are generally approved by the FDA for the specific treatment performed by the Company’s staff; however, physicians can request that the Company use its equipment and supplies to perform treatments not approved by the FDA, which is authorized as long as it is at the direction of the patient’s physician.

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

Professional and Product Liability Insurance

The blood product and service business is inherently subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $3,000,000 for a single occurrence and $5,000,000 in the aggregate per year. Based on the Company’s recent history of claims filed for personal injury and the related monetary damages paid, the Company believes it has adequate insurance; however, there can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available and affordable. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Additional Information

The Company makes available free of charge through its website, www.hemacare.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the SEC. The Company’s filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A	Risk Factors

The Company’s short and long-term success is subject to many factors that are beyond management’s control. Shareholders and prospective shareholders of the Company should consider carefully the following risk factors, in addition to other information contained in this report. The Company’s business could be harmed by any of these risks. The trading price of the Company’s common stock could decline due to any of these risks, and investors may lose all or part of their investment.

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

Costs increasing more rapidly than market prices could reduce profitability

The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company’s ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices, may reduce profitability and may have a material adverse impact on the Company’s business and results of operations.

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

Competition in the blood products and blood services industries is primarily based on fees charged to customers. The Company’s primary competition in the blood products market is the ARC, which owns a significant market share advantage over the Company in the regions the Company operates. As a result, the ARC possesses significant market power to influence prices, which can prevent the Company from passing along increases in costs to customers. In addition, hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

Changing economic conditions could impact the ability of customers to pay the Company’s invoices

The Company’s principal customers are hospitals that depend on payments from private insurance companies and governments to fund operations, and to pay the Company’s invoices for products and services. Deteriorating economic conditions can result in higher unemployment and a related loss of medical insurance coverage for hospital patients. Reduced reimbursement for medical services can strain the financial health of the Company’s hospital customers, which could impact the ability of these customers to pay the Company’s invoices. The Company does not have sufficient resources to sustain operations for an extended period of time if any significant customer, or several smaller customers, failed to pay the Company’s invoices as expected.

Declining blood donations could affect profitability

The Company’s blood products business depends on the availability of donated blood. Only a small percentage of the population donates blood, and regulations intended to reduce the risk of introducing infectious diseases in the blood supply, result in a decreased pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability in blood products.

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

Industry regulations and standards could increase operating costs or result in closure of operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, quality, identity, purity and potency of products, condition of facilities, and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare’s facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. Previously, the FDA inspected the Company’s California blood product operations and determined that deficiencies existed to require the FDA issue a “Warning Letter” to notify the Company that significant improvements were required or further regulatory action was likely. Subsequent to the issuance of this letter, the Company invested considerable time and money to address each of the issues raised by the FDA. During 2009, the Company’s California blood product operations were inspected again by the FDA, and at the conclusion of this inspection, the FDA provided the Company with a list of observations; however, the FDA did not document any repeat observations of previous compliance issues. Although future inspections could result in additional regulatory action, the Company’s focus on addressing the specific issues raised in the FDA Warning Letter, resulted in a vastly improved outcome compared to previous inspections.

The Company believes it has adequately addressed the issues raised by the FDA, or is in the process of addressing all of the remaining issues. The Company believes that its response and actions taken to address the FDA observations are sufficient that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

On October 12, 2006, the AABB issued a timeline for gradual implementation of the United States Industry Consensus Standards for the Uniform Labeling of Blood and Blood Components using ISBT 128. In July 2009, the AABB announced that member organizations who fail to convert to ISBT 128 by November 1, 2009 will be subject to a change in their accreditation status to “conditional”. Since the Company failed to comply with this requirement, the Company’s AABB accreditation is currently in “conditional” status. On October 25, 2009, the AABB announced that member organizations that were not compliant by May 1, 2010, must i) submit a detailed plan and timeline for compliance, ii) provide assurance of organizational commitment to the proposed timeline, and iii) provide a description of interim steps to reduce patient risk from noncompliance, including a formal risk assessment. The Company is in the process of converting to the ISBT 128 format, but may not complete the conversion by the May 1, 2010 deadline, in which case the Company may not submit adequate plans as required by the AABB to maintain its “conditional” accreditation. The loss of the Company’s AABB accreditation status could impact the Company’s relationship with selected customers who require blood suppliers be AABB accredited.

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

The Company devotes substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that the Company has not complied with existing regulations. Such a finding could materially harm the Company’s business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future.

Pandemic or epidemic outbreak of disease could significantly impact blood donations and have a material adverse impact on profitability

If swine flu, avian flu, or other disease, were to develop into a worldwide pandemic, or epidemic in one or more of the regions in which the Company operates, the portion of the public that typically donates blood to the Company may be unable, or unwilling to donate, thereby significantly reducing the availability of blood that the Company relies upon to manufacture blood products. In addition, even if suspected diseases prove to be no more virulent than other more common disease, the heightened fear among the public resulting from widespread media coverage may result in dramatic decline in donations. Moreover, if a significant portion of the Company’s workforce becomes ill, is required to stay home to care for ill family members, or is required to stay home in connection with social distancing programs intended to minimize disease transmission, the Company’s operations could be significantly disrupted, which could have a material adverse impact on the Company’s profitability.

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

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid, Medicare and commercial patients, impact the fees that the Company is able to negotiate with customers. In addition, to the degree that the Company’s hospital customers receive lower reimbursement for the products and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company’s revenue. If the Company is unable to increase prices for goods and services, the Company’s profitability may be adversely impacted.

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

Potential inability to meet future capital needs could impact ability to operate

The Company may not generate sufficient operating cash in the future to finance its operations for the next year. The Company may utilize its credit facility with Wells Fargo to help finance its operations. The Company may need to raise additional capital in the debt or equity markets in order to finance future operations and procure necessary equipment. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

Reliance on relatively few vendors for significant supplies and services could affect the Company’s ability to operate

The Company currently relies on a relatively small number of vendors to supply important supplies and services. Significant price increases, or disruptions in the ability to obtain products and services from existing vendors, may force the Company to find alternative vendors. Alternative vendors may not be available, or may not provide their products and services at favorable prices. If the Company cannot obtain the products and services it currently uses, or alternatives at reasonable prices, the Company’s ability to produce products and provide services may be severely impacted, resulting in a reduction of revenue and profitability.

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

Discontinuation of the operations of the Company’s Florida-based research subsidiary may hinder the Company’s ability to generate profits

The Company’s Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio’s assets, including inventory, furniture and equipment. As of December 31, 2009, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio’s creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

Future technological developments or alternative treatments could jeopardize the business

As a result of the risks posed by blood-borne diseases, many companies and healthcare providers are currently seeking to develop alternative treatments for blood product transfusions. HemaCare’s business consists of collecting, processing and distributing human blood products and providing blood related therapeutic services. The introduction and acceptance in the market of alternative treatments may cause material adverse harm to the future profitability for these products and to the Company’s business.

Limited access to insurance could affect ability to defend against possible claims

The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance that as the business expands, or the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceeds available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, may materially and adversely impact the Company’s business.

Ability to attract, retain and motivate management and other skilled employees

The Company’s success depends significantly on the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, the blood product and blood service industries. The Company does not have employment agreements with most key employees, nor maintain life insurance policies on them. The loss of key personnel, especially without advance notice, or the Company’s inability to hire or retain qualified personnel, could have a material adverse impact on revenue and on the Company’s ability to maintain a competitive advantage. The Company cannot guarantee that it can retain key management and skilled personnel, or that it will be able to attract, assimilate and retain other highly qualified personnel in the future.

Product safety and product liability could provide exposure to claims and litigation

Blood products carry the risk of transmitting infectious diseases, including, but not limited to, hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare screens donors, uses highly qualified testing service providers, and conducts selective blood testing, to test blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely impact the Company’s financial condition.

Targeted partner blood drives involve higher collection costs

Part of the Company’s current operations involves conducting blood drives in partnership with hospitals. These blood drives are conducted under the name of the hospital partner and require that all promotional materials and other printed material include the name of the hospital partner. This strategy lacks the efficiencies associated with blood drives that are not targeted to benefit particular hospital partners. As a result, collection costs might be higher than those experienced by the Company’s competition and may impact profitability and growth plans.

Bio-Hazard risks could cause the Company to incur substantial costs

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

Business interruption due to terrorism and increased security measures in response to terrorism could adversely impact profitability

HemaCare’s business depends on the free flow of products and services through the channels of commerce and freedom of movement for patients and donors. Delays or stoppages in the transportation of perishable blood products and interruptions of mail, financial or other services could have a material adverse impact on the Company’s results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of terrorist activities and potential activities, which may target health care facilities or medical products. The Company may also experience delays in receiving payments from payers that have been impacted by terrorist activities and potential activities. The U.S. economy in general is adversely impacted by terrorist activities, and potential activities, and any economic downturn may adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely impact its ability to grow its business.

Business interruption due to earthquakes could adversely impact profitability

HemaCare’s principal blood products and blood services operations, as well as the Company’s corporate headquarters, are located in Southern California, which is an area known for potentially destructive earthquakes. A severe event in this location could have a substantial negative impact on the ability of the Company to continue to operate. Any significant delay in resuming operations following such an event could cause a material adverse impact on the profitability of the Company. In addition, the Company’s insurance policies do not provide any coverage for damages as a result of an earthquake. Therefore, the Company would bear all of the costs incurred to resume operations after an earthquake and the Company may not have sufficient resources to do so.

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

In addition, the Board of Directors has adopted a Shareholder’s Rights Plan designed to require a person or group interested in acquiring a significant or controlling interest in HemaCare to negotiate with the Board. Under the terms of the Company’s Shareholders’ Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of the other shareholders would have the right to purchase securities from the Company at a discount to the fair market value of the common stock, causing substantial dilution to the acquiring person or group. The Shareholders’ Rights Plan may inhibit a change in control and, therefore, may materially adversely impact the shareholders’ ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction.

Quarterly revenue and operating results may fluctuate in future periods, and the Company may fail to meet investor expectations

The Company’s quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future due to a number of factors, many of which are not within the Company’s control. If quarterly revenue or operating results fall below the expectations of investors, the price of the Company’s common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for the Company’s products and services, and the ability to obtain the required resources to satisfy customer demand;
•	ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;
•	ability to manage inventories, accounts receivable and cash flows;
•	ability to control costs; and
•	ability to attract qualified blood donors.

The level of expenses incurred depends, in part, on the expectation for future revenue. In addition, since many expenses are fixed in the short term, the Company cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded stocks since they are less liquid

HemaCare’s common stock was delisted from the Nasdaq Small Cap Market on October 29, 1998 because of the failure to maintain Nasdaq’s requirement of a minimum bid price of $1.00. Since November 2, 1998, the common stock has traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the Financial Industry Regulatory Authority. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on another national securities exchange. As a result, an investor may find it difficult to dispose of the Company’s common stock or to obtain accurate price quotations.

Stock price could be volatile

The price of HemaCare’s common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of HemaCare’s common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in HemaCare’s common stock makes it more vulnerable to rapid changes in price in response to market conditions. The market price of the Company’s common stock could decline as a result of sales by, or the perceived possibility of sales by, existing stockholders. Most of the Company’s outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. Approximately 1.7 million shares of the Company’s common stock are currently held by affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including affiliates, or the perception that such sales may occur, could depress the price of the Company’s common stock.

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

Ability to utilize net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated

As of December 31, 2009, the Company had net operating loss carryforwards (“NOL”) of approximately $6.5 million for federal income tax purposes that will begin to expire in 2011, and $10.7 million for state income tax purposes that will begin to expire in 2017. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduces or eliminates future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations.

Use and disclosure of patient or donor information is subject to privacy and security regulations, which may result in increased costs

While collecting blood from donors, or while performing therapeutic procedures for patients, the Company may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission and/or confidentiality of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”). The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and does include hospitals that will contract for the use of the Company’s services. The HIPAA rules require covered entities to bind contractors like the Company to comply with certain burdensome HIPAA rule requirements known as business associate requirements. The Company may be required to make costly system purchases or system modifications, and make significant and burdensome changes to the Company’s policies and procedures in order to comply with the HIPAA rule requirements. Inappropriate disclosure of protected information may result in significant liability to the Company and adversely affect the Company’s profitability.

In addition, other Federal and state consumer protection laws may also apply to the Company’s collection, use, storage, and disclosure of other personal information of donors or patients. The Company’s efforts to adhere to these laws, or any failure to abide by these laws, may result in significant liability for the Company or increase the Company’s cost of doing business.

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management to perform an assessment of the effectiveness of the Company’s internal control over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent registered public accounting firm will be required to test and evaluate the design and effectiveness of such controls beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

This process is expensive and time consuming, and requires significant attention of management. This process can reveal material weaknesses in internal controls that will require remediation. See “Item 9A. Controls and Procedures” elsewhere in this report. The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation and the auditor’s attestation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

If the Company is unable to adequately design its internal control systems, or prepare an “internal control report”, to the satisfaction of the Company’s auditors, the Company’s auditors may issue a qualified opinion on the Company’s financial statements.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at approximately $36,000 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term, and for increases in the cost of common area maintenance. The rent for this facility currently is approximately $39,800 per month. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 7,200 square feet to this lease to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. The rent for this facility currently is approximately $14,300 per month. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

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

The Company leased a 600 square foot office space in White Plains, New York, which expired July 31, 2009 and has not been renewed. The Company entered into a lease agreement on June 1, 2009 for a 1,625 square foot office space in White Plains, New York. This lease expires on May 14, 2014, and the current rent is $3,900 with annual adjustments of 2%. The Company moved its operations to the new location in July 2009.

The Company leases a 1,500 square foot donor center on the campus of one of its client hospitals for a monthly amount of $3,700. The lease expires June 30, 2011. The Company entered into a second lease agreement with this client on August 1, 2009 for an additional 1,631 foot donor center. This lease expires December 31, 2010 and the monthly rent is $2,500.

We believe that our facilities are suitable, in good condition, and adequate to meet our current and foreseeable needs.

Item 3	Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage. The Company is not currently involved in any litigation that requires disclosure in this report.

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

	2009		2008
Quarter ended	High	Low	High	Low
March 31	$0.40	$0.20	$0.45	$0.21
June 30	$0.54	$0.31	$0.51	$0.37
September 30	$0.97	$0.37	$0.53	$0.30
December 31	$0.75	$0.46	$0.53	$0.16

On March 8, 2010, the closing bid price of the Company’s common stock was $0.63. Shareholders are urged to obtain current market quotations for the Company’s common stock.

The Company has never paid any cash dividends on its common stock. The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs, line of credit requirements and other factors deemed relevant by the Board of Directors. The Company may not pay any cash dividends on its common stock without the written consent of its lender.

On March 8, 2010, the Company had approximately 247 shareholders of record of its common stock.

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

In November 2007, the Board of Directors of HemaBio closed the Company’s Florida-based research blood products subsidiary that sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. With the closure of HemaBio, the Company reports the financial results for 2008 and 2009 of HemaBio, as well as the impact of the closure activities, as “Discontinued Operations” on the income statement.

Results of Operations

The following table sets forth, for the periods indicated, statement of income data as a percentage net revenue and the percentage dollar (decrease) increase of such data from period to period.

	Percent of Total Revenue		Percentage
			(Decrease) Increase
	Years Ended December 31,		Years Ended
			December 31,
Continuing Operations	2009	2008	2009 to 2008

Revenue	100.0%	100.0%	(3.3%)

Operating costs	82.3%	82.7%	(3.8%)

Gross profit	17.7%	17.3%	(1.0%)

General and administrative expenses	15.3%	15.7%	(5.4)%

Income from operations before other income	2.4%	1.6%	44.0%

Other income	0.0%	0.9%	(100.0%)

Income before income taxes	2.4%	2.5%	(6.7)%

(Benefit) provision for income taxes	(0.1%)	0.1%	(168.3)%

Income	2.5%	2.4%	1.0%

Discontinued Operations

(Loss) income from discontinued operations	(0.1%)	0.2%	(162.5%)

Consolidated

Net income	2.4%	2.6%	(12.7%)

Year ended December 31, 2009 compared to the year ended December 31, 2008

Overview

During the first half of 2009, the Company’s strong customer relationships caused an increase in the volume of blood products sold, and therefore resulted in an increase in the utilization of the Company’s production capacity. This resulted in an increase in profit margins as more of the Company’s fixed costs were allocated across a larger volume of products sold. As the year progressed, the weakness in the economy began to impact the blood products industry. During the last six months of 2009, the supply of blood products steadily increased as individuals deferred healthcare decisions as a result of unemployment, or other financial insecurities. This caused an unprecedented industry wide surplus of blood products as blood suppliers were generally slow to reduce production. In order to move excess inventory, blood suppliers lowered prices to levels not seen in recent years. This increased level of competition caused the Company to lose market share to lower price suppliers. As a result of the decrease in capacity utilization, profit margins for blood products were generally lower in the second half of the year.

The Company generated net income in 2009 of $855,000, or $.09 basic and $.08 fully diluted earnings per share, compared to net income in 2008 of $979,000, or $.10 basic and fully diluted earnings per share.

For continuing operations, revenue decreased $1,231,000, or 3.3%, to $36,387,000 in 2009 from $37,618,000 for 2008, and is attributable to a decrease in blood products and blood services revenue of 3.3%, and 3.0%, respectively. Gross profit from continuing operations decreased 1% to $6,452,000 in 2009 from $6,502,000 in 2008 due primarily to the decrease in revenue offset by a 5% increase in the average selling price for red cell and platelet products. The decrease in revenue, and the increase in average selling price, were both principally the result of a decrease in sales volume to lower priced customers in 2009 compared to 2008.

General and administrative expenses decreased $318,000, or 5.4%, in 2009 to $5,575,000 from $5,893,000 in 2008. As a percent of total revenue, general and administrative expenses decreased from 15.7% in 2008 to 15.3% in 2009.

Discontinued operations results decreased from income of $80,000 in 2008 to a loss of $50,000 in 2009. The loss in 2009 consisted of accrued interest on outstanding notes payable. The income in 2008 pertained to the sale of inventory previously written off, netted against closure costs and asset write offs.

In 2009, the Company recorded a $28,000 benefit for income taxes, compared to a $41,000 provision for income taxes in 2008. The benefit in 2009 was primarily the result of a federal refundable research and development tax credit.

Blood Products

For this business segment, the following table summarizes the revenue and gross profit for 2008 and 2009:

Blood Products

	2009	2008	Variance $	Variance %

Revenue	$28,642,000	$29,633,000	($991,000)	(3.3%)

Gross Profit	$4,287,000	$4,369,000	($82,000)	(1.9%)

Gross Profit %	15.0%	14.7%	n/a	n/a

The 3.3% decrease in revenue was primarily due to i) an 11.6% decrease in the number of red blood cell units sold in the Company’s California-based blood product operation; ii) a 21.8% decrease in the number of red blood cell units sold in the Company’s Maine-based blood products operation, and iii) a 74.0% decrease in the number of cryoprecipitate units sold. The decrease in red cell volume in California was principally caused by a substantial reduction in purchases by one of the Company’s high volume, low priced, customers. The decrease in red cell volume in Maine was principally caused by a reduction in collections from mobile blood drives. Offsetting these decreases was a 5% increase in the average selling price for red cell and platelet products, principally in California, due to the decline in sales noted previously to one of the Company’s larger low priced customers.

Blood products gross profit decreased 1.9% in 2009 due primarily to the decrease in revenue; however, the increase in the average selling price resulted in an increase in the gross profit percentage to 15.0% in 2009, compared to 14.7% in 2008.

Blood Services

For this business segment, the following table summarizes the revenue and gross profit for 2008 and 2009:

Blood Services

	2009	2008	Variance $	Variance %

Revenue	$7,745,000	$7,985,000	($240,000)	(3.0%)

Gross Profit	$2,165,000	$2,133,000	$32,000	1.5%

Gross Profit %	28.0%	26.7%	n/a	n/a

Blood services revenue decreased 3.0% primarily due to a 1.0% decrease in the number of procedures performed in the Company’s Mid-Atlantic market, and a 1.5% decrease in the number of procedures performed in the Company’s California market. The 1.5% increase in gross profit in 2009 was primarily the result of a change in procedure mix to higher profit procedures, such as plasmapheresis, compared to 2008 when the Company performed a higher number of lower margin photopheresis procedures. The change in procedure mix also caused an increase in the gross profit percentage to 28.0% in 2009, compared to 26.7% in 2008.

General and Administrative Expenses

The following table summarizes general and administrative expenses for 2008 and 2009:

General and Administrative Expense

	2009	2008	Variance $	Variance %

Total	$5,575,000	$5,893,000	($318,000)	(5.4%)

General and administrative expenses decreased 5.4% primarily as a result of i) a decrease in officer salaries of $145,000, ii) a decrease in personnel programs of $127,000, iii) a decrease in bad debt expense of $88,000, iv) a decrease in general insurance costs of $68,000 and iv) a decrease in investor relation expenses of $30,000. These decreases were partially offset by i) an increase in the cost of outside services of $132,000 and ii) an increase in bank service charges of $88,000. The decrease in officer salaries was the result of changes in executive management, specifically the appointment of John Doumitt as the Company’s Chief Executive Officer in late 2008 who was an executive of the Company during the first nine months of 2008. Following Mr. Doumitt’s appointment, the Interim Chief Executive Officer, who was also employed for most of 2008, was no longer employed in that capacity. The decrease in personnel programs was caused by the elimination of an accrual for a 401(k) match in 2009, whereas the Company recognized $109,000 in 2008. The Company’s overall improvement in profitability, and a reduction in loss claims, caused the decrease in liability insurance expense in 2009 compared to 2008. The decrease in bad debt expense was the result of enhancements in the Company’s collection efforts. The increase in the cost of outside services was due to an increase in consulting costs related to Sarbanes-Oxley compliance. The increase in bank service charges was the result of the change in banking relationships from Comerica to Wells Fargo in the second quarter of 2008.

General and administrative expenses as a percent of revenue decreased to 15.3% in 2009 from 15.7% in 2008.

Other Income and Expense

No other income and expense was recorded in 2009; however, the Company recognized $331,000 in net other income in 2008, which was primarily the result a litigation settlement with the former owners of HemaBio.

Income Taxes – Continuing Operations

For continuing operations, the Company recorded a $28,000 benefit for income taxes in 2009, compared with a $41,000 for income taxes in 2008. In 2009, the Company recognized a federal refundable research and development tax credit which was the principal cause for the reduction in income taxes. The provision for 2008 was principally from state income and capital taxes.

Discontinued Operations

On November 5, 2007, the Board of Directors of the Company’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), in consultation with, and with the approval of, the Board of Directors of the Company, decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio’s creditors. All of the costs incurred in 2009 associated with the Assignment were estimated and accrued in prior periods, with the exception of $50,000 in interest expense that HemaBio continued to accrue on two notes payable to former investors of HemaBio.

2009 and 2008 Quarterly Financial Data

The following table presents unaudited statement of income data for each of the eight quarters ended December 31, 2009. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Share and Per Share Data)

	2008				2009
	Quarter Ended				Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30		Dec. 31
Continuing Operations
Revenue	$8,608	$9,562	$9,474	$9,974	$9,711	$10,029		$8,401	$8,246
Gross profit	1,505	1,785	1,511	1,701	1,535	2,034		1,453	1,430
Income before other expense	92	270	59	188	84	417		158	218
Other expense (income)	-	65	(396)	-	-	-		-	-
Income before income taxes	92	205	455	188	84	417		158	218
Income tax provision (benefit)	5	40	-	(4)	3	48		(88)	9

Net income from continuing operations	$87	$165	$455	$192	$81	$369		$246	$209

Earnings per share
Basic	$0.01	$0.02	$0.05	$0.02	$0.01	$0.04		$0.02	$0.02
Diluted	$0.01	$0.02	$0.05	$0.02	$0.01	$0.04		$0.02	$0.02

Discontinued Operations
Net income (loss) from discontinued operations	$-	$263	$(170)	$(13)	$(12)	$(12)		$(13)	$(13)
(Loss) earnings per share
Basic	$-	$0.02	$(0.02)	$(0.00)	$(0.00)	$(0.00)		$(0.00)	$(0.00)
Diluted	$-	$0.02	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$	(0.00)	$(0.00)

The Company’s quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future, due to a number of factors, many of which are not within the Company’s control. If quarterly revenue or operating results fall below the expectations of investors, the price of the Company’s common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for the Company’s products and services, and the ability to obtain the required resources to satisfy customer demand;
•	ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;
•	ability to manage inventories, accounts receivable and cash flows;
•	ability to control costs; and
•	ability to attract qualified blood donors.

The level of expenses incurred depends, in part, on the expectation for future revenue. In addition, since many expenses are fixed in the short term, the Company cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that impact the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Share-Based Incentive Programs

Pursuant to Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topics 505 and 718, Equity and Stock Based Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred. The Company’s assessment of the estimated fair value of share-based payments is impacted by the price of the Company’s stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management calculated fair value based on fair value of the stock at the date of issuance for restricted stock and restricted stock units. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

•	The expected volatility of the common stock price, which was determined based on historical volatility of the Company’s common stock;
•	expected dividends, which are not anticipated;
•	expected life, which is estimated based on the historical exercise behavior of employees; and
•	expected forfeitures.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on earnings.

During 2009, the Company used the 2006 Equity Incentive Plan (“2006 Plan”) to issue stock option grants totaling 260,000 shares of the Company’s Common Stock to directors and senior management, which Company determined, utilizing the Black-Scholes valuation model, that the fair value of these options was $109,000.

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

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Pursuant to ASC Topic 740, Income Taxes, the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that a selection of different input variables could produce a materially different estimate of the provision, asset, liability and valuation allowance.

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of December 31, 2009, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of ASC Topic 740-10. The oldest tax year that remains open to possible evaluation and interpretation of the Company's tax position is 1995.

In September 2008, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2008 and 2009; however, due to other timing differences, this suspension did not materially impact the Company’s 2009 tax provision to the State of California.

Recent Accounting Pronouncements

See Note 2 to Notes to Consolidated Financial Statements appearing elsewhere in this report for a description of recent accounting pronouncements, including the expected dates of adoption and the expected effects, if any, of such pronouncements on the Company’s results of operations and financial condition.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand, available borrowings under the Wells Fargo line of credit, and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Liquidity also depends on maintaining compliance with the various loan covenants.

For continuing operations, the Company, on December 31, 2009, had cash and cash equivalents of $1,007,000 and working capital of $3,800,000.

Management anticipates that cash on hand, availability on the Wells Fargo line of credit and cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the next phase of the Company’s information technology project.

Line of Credit

Until April 10, 2008, the Company’s senior secured credit facility was with Comerica Bank (“Comerica”). The Comerica credit facility was collateralized by substantially all of the Company’s assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company’s indebtedness to Comerica immediately due and payable. From September 30, 2007 and until April 10, 2008, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

On April 10, 2008, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement (“Wells Agreement”) with Wells Fargo Bank (“Wells Fargo”) to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provided that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement was three years. Interest on the working capital line of credit was payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit was payable monthly at the Wells Fargo prime rate.  The Wells Agreement also required minimum monthly interest payments of $14,000. The Wells Agreement was collateralized by substantially all of the Company’s assets and required the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

Upon closing of the Wells Agreement, the Company used the available proceeds to pay in full the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica credit facility, and Comerica released the security interest in the Company’s assets.

On December 9, 2009, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace the Wells Agreement. The New Wells Agreement provides that the Company may borrow the lesser of 80% of eligible accounts receivables, or $5 million with respect to the revolving line of credit with a maturity date of December 1, 2011. Most of the terms in the New Wells Agreement are similar to those in the Wells Agreement; however, the New Wells Agreement provides that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the Bank’s Prime Rate, but eliminates any minimum monthly interest requirement. As of December 31, 2009, the interest rate on this line of credit was 3.5%. The New Wells Agreement also grants the Bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.  Based on eligible accounts receivable as of December 31, 2009, the Company’s borrowing base on this line of credit was $2.7 million. The Company had no outstanding borrowings as of December 31, 2009. Wells Fargo previously issued an $815,000 Letter of Credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility. Although no amounts have been drawn against the Letter of Credit, the amount available to borrow is reduced by the value of this Letter of Credit. Therefore, as of December 31, 2009, the amount available from this line of credit for the Company to borrow was $1.9 million. The New Wells Agreement requires the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement requires the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. As of December 31, 2009, the Company was in compliance with all of the covenants in the New Wells Agreement.

Notes Payable of HemaBio

As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. The second note for $46,200 for the benefit of Valentin Adia, required four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. The Company failed to pay the first installment due to Mr. Mauro and Mr. Adia on August 29, 2007.

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

As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $396,000, which is reported on the Company’s third quarter 2008 income statement as a component of other income.

When the Company acquired HemaBio, two former HemaBio investors, Dr. Lawrence Feldman and Dr. Karen Raben, each held a $250,000 note from HemaBio. Both of these notes require four equal annual installments of $62,500, plus accrued interest, commencing August 29, 2007, until paid and pay interest at 7% annually, and are secured by all of the assets of HemaBio, and were subordinate to Comerica.

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $50,000 for the year ended December 31, 2009.

As of December 31, 2009, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved.

Cash Flows

Net cash provided by operating activities from continuing operations was $3,249,000 for 2009, compared with $599,000 for 2008, representing an increase of $2,650,000. The increase was primarily due to a decrease in accounts receivable of $2,453,000 in 2009 compared with an increase of $1,126,000 in 2008. This was partially offset by a decrease in accounts payable, accrued payroll and deferred rent of $1,584,000 in 2009 compared with an increase in 2008 of $250,000. The decrease in accounts receivable was the result of management’s focus and attention on receivable collections throughout 2009. The Company’s Days Sales Outstanding for continuing operations stood at 41 days as of December 31, 2009, compared with 56 as of December 31, 2008. The decrease in accounts payable, accrued expenses and deferred rent was partially due to an accrual for 401(k) match in 2008, compared with no accrual in 2009, and the payment of vendor obligations to terms in 2009 compared to 2008.

Cash used in investing activities from continuing operations increased to $674,000 in 2009 from $564,000 for 2008, and was primarily due to a decrease in investment in capital expenditures. In both years, the single largest use of cash for capital expenditures was to support the implementation of the Company’s information technology project.

Cash used in financing activities from continuing operations in 2009 was $2,471,000 compared with $448,000 cash provided by financing activities in 2008. In 2009, the Company paid off all obligations owed to Wells Fargo which was the primary use of cash, whereas in 2008 the Company received $433,000 in cash from the sale of common stock.

Net cash used in operating activities from discontinued operations in 2009 was $97,000 compared with cash provided of $176,000 in 2008. The cash used in 2009 was for accrued fees and other expenses associated with the HemaBio Assignment. The majority of the cash generated from discontinued operations in 2009 was a result of the sale of inventory previously written-off.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Item 7a	Quantitative And Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 8	Financial Statements and Supplementary Data

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear beginning on page F-3.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T)	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

As part of previous evaluations of internal controls, management identified specific internal control weaknesses and, in response thereto, made the following changes to the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009:

•	greater segregation of duties among staff to prevent and detect fraud;
•	communication of authorized checks to the Company’s bank to prevent and detect fraud;
•	enhanced supervision and approvals over the issuance of credit memos; and
•	greater control over unauthorized access to spreadsheets used to prepare certain accounting entries.

Other than these changes, there were no other changes in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fiscal quarter ended December 31, 2009 that would have materially impacted, or reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and corporate governance

The information concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

Item 11	Executive Compensation

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information - Security Ownership of Principal Stockholders and Management” and “Proposal 1 - Election of Directors” contained in the Proxy Statement.

Item 13	Certain Relationships And Related Transactions, and director independence

The information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors – Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14	Principal Accounting Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2008.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.

10.1*	1996 Stock Incentive Plan, as amended, of the Registrant, incorporated by reference to Appendix to the Proxy Statement of the Registrant filed on April 14, 2005.

10.1.1*	Amended and Restated HemaCare Corporation 1996 Stock Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 99.6 to Form 8-K of the Registrant filed on January 8, 2009.

10.2*	2006 Equity Incentive Plan of the Registrant, incorporated by reference to Annex A to the Proxy Statement of the Registrant filed on April 21, 2006.

10.2.1*	Amended and Restated HemaCare Corporation 2006 Equity Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 99.5 to Form 8-K of the Registrant filed on January 8, 2009.

10.3*	2004 Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2004.

10.4
Lease agreement between HemaCare Corporation, as tenant, and ECI Sherman Plaza LLC, as landlord for approximately 20,000 square feet located in Van Nuys, California, dated February 10, 2006, incorporated by reference to Exhibit 99.1 of Form 8-K of the Registrant filed on March 1, 2006.

10.5*
Change of Control Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer, dated December 31, 2008, incorporated by reference to Exhibit 99.4 to Form 8-K of the Registrant filed on January 8, 2009.

10.6*	Employment letter between the Registrant and Robert S. Chilton, dated December 31, 2008, incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed on January 8, 2009.

10.7*
Indemnification Agreement between HemaCare Corporation and Robert Chilton, Executive Vice President and Chief Financial Officer dated July 5, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on July 6, 2006.

10.8*
Employment Agreement dated August 29, 2006, between HemaCare Corporation and Joseph Mauro, incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.9*
Employment Agreement dated August 29, 2006, between HemaCare Corporation and Valentin Adia, incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.10
Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Lawrence Feldman, incorporated by reference to Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.11
Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Karen Raben, incorporated by reference to Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.12
Letter agreement dated August 29, 2006, among HemaCare Corporation, Teragenix Corporation, Dr. Lawrence Feldman and Dr. Karen Raben, incorporated by reference to Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.

10.13
Select Series License Agreement with Prelude Exhibit dated December 29, 2006, between Information Data Management, Inc. and HemaCare Corporation, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 5, 2008.

10.14	Security Agreement between Teragenix Corporation and Joseph Mauro dated August 29, 2006, incorporated by reference to Exhibit 99.5 to Form 8-K of the Registrant filed on November 7, 2008.

10.15	Assignment for the Benefit of Creditors made as of December 4, 2007, incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K filed on December 14, 2008.

10.16
First Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated August 17, 2006, incorporated by reference to Exhibit 10.35 to Form 10-K of the Registrant for the year ended December 31, 2007.

10.17
Second Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated April 11, 2008, incorporated by reference to Exhibit. 10.36 to Form 10-K of the Registrant for the year ended December 31, 2007.

10.18
Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24. 2008.

10.19
Indemnification Agreement between HemaCare Corporation and Julian Steffenhagen, executed March 11, 2008, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2008.

10.20
Credit and Security Agreement between HemaCare Corporation, Coral Blood Services, Inc., and Wells Fargo Bank, National Association, dated April 10, 2008, incorporated by reference to Exhibit 10.39 to Form 10-K of the Registrant for the year ended December 31, 2007.

10.20.1
First Amendment to Credit and Security Agreement among HemaCare Corporation and Coral Blood Services, Inc. and Wells Fargo Bank, dated August 13, 2009, incorporated by reference to Exhibit 3.3 to Form 10-Q of the Registrant for the quarter ended June 30, 2009.

10.20.2
Second Amendment to Credit and Security Agreement among HemaCare Corporation and Coral Blood Services, Inc. and Wells Fargo Bank, dated August 13, 2009, incorporated by reference to Exhibit 3.4 to Form 10-Q of the Registrant for the quarter ended June 30, 2009.

10.21*	Employment letter between the Registrant and John Doumitt, dated December 31, 2008, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on January 8, 2009.

10.22*
Change of Control Agreement between HemaCare Corporation and John Doumitt, Chief Executive Officer, dated December 31, 2008, incorporated by reference to Exhibit 99.3 to Form 8-K of the Registrant filed on January 8, 2009.

10.23
Settlement Agreement and Mutual General Release entered into as of August 26, 2008, between HemaCare Corporation and Joseph Mauro and Valentin Adia, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed on September 5, 2008.

10.24*
Indemnification Agreement between HemaCare Corporation and John Doumitt, Chief Executive Officer dated March 24, 2009, incorporated by reference to Exhibit 10.43 to Form 10-K of the Registrant for the year ended December 31, 2008.

10.25
Credit Agreement among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on December 15, 2009.

10.26
Revolving Line of Credit Note by HemaCare Corporation and Coral Blood Services, Inc. to the benefit of Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on December 15, 2009.

10.27
Third Party Security Agreement: Rights to Payment and Inventory between Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.3 to Form 8-K of the Registrant filed on December 15, 2009.

10.28
Third Party Security Agreement: Rights to Payment and Inventory between HemaCare Corporation, and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.4 to Form 8-K of the Registrant filed on December 15, 2009.

10.29
Continuing Security Agreement: Rights to Payment and Inventory among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K of the Registrant filed on December 15, 2009.

10.30
Third Party Security Agreement: Equipment between Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K of the Registrant filed on December 15, 2009.

10.31
Third Party Security Agreement: Equipment between HemaCare Corporation, and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant filed on December 15, 2009.

10.32
Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant filed on December 15, 2009.

10.33*
Separation Agreement between HemaCare Corporation and John Doumitt, the Company’s former Chief Executive Officer dated February 26, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on March 16, 2010.

10.34*
Employment Agreement between HemaCare Corporation and Pete van der Wal, President and Chief Executive Officer dated March 2, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on March 16, 2010.

10.35*
Separation Agreement between HemaCare Corporation and Robert Chilton, the Company’s Chief Financial Officer dated March 11, 2010, incorporated by reference to Exhibit 10.3 to Form 8-K of the Registrant filed on March 16, 2010.

11.	Computation of earnings (loss) per common equivalent share.

14.	Code of Ethics – incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.

21.	Subsidiaries of the Registrant.

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.

24.	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 23, 2010	HEMACARE CORPORATION

By: /s/ Robert S. Chilton
Robert S. Chilton, Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pete van der Wal, President and Chief Executive Officer, and Robert S. Chilton, Executive Vice President, Chief Financial Officer and Corporate Secretary, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the twenty-third day of March, 2010.

Signature	Title

/s/ Pete van der Wal Pete van der Wal	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert S. Chilton Robert S. Chilton	Executive Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Steven Gerber Steven Gerber	Chairman of the Board, Director

/s/ Julian Steffenhagen Julian Steffenhagen	Director

/s/ Teresa Sligh Teresa Sligh	Director

/s/ Terry Van Der Tuuk Terry Van Der Tuuk	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HemaCare Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HemaCare Corporation and subsidiaries (the “Company”), as of December 31, 2009 and 2008, and the related condensed consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Irvine, California
March 23, 2010

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,007,000	$903,000
Accounts receivable, net of allowance for
doubtful accounts of $87,000 in 2009 and $226,000 in 2008	3,669,000	6,051,000
Product inventories and supplies	870,000	1,166,000
Prepaid expenses	558,000	609,000
Assets held for sale	215,000	319,000
Other receivables	56,000	58,000
Total current assets	6,375,000	9,106,000
Plant and equipment, net of accumulated
depreciation and amortization of $6,654,000 in 2009 and
$5,650,000 in 2008	4,035,000	4,417,000
Other assets	165,000	173,000
Total assets	$10,575,000	$13,696,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,601,000	$2,823,000
Accrued payroll and payroll taxes	583,000	784,000
Other accrued expenses	217,000	333,000
Liabilities related to assets held for sale	2,049,000	2,102,000
Current obligation under notes payable	-	2,471,000
Total current liabilities	4,450,000	8,513,000
Deferred rent	600,000	645,000
Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized,
10,049,539 issued and outstanding in 2009 and 9,886,955 in 2008	16,336,000	16,204,000
Accumulated deficit	(10,811,000)	(11,666,000)
Total shareholders' equity	5,525,000	4,538,000
Total liabilities and shareholders' equity	$10,575,000	$13,696,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

	2009	2008
Revenue
Blood products	$28,642,000	$29,633,000
Blood services	7,745,000	7,985,000
Total revenue	36,387,000	37,618,000

Operating costs and expenses
Blood products	24,355,000	25,264,000
Blood services	5,580,000	5,852,000
Total operating costs and expenses	29,935,000	31,116,000

Gross profit	6,452,000	6,502,000

General and administrative expenses	5,575,000	5,893,000

Income from continuing operations before other income	877,000	609,000

Other income	-	331,000

Income from continuing operations before income taxes	877,000	940,000

(Benefit) provision for income taxes	(28,000)	41,000

Income from continuing operations	905,000	899,000

Discontinued Operations:
(Loss) income from discontinued operations before income taxes	(50,000)	80,000

Provision for income taxes	-	-

(Loss) income from discontinued operations	(50,000)	80,000

Net income	$855,000	$979,000

Income per share
Basic
Continuing operations	$0.09	$0.09
Discontinued operations	$(0.00)	$0.01
Total	$0.09	$0.10
Diluted
Continuing operations	$0.09	$0.09
Discontinued operations	$(0.00)	$0.01
Total	$0.08	$0.10

Weighted average shares outstanding-basic	10,008,000	9,533,000

Weighted average shares outstanding-diluted	10,132,000	9,706,000

The accompanying notes are an integral part of these  condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance as of December 31, 2007	8,800,000	$15,717,000	$(12,645,000)	$3,072,000

Stock options exercised	140,000	44,000	-	44,000
Issuance of common stock through
Employee Stock Purchase Plan	1,195,000	433,000	-	433,000
Transfer of common stock from settlement	(248,000)	(126,000)	-	(126,000)
Share-based compensation expense		136,000	-	136,000
Net income			979,000	979,000
Balance as of December 31, 2008	9,887,000	$16,204,000	$(11,666,000)	$4,538,000

Conversion of restricted stock and restricted stock units to common stock	163,000	-	-	-
Share-based compensation expense	-	132,000		132,000
Net income	-	-	855,000	855,000
Balance as of December 31, 2009	10,050,000	$16,336,000	$(10,811,000)	$5,525,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2009	2008
Cash flows from operating activities:
Net income	$855,000	$979,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss (income) from discontinued operations	50,000	(80,000)
(Recovery of) provision for bad debts	(71,000)	17,000
Depreciation and amortization	1,054,000	1,002,000
Loss (gain) on disposal of assets	2,000	(8,000)
Share-based compensation	132,000	136,000
Gain on transfer of common stock	-	(126,000)
Discharge of debt and related accrued interest	-	(242,000)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,453,000	(1,126,000)
Decrease (increase) in inventories, supplies and prepaid expenses	347,000	(242,000)
Decrease in other receivables	2,000	25,000
Decrease in other assets	8,000	14,000
(Decrease) increase in accounts payable, accrued payroll, accrued expenses
and deferred rent	(1,583,000)	250,000
Net cash provided by operating activities	3,249,000	599,000

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	10,000	13,000
Purchases of plant and equipment	(684,000)	(577,000)
Net cash used in investing activities	(674,000)	(564,000)

Cash flows from financing activities:
Proceeds from sale of common stock	-	433,000
Proceeds from the exercise of stock options	-	44,000
Principal payments on notes payable	(2,471,000)	(29,000)
Net cash (used in) provided by financing activities	(2,471,000)	448,000

Net cash provided by continuing operations	104,000	483,000

Cash Flows - Discontinued Operations
Net cash (used in) provided by operating activities	(97,000)	176,000
Net cash (used in) provided by discontinued operations	(97,000)	176,000

Increase in cash and cash equivalents	7,000	659,000
Cash and cash equivalents at beginning of period	1,215,000	556,000
Cash and cash equivalents at end of period	1,222,000	1,215,000

Cash and cash equivalents - Continuing operations	1,007,000	903,000
Cash and cash equivalents - Assets held for sale	215,000	312,000
Total cash and cash equivalents	$1,222,000	$1,215,000

Supplemental disclosure:
Interest paid	$160,000	$205,000
Income taxes (refunded) paid	$(26,000)	$22,000

Supplemental disclosure of non-cash activities:
Transfer of common stock due to settlement of litigation	$-	$(126,000)

Reduction in notes payable and related accrued interest due to settlement of litigation	$-	$(242,000)

The accompanying notes are an integral part of these consolidated financial statements.

HemaCare Corporation
Notes to Consolidated Financial Statements
December 31, 2009

Note 1 - Organization

HemaCare Corporation (“HemaCare or the “Company”), along with its wholly-owned subsidiary Coral Blood Services, Inc., collects, processes and distributes blood products to hospitals and research related organizations in the United States, and has operations in Southern California, Maine and Mid-Atlantic United States. In 2006, HemaCare acquired 100% of the capital stock of Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”). On November 5, 2007, the Board of Directors of HemaBio decided to close all operations of HemaBio.

Note 2 - Summary of Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications: Certain reclassifications have been made to the prior year balance sheet information to conform to the December 31, 2009 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also impact the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2009 and December 31, 2008, the Company had uninsured cash and cash equivalents of $754,000 and $712,000, respectively.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value. The interest rate applied to capital leases is based upon the Company's borrowing rate, and therefore their carrying value approximates fair value.

In February 2007, the FASB issued ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. Under ASC 825, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. As the Company did not elect fair value treatment for qualifying instruments that existed as of January 1, 2008, the adoption of ASC Topic 825 did not have an impact on its financial statements. The Company may elect to measure qualifying instruments at fair value in the future.

Revenue and Accounts Receivable: The Company recognizes revenue upon shipment of its products to its customers, provided that the Company has received a purchase order, the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred. Revenue is recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Blood services revenue consists primarily of mobile therapeutics sales, while blood products revenue consists primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability.

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory for either continuing or discontinued operations in either 2009 or 2008.

Inventories are comprised of the following as of December 31,

	2009	2008
Supplies	$691,000	$761,000
Blood products	179,000	405,000
Total	$870,000	$1,166,000

Plant and Equipment: Plant and equipment are stated at original cost less accumulated depreciation and amortization and impairment charges. Furniture, fixtures, equipment and vehicles are depreciated using the straight-line method over five to ten years. Leasehold improvements are amortized over the lesser of their useful life or the length of the lease, ranging from three to ten years. The cost of normal repairs and maintenance are expensed as incurred.

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

Income Taxes: Under the provisions of ASC Topic 740, Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2009 and 2008 and therefore booked a 100% valuation allowance both years resulting in the elimination of the deferred tax asset from the Company’s balance sheet as of December 31, 2009 and December 31, 2008, and in 2008 a related charge to the provision for income taxes.

On January 1, 2007, the Company adopted ASC Topic 740-10, Income Taxes, which clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of ASC Topic 740-10.

Per Share Data: Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, restricted stock, restricted stock units and warrants.

Interest Expense: During the years ended December 31, 2009 and 2008, the Company incurred interest expense of $160,000 and $164,000, for continuing operations and $50,000 and $50,000 for discontinued operations, respectively.

Share-Based Compensation: As per the ASC Topics 505 and 718, Equity and Stock Based Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred. The Company’s assessment of the estimated fair value of share-based payments is impacted by the price of the Company’s stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management calculated fair value based on fair value of the stock at the date of issuance for restricted stock and restricted stock units. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement.

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

Recent Accounting Pronouncements:

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, which amends FASB codification Subtopic 820-10, Fair Value Measurements and Disclosures. The amendments in this update require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for fair value measurements using significant unobservable inputs (Level 3), as well as disclosure of the level of disaggregation and valuation techniques and inputs. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (FASB Codification Subtopic 715-20). These amendments are effective for annual reporting periods beginning after December 15, 2009. The adoption of this standard did not materially impact the Company’s financial position, results of operation or cash flows for the year ended December 31, 2009.

ASC Topic 320, Subtopic 10, Investments - Debt and Equity Securities – Overall, which addresses the former Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not materially impact the Company’s financial position, results of operation or cash flows for the year ended December 31, 2009.

ASC Topic 820 Subtopic 10, Fair Value Measurements and Disclosures – Overall, (“ASC 820-10”) Paragragh 65 relating to the former FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, issued in April, 2009 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not materially impact the Company’s financial position, results of operation or cash flows for the year ended December 31, 2009.

Effective April 1, 2009, the FASB issued ASC Topic 855 Subtopic 10, Subsequent Events - Overall, formerly Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after September 15, 2009. On February 24, 2010, the FASB issued ASU 2010-09 that amended ASC Topic 855 to exempt “SEC filers”, such as the Company, from the requirement to disclose the date through which subsequent events were evaluated for disclosure and recognition. This amendment was effective as of the issuance date. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

Effective July 1, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (“ASU 2009-05”). The objective of ASU 2009-05 is to clarify how entities should estimate the fair value of liabilities under the ASC 820. ASU 2009-05 provides amendments to ASC 820-10, for the fair value measurement of liabilities. This ASU is effective for first reporting period, including interim periods, beginning after issuance. The implementation of this standard did not have a material impact on the financial statements of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures- Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides amendments to ASC 820-10, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in ASU 2009-12:

•
Create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date.

•
Require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.

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

The adoption of this standard did not materially impact the Company’s financial position, results of operation or cash flows for the year ended December 31, 2009.

Effective July 1, 2009, the FASB issued ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“ASU 2009-01”), formerly SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166). SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt, and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual report and for interim and annual reporting periods thereafter. As of the date of the filing of this 10K, SFAS No. 166 has not yet been added into the ASC. The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows for the year ended December 31, 2009.

Note 3 – Discontinued Operations

In the first six months of 2007, HemaBio, produced significantly lower earnings than anticipated by the Company and HemaBio’s management team. In the third quarter of 2007, HemaBio’s management team projected a net loss from operations of approximately $300,000, and projected further losses for the fourth quarter of 2007 as well. On November 2, 2007, HemaBio received letters of resignation from Mr. Joseph Mauro, HemaBio’s President, and Mr. Valentin Adia, HemaBio’s Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the “good reason” provisions of their employment agreements. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined that HemaBio’s business could not operate successfully because i) HemaBio was always operated as a separate and independent business from the Company, ii) HemaBio’s employees, principally Mr. Mauro and Mr. Adia, possessed all knowledge of HemaBio’s suppliers, markets and customers, iii) without senior management there were no other individuals at HemaBio who could run the business and find a pathway to future profitability, iv) none of the Company’s management were available, nor possessed the knowledge, to take over the responsibility to run HemaBio, and v) the projected operating losses at HemaBio were growing, and HemaBio did not have sufficient financial resources to operate for the time period required to recruit, hire and train new management. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio, effective November 5, 2007.

On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law.

Per ASC Topic 205-20 Discontinued Operations and ASC Topic 360-10 Impairment or Disposal of Long-Lived Assets, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of December 31, 2009 and December 31, 2008:

HEMACARE BIOSCIENCE, INC
Discontinued Operations
December 31,

	2009	2008

Assets held for Sale
Cash and cash equivalents	$215,000	$312,000
Other receivables	-	7,000
Total assets held for sale	$215,000	$319,000

Liabilities related to assets held for sale
Accounts payable	$779,000	$882,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	167,000	117,000
Notes Payable	500,000	500,000
Total liabilities related to assets held for sale	$2,049,000	$2,102,000

When the Board of Directors of HemaBio authorized the execution of the Assignment of Benefit of Creditors, HemaBio conveyed all of its assets, defined as “all real property, fixtures, goods, stock inventory, equipment, furniture, furnishings, accounts receivable, bank deposits, cash, promissory notes, cash value and proceeds of insurance policies, claims and demands”, to the Assignee. The Assignee is then responsible for liquidating any non-monetary assets, for the purpose of eventually satisfying any and all creditor claims against HemaBio. Unlike a federal bankruptcy proceeding, the Florida ABC process does not stay any legal action the creditors might choose to force HemaBio to pay claims.

Therefore, management concluded that given the liabilities remain outstanding throughout the ABC, it was appropriate to keep these liabilities on the books of HemaBio as outstanding until such time as the Assignee pays these claims, or the claimants rights to pursue claims expires per the Florida Statute of Limitations.

Management analyzed all of the claims submitted to the Assignee, and after reviewing the applicable Florida Statute of Limitations, management determined that the claimant’s rights to pursue claims would not expire for at least four years. Therefore, management concluded that none of the claims against HemaBio can be removed as of December 31, 2009.

Note 4 - Allowance for Doubtful Accounts

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

For 2009, the Company recorded a decrease of $71,000 to the allowance for doubtful accounts for continuing operations as a result of management’s review of outstanding receivables, whereas for 2008 the Company recorded an increase of $17,000. In 2009, the decrease was due to collection of customer balances previously included in the allowance. In 2008 the increase was as a result of i) a delay in the approval of the California State budget, which resulted in slow payments from customers with a high concentration of Medi-Cal patients, and ii) turnover in the credit and collections staff of the Company which slowed collections during the second half of the 2008. Write offs against the allowance for doubtful accounts totaled $68,000 in 2009 and $93,000 in 2008. The Company’s policy is to write-off a receivable when collection efforts are terminated and the probability of collection is very low.

Note 5 - Plant and Equipment

Plant and equipment consists of the following:

	December 31,	December 31,
	2009	2008

Furniture, fixtures and equipment	$8,375,000	$7,782,000
Leasehold improvements	2,314,000	2,285,000

Less accumulated depreciation and amortization	(6,654,000)	(5,650,000)
	$4,035,000	$4,417,000

Depreciation and amortization expense for 2009 and 2008 was $1,054,000 and $1,002,000 respectively,

Note 6 - Line of Credit and Notes Payable

Until April 10, 2008, the Company’s senior secured credit facility was with Comerica Bank (“Comerica”). The Comerica credit facility was collateralized by substantially all of the Company’s assets and required the maintenance of certain covenants. This facility provided that, in the event the Company failed to observe any such covenants, or permitted a default in any material agreement to which the Company was a party with third parties that results in an acceleration of any indebtedness, then an event of default would have occurred under the Comerica facility, and Comerica may, among other things, declare the Company’s indebtedness to Comerica immediately due and payable. From September 30, 2007 until April 10, 2008, the Company was not in compliance with certain financial covenants in the Comerica facility, and Comerica did not provide a waiver of this violation as provided in the past.

On April 10, 2008, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a Credit and Security Agreement (“Wells Agreement”) with Wells Fargo Bank (“Wells Fargo”) to provide a $4.75 million, revolving line of credit for working capital purposes, and a $250,000 capital expenditure line of credit. The Wells Agreement provided that the Company may borrow the lesser of 85% of eligible accounts receivables, or $4.75 million with respect to the revolving line of credit. The term of the Wells Agreement was three years. Interest on the working capital line of credit was payable monthly at a rate of the Wells Fargo prime rate minus 0.25%, and interest on the capital expenditure line of credit was payable monthly at the Wells Fargo prime rate. The Wells Agreement also required minimum monthly interest payments of $14,000. The Wells Agreement was collateralized by substantially all of the Company’s assets and required the maintenance of certain covenants that, among other things, require minimum levels of profitability and prohibit the payment of dividends.

Upon closing of the Wells Agreement, the Company used the available proceeds to pay in full the outstanding debt obligation to Comerica in full. In exchange, the Company and Comerica terminated the Comerica credit facility, and Comerica released the security interest in the Company’s assets.

On December 9, 2009, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace the Wells Agreement. The New Wells Agreement provides that the Company may borrow the lesser of 80% of eligible accounts receivables, or $5 million with respect to the revolving line of credit with a maturity date of December 1, 2011. Most of the terms in the New Wells Agreement are similar to those in the Wells Agreement; however, the New Wells Agreement provides that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the Bank’s Prime Rate, but eliminates any minimum monthly interest requirement. As of December 31, 2009, the interest rate on this line of credit was 3.5%. The New Wells Agreement also grants the Bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc. Based on

eligible accounts receivable as of December 31, 2009, the Company’s borrowing base on this line of credit was $2.7 million. The Company had no outstanding borrowings as of December 31, 2009. Wells Fargo previously issued an $815,000 Letter of Credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility. Although no amounts have been drawn against the Letter of Credit, the amount available to borrow is reduced by the value of this Letter of Credit. Therefore, as of December 31, 2009, the amount available from this line of credit for the Company to borrow was $1.9 million. The New Wells Agreement requires the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement also requires the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. As of December 31, 2009, the Company was in compliance with all of the covenants in the New Wells Agreement.

As part of the consideration to acquire HemaBio, the Company issued a promissory note to both of the sellers. One note for $153,800 for the benefit of Joseph Mauro required four equal annual installments of $38,450, plus accrued interest, commencing August 29, 2007 until paid. The second note for $46,200 for the benefit of Valentin Adia, required four equal annual installments of $11,550, plus accrued interest, commencing August 29, 2007 until paid. The Company failed to pay the first installment due to Mr. Mauro and Mr. Adia on August 29, 2007.

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

As a result of the cancellation of the promissory notes, and other consideration received by the Company from the Mauro/Adia Agreement, the Company recognized a gain of $396,000, which is reported on the Company’s third quarter 2008 income statement as a component of other income.

When the Company acquired HemaBio, two former HemaBio investors, Dr. Lawrence Feldman and Dr. Karen Raben, each held a $250,000 note from HemaBio. Both of these notes require four equal annual installments of $62,500, plus accrued interest, commencing August 29, 2007, until paid and pay interest at 7% annually, and are secured by all of the assets of HemaBio, and were subordinate to Comerica.

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $50,000 for the year ended September 30, 2009.

As of December 31, 2009, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved. Both of these notes are included in the Company’s December 31, 2009 balance sheet as part of Liabilities related to Assets Held for Sale.

There are only two future minimum payment obligations under the line of credit and notes payable, which are the two notes of HemaBio to Drs. Raben and Feldman that total $500,000.

Note 7 - Leases

The Company leases its facilities and certain equipment under operating leases that expire through the year 2017.

Future minimum rentals under operating leases for continuing operations are as follows:

Years ending December 31,	Operating
2010	$889,000
2011	841,000
2012	670,000
2013	563,000
2014	560,000
Thereafter	1,466,000
Total	$4,989,000

For continuing operations total rent expense under all operating leases was $893,000 and $685,000 for the years ended December 31, 2009 and 2008, respectively.

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

The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The Company allocates on a straight-line basis the total lease payments, including rent escalation, abated rent, and tenant improvement reimbursement, over the term of the lease. As a result, the Company will recognize approximately $41,000 in monthly rent expense over the term of the lease. As of December 31, 2009, the Company recorded $43,000 in deferred rent associated with this lease to be utilized over the next twelve months. This amount is included in other accrued expenses on the balance sheet. As of December 31, 2009, the Company has remaining $600,000 deferred rent associated with this lease, included in other long-term liabilities on the balance sheet.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of ASC Topic 740-10. The oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 1995.

Note 8 - Income Taxes

The provision for income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Federal - refundable research and development credit	$(12,000)	$-
State – current year provision	14,000	41,000
State – prior year amendments and refunds	(30,000)	-
Income tax (benefit) provision	$(28,000)	$41,000

For continuing operations, the Company recorded a $28,000 benefit from income taxes for 2009 compared with a $41,000 provision for income taxes for 2008.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of ASC Topic 740-10. The oldest tax year that remains open to possible evaluation and interpretation of the Company's tax position is 1995.

Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Income tax expense at federal statutory rate	$296,000	$347,000
Refundable research and development credit	(12,000)	-
State income taxes, net of federal benefit	26,000	42,000
Change in valuation allowance	(514,000)	(919,000)
Permanent differences	44,000	44,000
Change in deferred tax asset and other	5,000	239,000
Expiration of federal credit	$157,000	$288,000
Income tax expense	2,000	41,000
State prior period tax amendments and refunds	(30,000)	-
Income tax (benefit) provision	$(28,000)	$41,000

The Company recognized no net deferred tax asset as of December 31, 2009 and 2008. The components of the net deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008
Current:
Accounts receivable reserve	$26,000	$82,000
Accrued expenses and other	623,000	666,000
Total current deferred tax asset	649,000	748,000

Noncurrent:
Net operating loss carryforward	2,489,000	1,399,000
Depreciation and amortization	(126,000)	1,151,000
Tax credit carryforward	85,000	243,000
Stock compensation	192,000	-
Other	(122,000)	140,000
Valuation allowance	(3,167,000)	(3,681,000)
Total non-current deferred tax	(649,000)	(748,000)
Total deferred tax asset	$-	$-

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

The Company determined at the end of 2009 and 2008 that, based on recent operating results, it was unlikely that the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets as of December 31, 2009 and December 31, 2008.

As of December 31, 2009, the value of the Company’s federal and state net operating loss carryforwards were $6.5 million and $10.7 million, respectively. The difference in the net operating loss carryovers for Federal and State purposes relate to the filing of combined versus stand alone income tax returns, particularly, for Hemacare Bioscience. The ability for the Company to utilize the available federal net operating loss is scheduled to expire over time starting in 2011 and ending in 2029. The ability for the Company to utilize the available state net operating loss is scheduled to expire over time starting in 2017 and ending 2029.

Utilization of our net operating loss may be subject to substantial annual limitation as a result from a change in ownership as provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss before utilization.

Note 9 - Shareholders' Equity

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

Eligible Participants. Awards may be granted under the 2006 Plan to any of the Company’s employees, directors, or consultants or Company affiliates. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of the Company or a related corporation.

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

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. As of December 31, 2009, the Company had utilized 1,012,585 of the shares reserved under the 2006 Plan, and 187,415 shares remain available. Awards may be granted to any employee, director or consultant of the Company or its subsidiaries, or those of the Company’s affiliates.

The table below summarizes stock option activity for 2009 and 2008:

	2009		2008
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,641,000	$1.23	1,829,000	$1.32
Granted	260,000	$0.42	345,000	$0.37
Exercised	-	$-	(140,000)	$0.32
Forfeited	-	$-	(39,000)	$1.05
Expired	(86,000)	$0.74	(354,000)	$1.22
Outstanding at end of year	1,815,000	$1.14	1,641,000	$1.23
Vested at end of year	1,453,000	$1.25	1,313,000	$1.32

As of December 31, 2009, the total aggregate intrinsic value of all fully vested stock options, and of all stock options outstanding, is $95,000 and $130,000, respectively.

The table below summarizes restricted stock activity for 2009 and 2008:

	2009		2008
	Shares	Price	Shares	Price
Outstanding at beginning of year	115,585	$-	-	$-
Granted	-	-	115,385	0.00
Exercised	(115,585)	0.00	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	-	$0.00	115,385	$0.00
Exercisable at end of year	-	-	-	-

The table below summarizes restricted stock unit activity for 2008 and 2009:

	2009		2008
	Shares	Price	Shares	Price
Outstanding at beginning of year	47,200	$0.00	-	$-
Granted	-	-	47,200	0.00
Exercised	(47,200)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	-	$0.00	47,200	$0.00
Exercisable at end of year	-	-	-	-

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.18 to $0.75	760,000	7.7 years	$ 0.43	472,000	$ 0.40
$0.76 to $1.50	650,000	4.4 years	$ 1.14	610,000	$ 1.16
$1.51 to $2.50	255,000	5.1 years	$ 2.34	221,000	$ 2.34
$2.51 to $2.71	150,000	7.1 years	$ 2.68	150,000	$ 2.68
	1,815,000	6.1 years	$ 1.14	1,453,000	$ 1.25

Per ASC Topics 505 and 718, Equity and Stock Based Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements.

For 2009, the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to December 31, 2009, based on the grant date fair value estimated in accordance with ASC Topics 505 and 718.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2009	2008

Weighted average fair value at date of grant for options granted during the period	$ 0.39	$ 0.35

Weighted average fair value for options exercised during the period	$ 0.00	$ 0.00

Weighted average fair value for options vested during the period	$ 0.57	$ 0.72

Risk-free interest rates	2.9%	3.6%

Expected stock price volatility	157.0%	158.0%

Expected dividend yield	0.0%	0.0%

Expected forfeitures	29.5%	29.5%

Expected Option Term	6.5 years	5.8 years

For the twelve months ended December 31, 2009, the Company recognized non-cash share-based compensation costs of $132,000, as a result of the adoption of ASC Topics 505 and 718, reducing the income before taxes and net income by this amount.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2009:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2009	328,000	$0.77
Granted	260,000	0.39
Vested	(226,000)	0.57
Cancelled	-	-
Nonvested at December 31, 2009	362,000	$0.63

As of December 31, 2009, the unrecognized compensation cost related to nonvested awards is $142,000 with a weighted-average period over which such unrecognized compensation is expected to be recognized of 3.1 years.

As of December 31, 2009, there are 1,453,000 fully vested stock options outstanding with a weighted average fair value of $0.49 and an average contractual term of 5.5 years.

Employee Stock Purchase Plan

On May 25, 2004, the Board of Directors of the Company approved the Company’s 2004 Stock Purchase Plan, (the “ESPP”), which initially provided for the issuance of up to 1,000,000 shares of the Company's Common Stock (subject to adjustment). The Company registered 1,000,000 such shares on a Registration Statement on Form S-8 (File No. 333-116405) filed with the Commission on June 10, 2004. On August 6, 2009, the Board of Directors of the Company increased the number of shares which may be issued and sold under the ESPP from 1,000,000 to 2,000,000 (subject to adjustment). On August 19, 2009, the Company filed a Registration Statement on Form S-8 with the SEC to register 1,000,000 additional shares of the Company's Common Stock for issuance pursuant to the ESPP, and such indeterminate number of additional shares as may become available under the ESPP as a result of the adjustment provisions thereof.

As of December 31, 2009, there are 570,000 remaining shares in the ESPP.

Note 10 - Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2009	2008
Net income from continuing operations	$905,000	$899,000

Weighted average shares outstanding	10,008,000	9,533,000
Net effect of diluted options and warrants	124,000	173,000
Weighted average dilutive shares outstanding	10,132,000	9,706,000

Earnings per share from continuing operations - diluted	$0.09	$0.09

Net income (loss) from discontinued operations	$(50,000)	$80,000

Earnings (loss) per share from discontinued operations - diluted	$(0.00)	$0.01

Net income	$855,000	$979,000

Earnings per share - diluted	$0.08	$0.10

Note 11 - 401(k) Profit Sharing Plan

The HemaCare Corporation 401(k) Profit Sharing Plan qualifies, in form, under Section 401(k) of the Code. The Company paid a matching contribution in 2009 for the 2008 plan year of $109,000. Due to the Company’s performance in 2009, the Company did not record an accrual for a matching 401(k) contribution for the 2009 plan year.

Note 12 - Commitments and Contingencies

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

Note 13 – Concentration Risk

The Company provides products and services to healthcare providers, hospitals and research related organizations, all of which are referred to as “customers” for purposes of identifying concentration risk in this section. During 2009, one customer represented 18.1% of the Company’s total revenue from continuing operations. The next two largest customers accounted for approximately 9.2% and 7.4% of total revenue respectively. The Company’s ten largest customers accounted for 56% of total revenue. Other than the lease of space for two donor centers at a customer’s facility, the Company’s only relationship with any of these customers is as a provider of blood products and services.

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

During 2009, the Company received goods and services from two major vendors; the first of which is Caridian BCT, which represented approximately 16.3% of the Company’s total operating costs from continuing operations. This vendor provided products that support the Company’s cell separation equipment used by both the blood products and blood services segments. The second largest vendor is Creative Testing Solutions, which represented approximately 13.1% of total operating costs from continuing operations. This vendor provided laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 14 – Subsequent Events

On February 26, 2010 John Doumitt resigned as the Company’s Chief Executive Officer, and as a member of the Company’s Board of Directors. On March 11, 2010, the Company and Mr. Doumitt entered into an agreement wherein in exchange for a release of any employment related claims Mr. Doumitt could assert against the Company, the Company agreed to pay Mr. Doumitt $62,500 on April 9, 2010.

On February 27, 2010 the Company's Board of Directors appointed Pete van der Wal, the Company’s Vice President of Sales and Marketing, as President and Chief Executive Officer, and appointed him to the Company’s Board of Directors. Mr. van der Wal was not selected pursuant to any arrangement or understanding between Mr. van der Wal or any other person. On March 11, 2010, the Company and Mr. van der Wal entered into an employment agreement pertaining to his service as President and Chief Executive Officer. The terms of Mr. van der Wal’s agreement provide that effective April 1 2010, Mr. van der Wal will receive a monthly salary of $18,750, and that he is eligible to receive an annual bonus up to 67% of his base annual salary, payable by March 15 of the subsequent year.

On March 11, 2010, Robert S. Chilton resigned as the Company’s Executive Vice President and Chief Financial Officer, and as a member of the Company’s Board of Directors, effective March 26, 2010. On March 15, 2010, the Company and Mr. Chilton entered into an agreement wherein in exchange for a release of any employment related claims Mr. Chilton could assert against the Company, the Company agreed to pay Mr. Chilton $115,000 on April 26, 2010.