Form 10-Q
period 2010-03-31
HEMACARE CORP /CA/
filed 2010-05-13
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, 10,049,539 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED
MARCH 31, 2010

i

Part I.     Financial Information

Item 1.   Financial Statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,619,000	$1,007,000
Accounts receivable, net of allowance for
doubtful accounts of $90,000 in 2010 and $87,000 in 2009	3,579,000	3,669,000
Product inventories and supplies	1,237,000	870,000
Prepaid expenses	414,000	558,000
Assets held for sale	215,000	215,000
Other receivables	22,000	56,000
Total current assets	7,086,000	6,375,000
Plant and equipment, net of accumulated
depreciation and amortization of $6,924,000 in 2010 and
$6,654,000 in 2009	3,909,000	4,035,000
Other assets	161,000	165,000
Total assets	$11,156,000	$10,575,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,813,000	$1,601,000
Accrued payroll and payroll taxes	1,029,000	583,000
Other accrued expenses	287,000	217,000
Liabilities related to assets held for sale	2,061,000	2,049,000
Total current liabilities	5,190,000	4,450,000
Deferred rent	585,000	600,000
Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized,
10,049,539 issued and outstanding in 2010 and 2009	16,396,000	16,336,000
Accumulated deficit	(11,015,000)	(10,811,000)
Total shareholders' equity	5,381,000	5,525,000
Total liabilities and shareholders' equity	$11,156,000	$10,575,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Blood services	$6,071,000	$7,858,000
Therapeutic services	1,776,000	1,853,000
Total revenues	7,847,000	9,711,000

Operating costs and expenses
Blood services	5,126,000	6,789,000
Therapeutic services	1,333,000	1,387,000
Total operating costs and expenses	6,459,000	8,176,000

Gross profit	1,388,000	1,535,000

General and administrative expenses	1,580,000	1,451,000

(Loss) income from continuing operations before income taxes	(192,000)	84,000

Provision for income taxes	-	3,000

(Loss) income from continuing operations	(192,000)	81,000

Discontinued Operations:
Loss from discontinued operations	(12,000)	(12,000)
Net (loss) income	$(204,000)	$69,000

(Loss) income per share
Basic and diluted
Continuing operations	$(0.02)	$0.01
Discontinued operations	$-	$-
Total	$(0.02)	$0.01

Weighted average shares outstanding-basic	10,049,539	9,903,622

Weighted average shares outstanding-diluted	10,049,539	9,974,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(204,000)	$69,000
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Loss from discontinued operations	12,000	12,000
Provision for (recovery of) bad debts	3,000	(31,000)
Depreciation and amortization	284,000	248,000
Loss on disposal of assets	3,000	-
Share-based compensation	60,000	54,000

Changes in operating assets and liabilities:
Decrease in accounts receivable	87,000	723,000
(Increase) decrease in inventories, supplies and prepaid expenses	(223,000)	53,000
Decrease in other receivables	34,000	15,000
Decrease in other assets	4,000	1,000
Increase in accounts payable, accrued payroll, accrued expenses
and deferred rent	713,000	482,000
Net cash provided by operating activities	773,000	1,626,000

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	1,000	-
Purchases of plant and equipment	(162,000)	(94,000)
Net cash used in investing activities	(161,000)	(94,000)

Cash flows from financing activities:
Principal payments on notes payable	-	(2,226,000)
Net cash used in financing activities	-	(2,226,000)

Net cash provided by (used in) continuing operations	612,000	(694,000)

Cash Flows - Discontinued Operations
Net cash used in operating activities	-	(12,000)
Net cash used in discontinued operations	-	(12,000)

Increase (decrease) in cash and cash equivalents	612,000	(706,000)
Cash and cash equivalents at beginning of period	1,222,000	1,215,000
Cash and cash equivalents at end of period	1,834,000	509,000

Cash and cash equivalents - Continuing operations	1,619,000	197,000
Cash and cash equivalents - Assets held for sale	215,000	312,000
Total cash and cash equivalents	$1,834,000	$509,000

Supplemental disclosure:
Interest paid	$-	$28,000
Income taxes refunded	$(10,000)	$(12,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

  HemaCare Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States (“GAAP”).

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2010 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2009 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2009 as described in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2010. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Revenue and Accounts Receivable: Revenue is recognized upon acceptance of blood products or the performance of therapeutic services. Occasionally the Company receives advance payment against future delivery of blood or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Therapeutic services revenue consists primarily of mobile therapeutic procedure fees, while blood services revenue consists primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory as of March 31, 2010 or as of December 31, 2009.

Financial Instruments:  On January 1, 2009, the Company adopted all of the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“ASC”).  ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which provides guidance on how to measure assets and liabilities that use fair value.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The full adoption of ASC 820 did not have a material impact on the Company’s financial statements.

Share-Based Compensation: Pursuant to ASC Topics 505 and 718, Equity and Stock Based Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred.

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

The Company currently uses the 2006 Equity Incentive Plan (“2006 Plan”), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 11, 2010 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2010 annual stock option grants utilizing the closing stock price on March 11, 2010, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $20,000 of share-based compensation for the three months ended March 31, 2010, utilizing the Black-Scholes valuation model.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets.  Therefore, as of March 31, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2010, the Company had $1,365,000 of uninsured cash and at December 31, 2009, the Company had uninsured cash of $754,000.  Cash and cash equivalents for continuing operations on March 31, 2010 were $1,619,000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows.

The FASB issued ASU 2010-08, Technical Corrections to Various Topics.. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. This ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, which amends FASB codification Subtopic 820-10, Fair Value Measurements and Disclosures.  The amendments in this update require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for fair value measurements using significant unobservable inputs (Level 3), as well as disclosure of the level of disaggregation and valuation techniques and inputs. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (FASB Codification Subtopic 715-20). These amendments are effective for annual reporting periods beginning after December 15, 2009.  The adoption of this standard did not materially impact the Company’s financial position, results of operation or cash flows.

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
Inventories are comprised of the following as of:

	March 31,	December 31,
	2010	2009

Supplies	$810,000	$691,000
Blood products	427,000	179,000
Total	$1,237,000	$870,000

Note 3 – Resignation of Chief Executive Officer and Chief Financial Officer

On February 26, 2010, John Doumitt resigned as the Company’s Chief Executive Officer, and as a member of the Company’s Board of Directors.  In exchange for a release of any employment-related claims Mr. Doumitt could assert against the Company, the Company agreed to pay Mr. Doumitt $63,000 on April 9, 2010.  On February 27, 2010, the Company's Board of Directors promoted Pete van der Wal, then serving as the Company’s Vice President of Sales and Marketing, to serve as President and Chief Executive Officer, and appointed Mr. van der Wal to serve on the Company’s Board of Directors.

Effective March 26, 2010, Robert S. Chilton resigned as the Company’s Chief Financial Officer, and as a member of the Company’s Board of Directors.  In exchange for a release of any employment-related claims Mr. Chilton could assert against the Company, the Company agreed to pay Mr. Chilton $115,000 on April 26, 2010.  On March 11, 2010, the Company's Board of Directors named Pete van der Wal, then serving as the Company’s President and Chief Executive Officer, as Chief Financial Officer.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

In the first quarter of 2010, the Company recognized a charge to general and administrative expenses including payroll taxes of $184,000 as the total cost of the separation obligation to Mr. Doumitt and Mr. Chilton.  This amount is included as accrued payroll and payroll taxes on the Company’s balance sheet as of March 31, 2010.

Note 4 - Discontinued Operations

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

When the Company acquired HemaBio, two former HemaBio investors, Dr. Lawrence Feldman and Dr. Karen Raben, each held a $250,000 note from HemaBio.  Both of these notes require four equal annual installments of $62,500, plus accrued interest, commencing August 29, 2007, until paid and pay interest at 7% annually, and are secured by all of the assets of HemaBio.

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest.  Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum.  Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 for the three months ended March 31, 2010.

As of March 31, 2010, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved.
In accordance with GAAP, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007.  The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of March 31, 2010 and December 31, 2009:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

HEMACARE BIOSCIENCE, INC
Discontinued Operations

	March 31,	December 31
	2010	2009
Assets held for sale
Cash and cash equivalents	$215,000	$215,000
Total assets held for sale	$215,000	$215,000

Liabilities related to assets held for sale
Accounts payable	$779,000	$779,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	179,000	167,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,061,000	$2,049,000

When the Board of Directors of HemaBio authorized the execution of the Assignment, HemaBio conveyed all of its assets, defined as “all real property, fixtures, goods, stock inventory, equipment, furniture, furnishings, accounts receivable, bank deposits, cash, promissory notes, cash value and proceeds of insurance policies, claims and demands”, to the Assignee.  The Assignee is then responsible for liquidating any non-monetary assets, for the purpose of eventually satisfying any and all creditor claims against HemaBio.  Unlike a federal bankruptcy proceeding, the Florida Assignment process does not stay any legal action the creditors might choose to force HemaBio to pay claims.

Therefore, management concluded that given the liabilities remain outstanding throughout the Assignment, it was appropriate to keep these liabilities on the books of HemaBio as outstanding until such time as the Assignee pays these claims, or the claimants rights to pursue claims expires pursuant to the Florida statute of limitations.

Management analyzed all of the claims submitted to the Assignee, and after reviewing the applicable Florida statute of limitations, management determined that the claimant’s rights to pursue claims would not expire until November 2011 at the earliest. Therefore, management concluded that none of the claims against HemaBio can be removed as of March 31, 2010.

Note 5—Line of Credit and Notes Payable

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

On December 9, 2009, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace the Wells Agreement.  The New Wells Agreement provides that the Company may borrow the lesser of 80% of eligible accounts receivables, or $5 million with respect to the revolving line of credit with a maturity date of December 1, 2011.  Most of the terms in the New Wells Agreement are similar to those in the Wells Agreement; however, the New Wells Agreement provides that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the Bank’s Prime Rate, but eliminates any minimum monthly interest requirement. As of March 31, 2010, the interest rate on this line of credit was 3.5%.  The New Wells Agreement also grants the Bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.   Based on eligible accounts receivable as of March 31, 2010, the Company’s borrowing base on this line of credit was $2.8 million.  The Company had no outstanding borrowings as of March 31, 2010. Wells Fargo previously issued an $815,000 Letter of Credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility.  Although no amounts have been drawn against the Letter of Credit, the amount available to borrow is reduced by the value of this Letter of Credit.  Therefore, as of March 31, 2010, the amount available from this line of credit for the Company to borrow was $2.0 million.  The New Wells Agreement requires the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement also requires the Company to maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. As of March 31, 2010, the Company was in compliance with all of the financial covenants except the minimum income requirement. In April, 2010, the Company requested and Wells Fargo issued a waiver of this covenant violation.

Note 6—Shareholders’ Equity

Pursuant to ASC Topics 505 and 718, Equity and Stock Based Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements.  For 2010, the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to March 31, 2010, based on the grant date fair value estimated in accordance with ASC Topics 505 and 718.  For the three months ended March 31, 2010, the Company recognized $60,000 in share-based compensation costs, including $20,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2010:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2010	1,815,000	$1.14
Granted	165,000	0.62
Exercised	-	-
Cancelled or expired	(45,000)	2.25
Forfeited	(134,000)	0.64
Outstanding at March 31, 2010	1,801,000	$1.10	5.2
Exercisable at March 31, 2010	1,471,000	$1.21	4.3

The following summarizes the activity of the Company’s stock options that have not yet vested as of March 31, 2010:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2010	362,000	$0.62
Granted	165,000	0.54
Vested	(63,000)	0.88
Forfeited	(134,000)	0.60
Nonvested at March 31, 2010	330,000	$0.54

As of March 31, 2010, there was $130,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total measurement fair value of shares vested during the three months ended March 31, 2010 was $55,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Weighted average fair value at date of grant for share-based payments awarded during the period	$ 0.54
Weighted average fair value for options exercised during the period	$ 0.00
Weighted average fair value at date of grant for share-based payments vested during the period	$ 0.88
Risk-free interest rates	2.8%
Expected stock price volatility	141.9%
Expected dividend yield	0%
Expected forfeitures	29.5%

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.  A total of 1,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. As of March 31, 2010, the Company had utilized 1,043,835 of the shares reserved under the 2006 Plan, and 156,165 shares remain available.  Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates.

Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan (“1996 Plan”).  The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Note 7—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

	Years Ended March 31,
	2010	2009
Net (loss) income from continuing operations	$(192,000)	$81,000

Weighted average shares outstanding	10,049,539	9,,903,622
Net effect of dilutive options and warrants	-	71,000
Weighted average diluted shares outstanding	10,049,539	9,974,622

(Loss) earnings per share from continuing operations - diluted	$(0.02)	$0.01

Net (loss) income from discontinued operations	$(12,000)	$(12,000)

Earnings per share from discontinued operations - diluted	$0.00	$0.00

Net (loss) income	$(204,000)	$69,000

(Loss) earnings per share - diluted	$(0.02)	$0.01

Options outstanding for 1,801,000 shares of common stock for the three months ended March 31, 2010 have been excluded from the above calculation because their effect would have been anti-dilutive.

Options outstanding for 1,525,000 shares of common stock for the three months ended March 31, 2009 have been excluded from the above calculation because their effect would have been anti-dilutive.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

Note 8—Provision for Income Taxes

The process of preparing the financial statements includes estimating income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of ASC 740-10, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of operations. Significant management judgment is required to determine the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets.

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets.  Therefore, as of March 31, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Note 9—Business Segments

The Company renamed its two business segments at the beginning of 2010 to reflect its increased emphasis on customer service.  The historically named blood products segment has been renamed the “blood services” segment, and the historically named blood services segment has been renamed the “therapeutic services” segment. Beginning with this quarterly form 10Q filing with the Securities and Exchange Commission (“SEC”), the Company refers to its business segments using their new names.

HemaCare operates two business segments as follows:

•	Blood Services—Collection, processing, purchasing and distribution of blood products and donor testing.
•	Therapeutic Services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

There were no intersegment revenues for the three month period ended March 31, 2010.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

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

Healthcare reform became law in March 2010, however reconciliation and implementation of the law continues to be under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company’s operations.

The Company is party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

Note 11—Subsequent Events

In accordance with the provisions of ASC 855-10, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined that there were no subsequent events requiring disclosure or recognition in the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1-Financial Statements” above.

The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

The Company has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States.  In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services.  Due to ongoing losses, and the resignation of the senior managers at HemaBio, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, closed all operations of HemaBio, effective November 5, 2007.  With the closure of HemaBio, the Company reports the financial results for 2009 and 2010 of HemaBio, as well as the impact of the closure activities, as “Discontinued Operations” on the income statement.

The Company’s current strategy is to profitably grow the core business of providing blood and therapeutic services to hospital customers, in addition to leveraging the Company’s expertise and infrastructure to support research organizations and developing cellular therapy technologies.  Central to this effort is a new focus on sales and marketing to differentiate the Company from the competition by clearly communicating the Company’s unique value to customers.  Examples of this effort include introduction of a new service mark, The Service DifferenceSM, and hiring sales professionals to support all business segments.  The Company also plans to expand its service offerings in the Mid-Atlantic market to include blood services to complement the existing therapeutic services business.

The Company renamed its two business segments at the beginning of 2010 to reflect its increased emphasis on customer service.  The historically named blood products segment has been renamed the “blood services” segment, and the historically named blood services segment has been renamed the “therapeutic services” segment. Beginning with this quarterly Form 10Q filing with the SEC, the Company refers to its business segments using their new names.

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Overview

The Company’s continuing operations generated $7,847,000 in revenue in the first quarter of 2010, compared to $9,711,000 in the same quarter of 2009, representing a decrease of $1,864,000, or 19%.  Blood services revenue decreased $1,787,000, or 23%, while therapeutic services revenue decreased $77,000, or 4%.

Gross profit from continuing operations in the first quarter of 2010 decreased $147,000, or 10%, to $1,388,000 compared to $1,535,000 for the same period of 2009.  This decrease is comprised of $124,000 decrease, or 12%, in gross profit for the blood services business segment, and $23,000 decrease, or 5%, in gross profit for the therapeutic services business segment.  The gross profit percentage increased to 18% in the first quarter of 2010 compared to 16% for the same period of 2009.

General and administrative expenses increased by $129,000 to $1,580,000 in 2010 compared with $1,451,000 in 2009.  This was primarily due to the $184,000 severance accrual for the former Chief Executive Officer and Chief Financial Officer.

The Company reported a loss of $192,000 from continuing operations in the first quarter of 2010, compared to income of $81,000 for the same period of 2009.

Discontinued operations generated a loss of $12,000 in both the first quarter of 2010 and 2009.

The Company recorded no provision for income taxes for the three month period ended March 31, 2010, whereas the Company recorded a $3,000 increase in the provision for the same three month period of 2009.

The Company generated a net loss of $204,000 for the first quarter of 2010, compared to income of $69,000 for the same period of 2009.

Blood Services

For this business segment, the following table summarizes the revenue and gross profit for the three months ended March 31, 2010 and 2009:

Blood Services
For the Three Months Ended March 31,
	2010	2009	Variance $	Variance %
Revenues	$6,071,000	$7,858,000	($1,787,000)	(23)%
Gross Profit	945,000	1,069,000	(124,000)	(12)%
Gross Profit %	16%	14%

The 23% decrease in revenue was primarily attributable to a 24% decrease in revenue generated by the Company’s California-based blood services operations in the quarter, while revenue generated by the Company’s Maine-based operations decreased 15% compared to the same period of the prior year.  The decrease in California revenue was the result of a 5% decrease in revenue from the sale of red cell products collected by the Company’s California mobile collection operations and a 63% decrease in revenue from product purchases from third party vendors, offset by a 5% increase in the revenue generated by the Company’s donor centers in California. The decrease in red cell volume in California was principally caused by a substantial reduction in purchases by one of the Company’s high volume, low price, customers. The decrease in red cell volume in Maine was principally caused by a reduction in collections from mobile blood drives.

The 12% decrease in gross profit was primarily the result of the decrease in revenue.  The gross profit percentage for the first quarter of 2010 for this segment increased to 16% compared to 14% for the same quarter of 2009, as the decline in revenue was principally of lower margin sales.

Therapeutic Services

For the therapeutic services business segment, the revenue and gross profit for the three months ended March 31, 2010 and 2009 is summarized on the following table:

Therapeutic Services
For the Three Months Ended March 31,
	2010	2009	Variance $	Variance %
Revenue	$1,776,000	$1,853,000	($77,000)	(4)%
Gross Profit	$443,000	$466,000	($23,000)	(5)%
Gross Profit %	25%	25%

The 4% decrease in revenue was primarily due to an 8% decrease in the number of therapeutic procedures performed in the Company’s Mid Atlantic Region.  This was a result of a change to performing procedures in house by two large photopheresis customers. The Company’s California operations reported a 24% increase in the number of procedures performed.  The increase in California was the result of increased procedures performed in various hospitals which had previously been performed by the competition, and the addition of outpatient procedures to an existing hospital contract.

The decrease in gross profit was attributable to the decrease in revenue. The fact that the gross profit decreased at approximately the same rate as revenue indicates that the Company has been able to effectively leverage costs to vary with volume. The gross profit percentage during the first quarter of 2010 for this segment remained unchanged from the first quarter of 2009 at 25%.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 are summarized on the following table:

General and Administrative Expenses
For the Three Months Ended March 31,

2010	2009	Variance $	Variance %
$1,580,000	$1,451,000	$129,000	9%

The 9% increase in general and administrative expenses in the quarter is primarily the result of an increase in officer salaries and payroll taxes of $189,000, an increase in personnel programs of $24,000 and an increase in office salaries of $64,000.  During 2009, bad debt expense was reduced by $31,000 and remained substantially unchanged in 2010.  The Company implemented major improvements in accounts receivable collections in 2009, which continue to benefit the Company in 2010.  These increases were offset by a decrease in outside services and temporary personnel of $117,000 and a decrease in interest expense of $42,000.

The $189,000 increase in officer salaries and payroll taxes was primarily due to the $184,000 severance accrual for the former Chief Executive Officer and Chief Financial Officer.  The increase in personnel programs was the increase in the 401(k) match accrual for 2010, which was adopted to retain and motivate employees. The increase in office salaries was the result of bringing more outside services in-house to decrease costs.  These services included temporary personnel engaged to assist the Company in fulfilling the requirements of the Sarbanes-Oxley Act in 2009, a task now accomplished by Company employees.

The decrease in interest expense of $42,000 is the result of the Company’s new agreement with Wells Fargo Bank with no minimum interest charges, compared with minimum interest charges of $14,000 per month under the former Wells Agreement.

For the first quarter of 2010, general and administrative expenses represented 20% of revenue compared to 15% for the same period of 2009.

Income Taxes

The Company recorded no provision for income taxes for the three month period ended March 31, 2010, whereas the Company recorded a $3,000 provision for the same three month period of 2009.

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

Off-Balance Sheet Arrangements

At March 31, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Critical Accounting Policies and Estimates

Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management determined it was inappropriate to assign a forfeiture rate to these options.

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

Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions that the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of income.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand, available borrowing under the Wells Fargo line of credit, and cash generated from operations.  Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Liquidity also depends on maintaining compliance with the various loan covenants.  Presently, HemaBio is in default on two notes related to the HemaBio acquisition.  See Note 4 of Notes to Consolidated Financial Statements.

As of March 31, 2010, the Company’s cash and cash equivalents for continuing operations was $1,619,000, and the Company’s working capital was $3,742,000.

Management anticipates that cash on hand, availability on the Wells Fargo line of credit and cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the Company’s anticipated capital expenditures.

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

On December 9, 2009, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace the Wells Agreement.  The New Wells Agreement provides that the Company may borrow the lesser of 80% of eligible accounts receivable, or $5 million with respect to the revolving line of credit with a maturity date of December 1, 2011.  Most of the terms in the New Wells Agreement are similar to those in the Wells Agreement; however, the New Wells Agreement provides that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the Bank’s Prime Rate, but eliminates any minimum monthly interest requirement. As of March 31, 2010, the interest rate on this line of credit was 3.5%.  The New Wells Agreement also grants the Bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.   Based on eligible accounts receivable as of December 31, 2009, the Company’s borrowing base on this line of credit was $2.8 million.  The Company had no outstanding borrowings as of March 31, 2010. Wells Fargo previously issued an $815,000 Letter of Credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility.  Although no amounts have been drawn against the Letter of Credit, the amount available to borrow is reduced by the value of this Letter of Credit.  Therefore, as of March 31, 2010, the amount available from this line of credit for the Company to borrow was $2.0 million.  The New Wells Agreement requires the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement also requires the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. As of March 31, 2010, the Company was in compliance with all of the financial covenants except the minimum income requirement. The Company requested and Wells Fargo has issued a waiver of this covenant violation.

Future minimum payments under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,766,000	$667,000	$1,510,000	$1,123,000	$1,466,000
Notes Payable	500,000	500,000	-	-	-

Totals	$5,266,000	$1,167,000	$1,510,000	$1,123,000	$1,466,000

For the three months ended on March 31, 2010, cash provided by operating activities was $773,000, compared to $1,626,000 for the three months ended March 31, 2009. The decrease of $853,000 in cash provided between the two periods was partially due to a decrease of $87,000 in accounts receivable for the quarter ended March 31, 2010 compared with a decrease of $723,000 during the same period of 2009. HemaCare’s days sales outstanding remains unchanged between March 31, 2010 and December 31, 2009 at 41 days.  Additionally, accounts payable, accrued payroll, accrued expenses and deferred rent increased by $713,000 compared with a $482,000 increase for the same period of 2009. An increase in inventories, supplies and prepaid expenses of $223,000 in the quarter, compared with a decrease of $53,000 in same quarter of 2009 is another component of the increase in cash provided by operating activities.

For the three months ended March 31, 2010, net cash used in investing activities was $161,000, compared to $94,000 for the same period in 2009, all attributable to an increase in fixed assets.  During 2009, the Company’s single largest use of cash for capital expenditures was to support the implementation of the Company’s information technology project.  During the first quarter of 2010, the Company began preparations for the next phase of its information technology project, which preparations have been postponed as a result of the software provider’s announcement that it intends to discontinue support for the technology the Company intended on implementing.

For the three months ended March 31, 2010, the Company used no cash in financing activities compared to net cash used of $2,226,000 for the same period of 2009. The Company had no balance on the line of credit on December 31, 2009 and that remained unchanged through March 31, 2010. In the first three months of 2009, the Company paid down $2,226,000 of the line of credit.

For discontinued operations, no cash was provided by or used in operating activities in the first quarter of 2010, compared to $12,000 in cash used by operating activities in the same period of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2010, the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to such risk factors during the three months ended March 31, 2010.

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
4.1.1

Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
10.1*	Employment Agreement, dated March 2, 2010, between the Registrant and Pete van der Wal, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2010.

10.2*	Separation Agreement, dated February 26, 2010, between the Registrant and John Doumitt, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 17, 2010.
10.3*	Separation Agreement, dated March 15, 2010, between the Registrant and Robert S. Chilton, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 17, 2010.
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

*      Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	May 13, 2010	Hemacare Corporation
(Registrant)

		By:	/s/ PETER VAN DER WAL
Peter van der Wal, Chief Executive Officer

		By:	/s/ PETER VAN DER WAL
Peter van der Wal, Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
4.1.1
Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
10.1*	Employment Agreement, dated March 2, 2010, between the Registrant and Pete van der Wal, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2010.
10.2*	Separation Agreement, dated February 26, 2010, between the Registrant and John Doumitt, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 17, 2010.
10.3*	Separation Agreement, dated March 15, 2010, between the Registrant and Robert S. Chilton, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 17, 2010.
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

*      Management contracts and compensatory plans and arrangements.