Form 10-Q
period 2010-06-30
HEMACARE CORP /CA/
filed 2010-08-13
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, 10,062,039 shares of Common Stock of the registrant were issued and 10,057,039 were outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$2,002,000	$1,007,000
Accounts receivable, net of allowance for
doubtful accounts of $93,000 in 2010 and $87,000 in 2009	3,414,000	3,669,000
Product inventories and supplies	1,130,000	870,000
Prepaid expenses	747,000	558,000
Assets held for sale	210,000	215,000
Other receivables	22,000	56,000
Total current assets	7,525,000	6,375,000
Plant and equipment, net of accumulated
depreciation and amortization of $7,210,000 in 2010 and
$6,654,000 in 2009	3,692,000	4,035,000
Other assets	154,000	165,000
Total assets	$11,371,000	$10,575,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,677,000	$1,601,000
Accrued payroll and payroll taxes	1,078,000	583,000
Other accrued expenses	346,000	217,000
Liabilities related to assets held for sale	2,069,000	2,049,000
Total current liabilities	5,170,000	4,450,000
Deferred rent	569,000	600,000
Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized,
10,062,039 issued and outstanding in 2010 and10,049,539 in 2009	16,420,000	16,336,000
Less: treasury stock held 5,000 shares	3,000	-
Accumulated deficit	(10,791,000)	(10,811,000)
Total shareholders' equity	5,632,000	5,525,000
Total liabilities and shareholders' equity	$11,371,000	$10,575,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Blood services	$6,197,000	$8,167,000	$12,268,000	$16,025,000
Therapeutic services	1,947,000	1,862,000	3,724,000	3,714,000
Total revenue	8,144,000	10,029,000	15,992,000	19,739,000

Operating costs and expenses
Blood services	5,301,000	6,610,000	10,426,000	13,397,000
Therapeutic services	1,408,000	1,385,000	2,740,000	2,771,000
Total operating costs and expenses	6,709,000	7,995,000	13,166,000	16,168,000

Gross profit	1,435,000	2,034,000	2,826,000	3,571,000

General and administrative expenses	1,188,000	1,617,000	2,771,000	3,071,000

Income from operations	247,000	417,000	55,000	500,000

Provision for income taxes	10,000	48,000	10,000	50,000

Income from continuing operations	237,000	369,000	45,000	450,000

Loss from discontinued operations	(13,000)	(12,000)	(25,000)	(25,000)

Net income	$224,000	$357,000	$20,000	$425,000

Income per share
Basic
Continuing operations	$0.02	$0.04	$0.00	$0.05
Discontinued operations	$-	$-	$-	$-
Total	$0.02	$0.04	$0.00	$0.05
Diluted
Continuing operations	$0.02	$0.04	$0.00	$0.04
Discontinued operations	$-	$-	$-	$-
Total	$0.02	$0.04	$0.00	$0.04

Weighted average shares outstanding-basic	10,049,148	10,027,755	10,049,339	9,966,031

Weighted average shares outstanding-diluted	10,234,148	10,108,755	10,232,339	10,030,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$20,000	$425,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from discontinued operations	25,000	25,000
Provision for (recovery of) bad debts	6,000	(18,000)
Depreciation and amortization	570,000	495,000
Loss (gain) on disposal of assets	3,000	(1,000)
Share-based compensation	83,000	84,000

Changes in operating assets and liabilities:
Decrease in accounts receivable	249,000	1,206,000
(Increase) decrease in inventories, supplies and prepaid expenses	(449,000)	32,000
Decrease in other receivables	34,000	40,000
Decrease (increase) in other assets	11,000	(5,000)
Increase (decrease) in accounts payable, accrued payroll and
payroll taxes, accrued expenses and deferred rent	669,000	(84,000)
Net cash provided by operating activities	1,221,000	2,199,000

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	1,000	8,000
Purchases of plant and equipment	(230,000)	(329,000)
Net cash used in investing activities	(229,000)	(321,000)

Cash flows from financing activities:
Purchase of treasury stock	(3,000)	-
Proceeds from the exercise of stock options	6,000	-
Principal payments on notes payable	-	(1,887,000)
Net cash provided by (used in) financing activities	3,000	(1,887,000)

Net cash provided by (used in) continuing operations	995,000	(9,000)

Cash Flows - Discontinued operations
Net cash used in operating activities	(5,000)	-
Net cash used in discontinued operations	(5,000)	-

Increase (decrease) in cash and cash equivalents	990,000	(9,000)
Cash and cash equivalents at beginning of period	1,222,000	1,215,000
Cash and cash equivalents at end of period	$2,212,000	$1,206,000

Cash and cash equivalents - Continuing operations	2,002,000	894,000
Cash and cash equivalents - Assets held for sale	210,000	312,000
Total cash and cash equivalents	$2,212,000	$1,206,000

Supplemental disclosure:
Interest paid	$-	$70,000
Income taxes refunded	$(10,000)	$(10,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, the results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States (“GAAP”).

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2010 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2010. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Revenue and Accounts Receivable: Revenue is recognized upon acceptance of the blood products or the performance of therapeutic services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Therapeutic services revenue consists primarily of mobile therapeutic procedure fees, while blood services revenue consists primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory as of June 30, 2010 or as of December 31, 2009.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

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

The Company currently uses the 2006 Equity Incentive Plan (“2006 Plan”), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 11, 2010 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2010 annual stock option grants utilizing the closing stock price on March 11, 2010, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $16,000 and $36,000 of share-based compensation for the three and six months ended June 30, 2010 and $9,000 and $20,000 for the three and six months ended June 30, 2009, utilizing the Black-Scholes valuation model.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would be more likely than not to realize no benefit from the deferred tax assets.  Therefore, as of June 30, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Cash balances up to $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2010, excluding cash included in assets held for sale, the Company had uninsured cash and cash equivalents of $1,749,000. On December 31, 2009, the Company’s uninsured cash and cash equivalents were $754,000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605). The amendments in this ASU offer guidance on recognizing deliverable consideration or unit of accounting consideration that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This is effective prospectively for interim and annual periods beginning on or after June 15, 2010.  The adoption of this standard will not materially impact the Company’s financial position, results of operations or cash flows.

The FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

The FASB issued ASU 2010-08, Technical Corrections to Various Topics. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. This ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The adoption of this standard did not materially impact the Company’s financial position, results of operations or cash flows.

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

Inventories are comprised of the following as of:

	June 30, 2010	December 31, 2009

Supplies	$815,000	$691,000
Blood products	315,000	179,000
Total	$1,130,000	$870,000

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

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

Note 4 – Discontinued Operations

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

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest.  Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum.  Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 and $25,000 for the three and six months ended June 30, 2010.

As of June 30, 2010, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved. In accordance with GAAP, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007.  The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of June 30, 2010 and December 31, 2009:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

HEMACARE BIOSCIENCE, INC
Discontinued Operations

	June 30,	December 31,
	2010	2009

Assets held for sale
Cash and cash equivalents	$210,000	$215,000
Total assets held for sale	$210,000	$215,000

Liabilities related to assets held for sale
Accounts payable	$774,000	$779,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	192,000	167,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,069,000	$2,049,000

When the Board of Directors of HemaBio authorized the execution of the Assignment, HemaBio conveyed all of its assets, defined as “all real property, fixtures, goods, stock inventory, equipment, furniture, furnishings, accounts receivable, bank deposits, cash, promissory notes, cash value and proceeds of insurance policies, claims and demands”, to the Assignee.  The Assignee is then responsible for liquidating any non-monetary assets, for the purpose of eventually satisfying any and all creditor claims against HemaBio.  Unlike a federal bankruptcy proceeding, the Florida Assignment process does not stay any legal action the creditors might choose to force HemaBio to pay claims. Therefore, management concluded that given the liabilities remain outstanding throughout the Assignment, it was appropriate to keep these liabilities on the books of HemaBio as outstanding until such time as the Assignee pays these claims, the assignment is finalized, or the claimants’ rights to pursue claims expires pursuant to the Florida statute of limitations. Therefore, management concluded that none of the claims against HemaBio can be removed as of June 30, 2010.

Note 5—Line of Credit and Notes Payable

On December 9, 2009, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace a former credit agreement entered into with Wells Fargo in April 2008.  The New Wells Agreement provides that the Company may borrow the lesser of 80% of eligible accounts receivable, or $5 million with respect to the revolving line of credit with a maturity date of December 1, 2011.  Most of the terms in the New Wells Agreement are similar to those in the former credit agreement with Wells Fargo; however, the New Wells Agreement provides that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the Bank’s Prime Rate, but eliminates the minimum monthly interest requirement that was present in the former credit agreement with Wells Fargo. On June 30, 2010, the interest rate on this line of credit was 3.5%.  The New Wells Agreement also grants Wells Fargo a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.   Based on eligible accounts receivable on June 30, 2010, the Company’s borrowing base on this line of credit was $2.5 million.  The Company had no outstanding borrowings on June 30, 2010. Wells Fargo previously issued an $815,000 Letter of Credit on behalf of the Company as security for lease obligations

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

associated with the Company’s Van Nuys facility.  Although no amounts have been drawn against the Letter of Credit, the amount available to borrow is reduced by the value of this Letter of Credit.  Therefore, on June 30, 2010, the amount available from this line of credit for the Company to borrow was $1.7 million.  The New Wells Agreement requires the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement also requires the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. On June 30, 2010, the Company was in compliance with all of the financial covenants except the minimum income requirement. The Company requested and Wells Fargo has issued a waiver of this covenant violation.

Note 6—Shareholders’ Equity

Pursuant to ASC Topics 505 and 718, Equity and Stock Based Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements.  For 2010, the Company recognizes compensation expense related to stock options, restricted stock units and restricted stock, granted to employees based on compensation cost for all share-based payments granted prior to June 30, 2010, based on the grant date fair value estimated in accordance with ASC Topics 505 and 718.  For the three and six months ended June 30, 2010, the Company recognized $24,000 and $83,000 in share-based compensation costs, including $16,000 and $36,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2010	1,815,000	$1.14
Granted	165,000	0.62
Exercised	(12,500)	0.53
Cancelled or expired	(353,750)	1.35
Forfeited	(133,750)	0.64
Outstanding at June 30, 2010	1,480,000	$1.08	6.1
Exercisable at June 30, 2010	1,187,500	$1.20	5.3

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

The following summarizes the activity of the Company’s stock options that have not yet vested as of June 30, 2010:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2010	361,750	$0.61
Granted	165,000	0.54
Vested	(100,500)	0.77
Forfeited	(133,750)	0.58
Nonvested at June 30, 2010	292,500	$0.54

As of June 30, 2010, there was $107,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the six months ended June 30, 2010 was $77,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Weighted average fair value at date of grant for share-based payments awarded during the period	N/A	$ 0.54
Weighted average fair value at date of grant for share-based payments vested during the period	$0.58	$ 0.77
Risk-free interest rates	2.6%	2.6%
Expected stock price volatility	134.4%	134.4%
Expected dividend yield	0%	0%
Expected forfeitures	29.5%	29.5%

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.  A total of 2,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan.  As of June 30, 2010, the Company had utilized 935,085 of the shares reserved under the 2006 Plan, and 1,264,915 shares remain available.  Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan (“1996 Plan”).  The 1996 Plan expired on July 19, 2006, although options remained outstanding that were originally issued under this plan.

Note 7—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

Continuing Operations	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$237,000	$369,000	$45,000	$450,000
Weighted average shares outstanding	10,049,000	10,028,000	10,049,000	9,966,000
Net effect of dilutive options	185,000	81,000	183,000	64,000
Diluted shares outstanding	10,234,000	10,109,000	10,232,000	10,030,000

Earnings per share continuing operations - diluted	$0.02	$0.04	$0.00	$0.04

Discontinued Operations	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(13,000)	$(12,000)	$(25,000)	$(25,000)
Weighted average shares outstanding	10,049,000	10,028,000	10,049,000	9,966,000
Net effect of dilutive options	185,000	81,000	183,000	64,000
Diluted shares outstanding	10,234,000	10,109,000	10,232,000	10,030,000

Earnings per share continuing operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Options outstanding representing 970,000 shares of common stock for the three and six months ended June 30, 2010, have been excluded from the above calculation because their effect would have been anti-dilutive.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to insure that the Company would realize any benefit from the deferred tax assets.  Therefore, as of June 30, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Note 9—Business Segments

HemaCare operates two business segments as follows:

●	Blood services—Collection, processing, purchasing and distribution of blood products.
●	Therapeutic services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services.

There were no intersegment revenues for the three month period ended June 30, 2010.

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

Note 11—Subsequent Events

On August 11, 2010, the Registrant's Board of Directors appointed Lisa Bacerra, the Company's Corporate Controller, as Chief Financial Officer.

On August 11, 2010, the Registrant's Board of Directors appointed Anna Stock, the Company's Vice President of Operations, as Chief Operating Officer.

In accordance with the provisions of ASC 855-10, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined that there were no subsequent events other than the above requiring disclosure or recognition in the Company’s consolidated financial statements.

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

In May 2010, HemaCare entered into an agreement with Dendreon Corporation (NASDAQ: DNDN) to provide cellular collection services in Los Angeles and Maine for their new autologous cellular immunotherapy, PROVENGE® (sipuleucel-T).  This personalized medicine is Dendreon’s lead product and is the first autologous cellular immunotherapy specifically designed to engage patients’ own immune systems to treat cancer.  HemaCare currently leverages its expertise in automated cell collection (apheresis) and processing of blood products to provide specialty collection services to Dendreon and other organizations conducting cell therapy research and clinical trials.  This agreement with Dendreon is the first commercial cell therapy collection agreement for HemaCare.

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

The Company’s current strategy is to profitably grow the core business of providing blood and therapeutic services to hospital customers, in addition to leveraging the Company’s expertise and infrastructure to support developing cellular therapy technologies and research organizations.  Central to this effort is a new focus on sales and marketing to differentiate the Company from the competition by clearly communicating the Company’s unique value to customers.  Examples of this effort include introduction of a new service mark, The Service DifferenceSM, and hiring of sales professionals to support all business segments.  The Company also plans to expand its service offerings in the Mid-Atlantic market to include blood services to complement the existing therapeutic services business.

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

In the future, the Company intends to leverage its core-business infrastructure to enable collection of various cellular components for cellular therapy manufacturing and future personalized patient therapies.  The Company already collects allogeneic, whole-blood derived stem cells for hospital customers, research organizations and biotech companies to support their cellular therapy research and manufacturing.  In doing so, the Company directly leverages its equipment, facilities, licensure, current good manufacturing (“cGMP”) protocols, and hospital relationships.  Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

The Company was incorporated in the state of California in 1978.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Overview

The Company’s continuing operations generated $8,144,000 in revenue for the three months ended June 30, 2010, compared to $10,029,000 in revenue in the same period of 2009, representing a decrease of $1,885,000, or 19%.  Blood services revenue decreased $1,970,000, or 24%, while therapeutic services revenue increased $85,000, or 5%.

Gross profit from continuing operations for the three months ended June 30, 2010 decreased $599,000, or 29%, to $1,435,000 compared to $2,034,000 for the same period of 2009.  This decrease is comprised of a $661,000, or 42%, decrease in gross profit for the blood services business segment, and a $62,000, or 13%, increase in gross profit for the therapeutic services business segment.  The gross profit as a percentage of revenue decreased to 18% in the second quarter of 2010 compared to 20% for the same period of 2009.

General and administrative expenses decreased 27% to $1,188,000 for the second quarter of 2010 from $1,617,000 in the same period of 2009.

The Company recorded $10,000 to the provision for income taxes for the three month period ended June 30, 2010, whereas the Company recorded $48,000 to the provision for the same three month period of 2009.

Income from continuing operations decreased $132,000 or 36% to $237,000 in the second quarter of 2010, compared to $369,000 for the same period of 2009.

Discontinued operations generated a loss of $13,000 in the second quarter of 2010 compared to a loss of $12,000 in the second quarter of 2009.

Net income for the three months ended June 30, 2010 decreased $133,000, or 37%, to $224,000 compared to $357,000 for the same period of 2009.

Blood Services

The following table summarizes the revenue and gross profit for the blood services business segment for the three months ended June 30, 2010 and 2009:

	Blood Services For the Three Months Ended June 30,

	2010	2009	Variance $	Variance %

Revenues	$ 6,197,000	$ 8,167,000	($1,970,000)	(24%)

Gross Profit	$896,000	$ 1,557,000	($ 661,000)	(42%)

Gross Profit %	14%	19%

The 24% decrease in revenue is attributable a substantial reduction in the number of red blood cell purchases by one of the Company’s high volume, low priced customers. Gross profit also was negatively impacted by an increase in testing fees that took effect on March 1, 2010.  As a result, the Company’s gross profit decreased by 42% as compared to the prior year quarter, and the Company’s gross profit percentage decreased to 14% during the second quarter of 2010 from 19% during the same period of 2009. The Company’s addition of sales professionals and the advent of its cellular therapy collection arrangements were initiated to address these sales decreases.

Therapeutic Services

Revenue and gross profit for the Company’s therapeutic services business segment for the three months ended June 30, 2010 and 2009 is summarized on the following table:

	Therapeutic Services For the Three Months Ended June 30,

	2010	2009	Variance $	Variance %

Revenue	$1,947,000	$1,862,000	$85,000	5%

Gross Profit	$539,000	$477,000	$62,000	13%

Gross Profit %	28%	26%

The 5% increase in revenue was primarily due to new customers added in the California region.  The larger increase in gross profit than in revenue is the result of the Company’s success in leveraging fixed costs while increasing utilization.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 and 2009 are summarized on the following table:

General and Administrative Expenses
For the Three Months Ended June 30,

2010	2009	Variance $	Variance %

$1,188,000	$1,617,000	($429,000)	(27%)

The 27% decrease in general and administrative expenses in the current quarter compared to the same period one year ago was the result of a major cost cutting initiative which began in April 2010.  The decrease in general and administrative expenses in the current quarter was due to decreases in the cost of outside services and temporary labor of $80,000, bank charges of $14,000, officer salaries of $50,000, interest expense of $42,000, bad debt of $10,000, investor relations of $16,000 and management bonuses of $160,000.

The decrease in outside services and temporary labor was a result of the efforts to contain costs in this area by taking on additional work in house with the Company’s existing workforce.  The decrease in bank charges resulted from the less expensive line of credit agreement with Wells Fargo that the Company entered into in December 2009.  Without the necessity to draw from the line of credit, interest expense was reduced to zero for continuing operations in the 2010 period.  Officer salaries decreased with the changes in executive management in the first quarter of 2010, bad debt expense decreased due to improvements in collections, and investor relations costs decreased as the Company began to perform more investor relations services internally.  Finally, the management bonus accrual in 2009 was based on income in the second quarter whereas no management bonus was accrued in the second quarter of 2010.

General and administrative expenses represented 15% of revenue for the second quarter of 2010, as compared to 16% of revenue for the second quarter 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Overview

The Company’s continuing operations generated $15,992,000 in revenue in the first six months of 2010, compared to $19,739,000 in the same period of 2009, representing a decrease of $3,747,000, or 19%.  Blood services revenue decreased $3,757,000, or 23%, while therapeutic services revenue increased $10,000.

Gross profit from continuing operations in the first half of 2010 decreased $745,000, or 21%, to $2,826,000 compared to $3,571,000 for the same period of 2009.  This decrease was comprised of a $786,000, or 30%, decrease in gross profit for the blood services business segment, partially offset by a $41,000, or 4%, increase in gross profit for the therapeutic services business segment.  The gross profit percentage remained steady at 18% for both the first half of 2010 and 2009.

General and administrative expenses decreased $300,000, or 10%, from $3,071,000 in the first six months of 2009, to $2,771,000 during the first six months of 2010.

The Company recorded $10,000 in the provision for income taxes for the six month period ended June 30, 2010, whereas the Company recorded $50,000 in the provision for the same six month period of 2009.

Income from continuing operations decreased $405,000, or 90%, to $45,000 in the first six months of 2010 compared to $450,000 for the same period in 2009.

Discontinued operations generated a loss of $25,000 in the first six months of 2010 as well as 2009.

Net income for the six month period ended June 30, 2010 decreased $405,000, or 95%, to $20,000, compared to $425,000 for the same period of 2009.

Blood Services

The following table summarizes the revenue and gross profit for the blood services business segment for the six months ended June 30, 2010 and 2009:

	Blood Services For the Six Months Ended June 30,
	2010	2009	Variance $	Variance %

Revenues	$ 12,268,000	$16,025,000	($3,757,000)	(23%)

Gross Profit	$ 1,842,000	$ 2,628,000	($ 786,000)	(30%)

Gross Profit %	15%	16%

A reduction in the number of red blood cells purchased by one of the Company’s high volume, low priced customers was a large factor in the 23% decrease in revenue overall. Increased competition and supply has also contributed to the revenue decline.  In addition, as of March 1, 2010, testing fees have increased. All of this contributed to a decline in gross profit of 30% and a reduction in gross profit percentage to 15% during the second quarter of 2010 as compared to 16% during the same period of 2009.  The Company’s addition of sales professionals and the advent of cellular therapy collection arrangements were initiated to address these sales decreases.

Therapeutic Services

Revenue and gross profit for the therapeutic services business segment for the six months ended June 30, 2010 and 2009 is summarized on the following table:

	Therapeutic Services For the Six Months Ended June 30,

	2010	2009	Variance $	Variance %

Revenue	$3,724,000	$3,714,000	$10,000	0%

Gross Profit	$984,000	$943,000	$41,000	4%

Gross Profit %	26%	25%

Although there was little change in revenue, the 4% increase in gross profit was the result of the Company’s success in implementing stringent cost controls and leveraging fixed costs while increasing utilization.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 and 2009 are summarized on the following table:

General and Administrative Expenses
For the Six Months Ended June 30,

2010	2009	Variance$	Variance %

$2,771,000	$3,071,000	($300,000)	(10%)

The 10% decrease in general and administrative expenses between the first six months of 2010 and the same period of 2009 was a result of the Company’s expense reduction initiatives offset by severance paid to the Company’s former Chief Executive Officer and former Chief Financial Officer during the first half of 2010.  The decrease in general and administrative expense is primarily made up of decreases in the cost of outside services and temporary labor of $223,000, bank charges of $43,000, interest expense of $84,000, and management bonus accrual of $160,000.  These decreases were partially offset by $121,000 of additional officer salaries and $95,000 of additional office salaries.

The decrease in outside services and temporary labor is a result of the Company’s efforts to contain costs in this area by taking on additional work in house with its existing workforce.  Bank charges are lower under the new Wells Fargo credit agreement signed in December 2009 as compared to the former Wells Fargo agreement that was in effect during the first half of 2009.  Interest expense was reduced to zero in 2010 as the Company has not borrowed funds under the line of credit in 2010. There was a management bonus accrual made in the first half of 2009 and none in the first half of 2010.  The increase in officer salaries was the result of severance payments made during the first quarter of 2010 of $184,000 to the former Chief Executive Officer and former Chief Financial Officer, offset by the then resulting decrease in officer salaries during the quarter. Finally, office salaries increased as a result of the creation of a sales department and additions to staffing in the quality and regulatory areas.

For the first six months of 2010 and 2009, general and administrative expenses represented 17% and 16% of 2010 and 2009 revenues, respectively.

Income Taxes

The Company recorded $10,000 to the provision for income taxes for the six month period ended June 30, 2010, whereas the Company recorded a $50,000 provision for the same six month period of 2009.

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

Critical Accounting Policies and Estimates

Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Share-Based Incentive Programs

Share-Based Compensation: As per the ASC Topics 505 and 718, Equity and Stock Based Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred.  [FAS 123(R), paragraph 1] ] The Company’s assessment of the estimated fair value of share-based payments is impacted by the price of the Company’s stock as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

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

Off-Balance Sheet Arrangements

At June 30, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand, available borrowing under the Wells Fargo line of credit, and cash generated from operations.  Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity.  Liquidity also depends on maintaining compliance with the various loan covenants.  Presently, HemaBio is in default on two notes related to the HemaBio acquisition.  See Note 4 of Notes to  Condensed Consolidated Financial Statements.

As of June 30, 2010, the Company’s cash and cash equivalents for continuing operations were $2,002,000, and the Company’s working capital for continuing operations was $4,214,000.

On December 9, 2009, the Company, together with the Company’s subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace a former credit agreement entered into with Wells Fargo in April 2008.  The New Wells Agreement provides that the Company may borrow the lesser of 80% of eligible accounts receivable, or $5 million with respect to the revolving line of credit with a maturity date of December 1, 2011.  Most of the terms in the New Wells Agreement are similar to those in the former Wells Fargo credit agreement; however, the New Wells Agreement provides that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the Bank’s Prime Rate, but eliminates the minimum monthly interest requirement that was present in the former credit agreement with Wells Fargo. On June 30, 2010, the interest rate on this line of credit was 3.5%.  The New Wells Agreement also grants the Bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.   Based on eligible accounts receivable on June 30, 2010, the Company’s borrowing base on this line of credit was $2.5 million.  The Company had no outstanding borrowings on June 30, 2010. Wells Fargo previously issued an $815,000 letter of credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility.  Although no amounts have been drawn against the letter of credit, the amount available to borrow is reduced by the value of this letter of credit.  Therefore, on June 30, 2010, the amount available from this line of credit for the Company to borrow was $1.7 million.  The New Wells Agreement requires that the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement also requires that the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. On June 30, 2010, the Company was in compliance with all of the financial covenants except the minimum income requirement. The Company requested and Wells Fargo has issued a waiver of this covenant violation.

Future minimum payments, including amounts in discontinued operations, under operating leases and notes payable are as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,544,000	$612,000	$1,474,000	$1,131,000	$1,327,000
Notes Payable	500,000	500,000	-	-	-

Totals	$5,044,000	$1,112,000	$1,474,000	$1,131,000	$1,327,000

For the six months ended June 30, 2010, cash provided by operating activities was $1,221,000, compared to $2,199,000 for the six months ended June 30, 2009. The decrease of $978,000 in cash provided between the two periods was primarily due to a decrease in accounts receivable of $249,000 in the first six months of 2010 compared with a decrease of $1,206,000 for the same period of 2009.  HemaCare’s days sales outstanding stood at 38 days as of June 30, 2010, compared to 41 days as of December 31, 2009.  Management’s continued focus on collections and monitoring the financial health of the Company’s customers contributed to the improvement in days sales outstanding during the first six months of 2010.  An increase in inventories, supplies and prepaid expenses of $449,000 in the period, compared to a decrease of $32,000 in the same period of 2009 was also a component of the decrease in cash provided by operating activities in the first six months of 2010.

For the six months ended June 30, 2010, net cash used in investing activities was $229,000, compared to $321,000 for the same period in 2009.  The use of cash was attributable to continuing investments in the ongoing software development and implementation project which will automate the donation, processing and distribution functions of the Company’s blood products business.

For the six months ended June 30, 2010, net cash provided by financing activities was $3,000, compared to cash used of $1,887,000 for the same period of 2009.  The decrease in cash used of $1,890,000 was due to the Company paying down $1,887,000 of the senior secured line of credit in the first six months of 2009.

For discontinued operations, there was a $5,000 increase in cash used which was paid for legal expenses in 2010, whereas no cash was used in the same period of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2010, the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to such risk factors during the six months ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company approved a plan on February 26, 2010 to purchase and retire up to 1,000,000 shares of the Company's common stock, or approximately 10% of current shares outstanding, over a twelve month period. The Company anticipates that these stock repurchases will be made from time to time, depending on market prices, from cash on hand,

During the second quarter of 2010, the Company purchased 5,000 shares of common stock under the repurchase plan which is held as treasury stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

None.

Item 5.	Other Information

Item 5.02. Departure of Directors or Certain Officers; Election of Directors;

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 11, 2010, the Registrant's Board of Directors appointed Lisa Bacerra, the Company's Corporate Controller, as Chief Financial Officer.

Ms. Bacerra, 52, has been Corporate Controller for HemaCare since May, 2007. Ms Bacerra is an experienced financial professional with more than 20 years of experience in accounting and finance management, primarily in the health care industry.

Prior to joining HemaCare, from 2001 through May 2007, Ms. Bacerra was Chief Financial Officer for Natren, Inc., a privately owned probiotic manufacturing company.  Ms Bacerra also held senior management and management positions at Prudential Healthcare of California, General Office Environments, Inc., and Haagen Dazs Inc.  She received her Bachelor of Science degree from the University of Phoenix.

The terms of Ms. Bacerra’s employment are:

•	base salary of $160,000 per annum;

•	eligibility to receive a discretionary bonus of up to 40% of her base salary;

•
a stock option to purchase up to 25,000 shares of the Company's common stock at an exercise price of $0.59 per share, which vests 20% annually starting August 11, 2011 and expires on August 10, 2020; and

•	participation in all benefit plans offered to similarly positioned employees.

Except as disclosed herein, Ms. Bacerra was not selected pursuant to any arrangement or understanding between Ms. Bacerra or any other person. There are no family relationships between Ms. Bacerra and the directors or executive officers of the Registrant.

On August 11, 2010, the Registrant's Board of Directors appointed Anna Stock, the Company's Vice President of Operations, as Chief Operating Officer.

Ms. Stock, 55, has held numerous senior management positions throughout the organization during her 24 year career at HemaCare.

Most recently, Ms. Stock held the position of Vice President of Operations and was instrumental in the successful entry of HemaCare into the cellular therapy and research markets.

In her new role, Ms. Stock will be responsible for all operations in California, Maine and New York. She will be heading up the development and implementation of strategic plans for regional growth and expansion for the Company.  The terms of Ms. Stock’s employment are:

•	base salary of $160,000 per annum;

•	eligibility to receive a discretionary bonus of up to 40% of her base salary;

•
a stock option to purchase up to 25,000 shares of the Company's common stock at an exercise price of $0.59 per share, which option vests 20% annually starting August 11, 2011 and expires on August 10, 2020; and

•	participation in all benefit plans offered to similarly positioned employees.

Except as disclosed herein, Ms. Stock was not selected pursuant to any arrangement or understanding between Ms. Stock or any other person. There are no family relationships between Ms. Stock and the directors or executive officers of the Registrant.

Item 6.	Exhibits

a.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

4.1.1

Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.

10.1*	Amended and Restated HemaCare Corporation 2006 Equity Incentive Plan, dated May 11, 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 14, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act

32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	August 13, 2010	Hemacare Corporation
(Registrant)

		By:	/s/ Peter van der Wal
Peter van der Wal, Chief Executive Officer

		By:	/s/ Lisa Bacerra
Lisa Bacerra Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

4.1.1

Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.

10.1	Amended and Restated HemaCare Corporation 2006 Equity Incentive Plan, dated May 11, 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 14, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act

32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934