Form 10-Q
period 2010-09-30
HEMACARE CORP /CA/
filed 2010-11-15
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 11, 2010, 10,217,948 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$2,151,000	$1,007,000
Accounts receivable, net of allowance for
doubtful accounts of $96,000 in 2010 and $87,000 in 2009	2,703,000	3,669,000
Product inventories and supplies	1,128,000	870,000
Prepaid expenses	689,000	558,000
Assets held for sale	210,000	215,000
Other receivables	85,000	56,000
Total current assets	6,966,000	6,375,000
Plant and equipment, net of accumulated
depreciation and amortization of $7,428,000 in 2010 and
$6,654,000 in 2009	3,379,000	4,035,000
Other assets	149,000	165,000
Total assets	$10,494,000	$10,575,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,688,000	$1,600,000
Accrued payroll and payroll taxes	946,000	583,000
Other accrued expenses	283,000	217,000
Current portion of capital lease	16,000	-
Liabilities related to assets held for sale	2,081,000	2,049,000
Total current liabilities	5,014,000	4,449,000
Deferred rent	553,000	600,000
Long term portion of capital lease	81,000	-

Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized,
10,207,948 issued and outstanding in 2010 and 10,049,539 in 2009	15,979,000	16,336,000
Less: treasury stock held 505,000 shares	278,000	-
Accumulated deficit	(11,411,000)	(10,810,000)
Total shareholders' equity	4,846,000	5,526,000
Total liabilities and shareholders' equity	$10,494,000	$10,575,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Blood services	$5,161,000	$6,308,000	$17,430,000	$22,332,000
Therapeutic services	2,089,000	2,093,000	5,812,000	5,808,000
Total revenue	7,250,000	8,401,000	23,242,000	28,140,000

Operating costs and expenses
Blood services	5,133,000	5,467,000	15,562,000	18,862,000
Therapeutic services	1,510,000	1,481,000	4,248,000	4,251,000
Total operating costs and expenses	6,643,000	6,948,000	19,810,000	23,113,000

Gross profit	607,000	1,453,000	3,432,000	5,027,000

General and administrative expenses	1,285,000	1,295,000	4,056,000	4,368,000

(Loss) income from operations	(678,000)	158,000	(624,000)	659,000

Benefit from income taxes	(70,000)	(88,000)	(60,000)	(38,000)

(Loss) income from continuing operations	(608,000)	246,000	(564,000)	697,000

Loss from discontinued operations	(13,000)	(13,000)	(37,000)	(37,000)

Net (loss) income	$(621,000)	$233,000	$(601,000)	$660,000

(Loss) income per share
Basic
Continuing operations	$(0.06)	$0.02	$(0.06)	$0.07
Discontinued operations	$-	$-	$-	$-
Total	$(0.06)	$0.02	$(0.06)	$0.07
Diluted
Continuing operations	$(0.06)	$0.02	$(0.06)	$0.07
Discontinued operations	$-	$-	$-	$-
Total	$(0.06)	$0.02	$(0.06)	$0.07

Weighted average shares outstanding-basic	10,063,610	10,050,000	10,054,149	9,994,000

Weighted average shares outstanding-diluted	10,063,610	10,257,000	10,054,149	10,086,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30,

	2010	2009
Cash flows from operating activities:
Net (loss) income	$(601,000)	$660,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from discontinued operations	37,000	37,000
Provision for (recovery of) bad debts	9,000	(44,000)
Depreciation and amortization	855,000	770,000
Loss on disposal of assets	10,000	3,000
Share-based compensation	113,000	108,000
Impairment of capitalized asset in progress	126,000	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	957,000	2,207,000
(Increase) decrease in inventories, supplies and prepaid expenses	(389,000)	1,000
Decrease (increase) in other receivables	(29,000)	(23,000)
Decrease (increase) in other assets	16,000	(7,000)
Increase (decrease) in accounts payable, accrued payroll, accrued expenses and deferred rent	567,000	(719,000)
Net cash provided by operating activities	1,671,000	2,993,000

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	3,000	8,000
Purchases of plant and equipment	(338,000)	(571,000)
Net cash used in investing activities	(335,000)	(563,000)

Cash flows from financing activities:
Proceeds from sale of common stock	83,000	-
Proceeds from the exercise of stock options	6,000	-
Repurchases of common stock	(281,000)	-
Principal payments on notes payable	-	(2,008,000)
Net cash used in financing activities	(192,000)	(2,008,000)

Net cash provided by continuing operations	1,144,000	422,000

Cash Flows - Discontinued Operations
Net cash used in operating activities	(5,000)	-
Net cash used in discontinued operations	(5,000)	-

Increase in cash and cash equivalents	1,139,000	422,000
Cash and cash equivalents at beginning of period	1,222,000	1,215,000
Cash and cash equivalents at end of period	2,361,000	1,637,000

Cash and cash equivalents - Continuing operations	2,151,000	1,325,000
Cash and cash equivalents - Assets held for sale	210,000	312,000
Total cash and cash equivalents	$2,361,000	$1,637,000

Supplemental disclosure:
Interest paid	$-	112,000
Income taxes refunded	$(6,000)	(12,000)
Capital lease addition for capital equipment	$97,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, the results of its operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States (“GAAP”).

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2010 which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2010. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory as of September 30, 2010 or as of December 31, 2009.

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

The Company currently uses the 2006 Equity Incentive Plan (“2006 Plan”), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 11, 2010 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2010 annual stock option grants utilizing the closing stock price on March 11, 2010, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $16,000 and $52,000 of share-based compensation for the three and nine months ended September 30, 2010 and $9,000 and $29,000 for the three and nine months ended September 30, 2009, utilizing the Black-Scholes valuation model.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of future profitability to ensure that the Company would be more likely than not to realize any benefit from the deferred tax assets.  Therefore, as of September 30, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Cash balances up to $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2010, excluding cash included in assets held for sale, the Company had uninsured cash and cash equivalents of $1,896,000. On December 31, 2009, the Company’s uninsured cash and cash equivalents were $754,000.

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

Inventories are comprised of the following as of:

	September 30,	December 31,
	2010	2009

Supplies	$661,000	$691,000
Blood products	$467,000	179,000
Total	$1,128,000	$870,000

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

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

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest.  Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum.  Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $13,000 and $37,000 for the three and nine months ended September 30, 2010.

As of September 30, 2010, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved.

In accordance with GAAP, the results of operations of HemaBio, along with an estimate of all closure related costs were immediately recorded at the time of the operation’s closure in November 2007.  The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of September 30, 2010 and December 31, 2009:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

HEMACARE BIOSCIENCE, INC
Discontinued Operations

	September 30,	December 31,
	2010	2009

Assets held for sale
Cash and cash equivalents	$210,000	$215,000
Total assets held for sale	$210,000	$215,000

Liabilities related to assets held for sale
Accounts payable	$774,000	$779,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	204,000	167,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,081,000	$2,049,000

When the Board of Directors of HemaBio authorized the execution of the Assignment, HemaBio conveyed all of its assets, defined as “all real property, fixtures, goods, stock inventory, equipment, furniture, furnishings, accounts receivable, bank deposits, cash, promissory notes, cash value and proceeds of insurance policies, claims and demands”, to the Assignee.  The Assignee is then responsible for liquidating any non-monetary assets, for the purpose of eventually satisfying any and all creditor claims against HemaBio.  Unlike a federal bankruptcy proceeding, the Florida Assignment process does not stay any legal action the creditors might choose to force HemaBio to pay claims.  Therefore, management concluded that given the liabilities remain outstanding throughout the Assignment, it was appropriate to keep these liabilities on the books of HemaBio as outstanding until such time as the Assignee pays these claims, the assignment is finalized, or the claimants’ rights to pursue claims expires pursuant to the Florida statute of limitations.  Therefore, management concluded that none of the claims against HemaBio can be removed as of September 30, 2010.

Note 5—Line of Credit and Notes Payable

On December 9, 2009, the Company, together with its subsidiary Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo Bank to replace a former credit agreement entered into with Wells Fargo in April 2008.  The New Wells Agreement, which matures on December 1, 2011, provides that the Company may borrow the lesser of 80% of eligible accounts receivable or $5 million, is secured by a first priority lien on all of the assets of the Company and Coral Blood Services, Inc., and requires that the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement requires that the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis.

On September 30, 2010, the Company was out of compliance with two of the financial covenants; the rolling two quarter average minimum income requirement and the minimum consolidated tangible net worth requirement.  The Company sought from Wells Fargo a waiver of the covenant violations, which was denied.  As a consequence, the Company is in default under the New Wells Agreement and cannot borrow under the agreement unless and until Wells Fargo waives the covenant violations.  Additionally, Wells Fargo may exercise other remedies under the New Wells Agreement due to our default, including, without limitation, acceleration of all amounts due under the agreement and termination of the agreement.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

The Company had no outstanding borrowings under the New Wells Agreement as of September 30, 2010 and as of the date of this report; however, Wells Fargo previously issued an $815,000 letter of credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility.  The Company intends to negotiate with Wells Fargo to obtain a waiver of the September 30, 2010 covenant violations and to modify the existing covenants in the New Wells Agreement to allow the Company to meet these covenants in the future. This does not necessarily mean that the Company will meet the covenants in the future.

Note 6—Shareholders’ Equity

Pursuant to ASC Topics 505 and 718, Equity and Stock Based Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements.  For 2010, the Company recognizes compensation expense related to stock options granted to employees based on compensation cost for all share-based payments granted prior to September 30, 2010, based on the grant date fair value estimated in accordance with ASC Topics 505 and 718.  For the three and nine months ended September 30, 2010, the Company recognized $29,000 and $113,000 in share-based compensation costs, including $16,000 and $52,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2010	1,815,000	$1.14
Granted	290,000	0.61
Exercised	(12,500)	0.53
Cancelled or expired	(353,750)	1.35
Forfeited	(149,750)	0.60
Outstanding at September 30, 2010	1,589,000	$1.05	6.1
Exercisable at September 30, 2010	1,218,250	$1.19	5.2

The following summarizes the activity of the Company’s stock options that have not yet vested as of September 30, 2010:

	Shares	Weighted Average Fair Value

Nonvested at January 1, 2010	361,750	$0.62
Granted	290,000	0.54
Vested	(131,250)	0.72
Forfeited	(149,750)	0.55
Nonvested at September 30, 2010	370,750	$0.55

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

As of September 30, 2010, there was $125,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the nine months ended September 30, 2010 was $95,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Weighted average fair value at date of grant for share-based payments awarded during the period	$ 0.52	$ 0.53
Weighted average fair value at date of grant for share-based payments vested during the period	$ 0.55	$ 0.72
Risk-free interest rates	3.1%	2.8%
Expected stock price volatility	122.5%	130.4%
Expected dividend yield	0%	0%
Expected forfeitures	29.5%	29.5%

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.  A total of 2,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan.  As of September 30, 2010, the Company had utilized 1,060,085 of the shares reserved under the 2006 Plan, and 1,139,915 shares remain available.  Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates.

Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan (“1996 Plan”).  The 1996 Plan expired on July 19, 2006, although options remained outstanding that were originally issued under this plan.

Note 7—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for diluted earnings per share:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

Continuing Operations	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$(611,000)	$246,000	$(565,000)	$697,000
Weighted average shares outstanding	10,063,610	10,050,000	10,054,149	9,994,000
Net effect of dilutive options and warrants	0	207,000	0	92,000
Diluted shares outstanding	10,063,610	10,257,000	10,054,149	10,086,000

Earnings per share continuing operations - diluted	$(0.06)	$0.02	$(0.06)	$0.07

Discontinued Operations	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income	$(13,000)	$(13,000)	$(37,000)	$(37,000)
Weighted average shares outstanding	10,063,610	10,050,000	10,054,149	9,994,000
Net effect of dilutive options and warrants	0	0	0	0
Diluted shares outstanding	10,063,610	10,050,000	10,054,149	9,994,000

Earnings per share continuing operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Options outstanding representing 1,589,000 shares of common stock for the three and nine months ended September 30, 2010, have been excluded from the above calculation because their effect would have been anti-dilutive.

Options outstanding representing 1,240,000 and 1,385,000 shares of common stock for the three and nine months ended September 30, 2009, respectively, have been excluded from the above calculation because their effect would have been anti-dilutive.

The Board of Directors of the Company approved a plan on February 26, 2010 to purchase and retire up to 1,000,000 shares of the Company's common stock, or approximately 10% of current shares outstanding, over a twelve month period. Subsequently, on November 10, 2010, the Board of Directors approved the expansion of the plan to 2,000,000 shares and extension of the plan for an additional twelve months ending December 31, 2011.The Company anticipates that these stock repurchases will be made from time to time, depending on market prices, from cash on hand.

Pursuant to the stock repurchase program, the Company purchased 5,000 shares of common stock during the second quarter of 2010, and purchased 505,000 shares of common stock during the third quarter of 2010, for aggregate purchases of 510,000 shares.  Of these shares, the Company has retired 5,000 and is holding 505,000 as treasury stock.

Three purchases were made from the Employee Stock Purchase Plan (“ESPP”) during the third quarter of 2010. On August 23, 2010, Pete van der Wal purchased 90,909 shares from the plan at $.55 each for a total of $50,000, and Steven Gerber purchased 60,000 shares from the plan at $.55 each for a total of $33,000.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of future profitability to insure that the Company would realize any benefit from the deferred tax assets. Therefore, as of September 30, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Note 9—Business Segments

HemaCare operates two business segments as follows:

•	Blood services—Collection, processing, purchasing and distribution of blood products.
•	Therapeutic services—Therapeutic apheresis, stem cell collection procedures and other therapeutic services.

There were no intersegment revenues for the three month period ended September 30, 2010.

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- Continued

Note 11—Subsequent Events

In accordance with the provisions of ASC 855-10, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined that there were no subsequent events, other than the above extension and expansion of the stock repurchase plan, that would require disclosure or recognition in the Company’s consolidated financial statements.

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

The Company was incorporated in the State of California in 1978 and has operated in Southern California since 1979. In 1998, the Company expanded operations to include portions of the eastern United States.  In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), which sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services.  Due to ongoing losses, and the resignation of the senior managers at HemaBio, the Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, closed all operations of HemaBio, effective November 5, 2007.  With the closure of HemaBio, the Company reports the financial results for 2009 and 2010 of HemaBio, as well as the impact of the closure activities, as “Discontinued Operations” on the income statement.

The Company’s current strategy is to expand efforts utilizing the Company’s exemplary customer service, expertise, and infrastructure to support developing cellular therapy technologies and research organizations, while continuing to profitably grow the blood and therapeutic service business units. This infrastructure and expertise enable the Company to collect various cellular components for cellular therapy manufacturing and future personalized patient therapies.  The Company already collects allogeneic, whole-blood derived stem cells for hospital customers, research organizations and biotech companies to support their cellular therapy research and manufacturing.  In doing so, the Company directly leverages its equipment, facilities, licensure, current good manufacturing (“cGMP”) protocols, and hospital relationships.  Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

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

Results of Operations

The blood product industry throughout the country is dealing with intensely competitive pricing pressures. In Southern California, over the first nine months of 2010, four additional competitors emerged, further increasing competition and driving down prices. Concurrently, hospitals and healthcare providers have had to survive with lower reimbursement rates. Health care reform and ever increasing health costs have forced far reaching cost containment initiatives which have had a major impact on the blood industry. This environment has made price an overriding concern to hospital products and service vendors.  In an effort to combat all of this, hospitals are educating themselves in blood management to reduce usage. Additionally the criteria justifying blood transfusions has changed.  There is a large movement towards blood-less surgeries. Inter-operative blood transfusions are becoming more widespread. Patients are postponing elective and non-essential surgeries indefinitely.

We are reevaluating the blood business and determining how we can change our business model in response to these mounting changes. In August, 2010, we closed our Bangor, Maine facility as a result of the decreased volume in California. Bangor was producing platelets and sending them to the California facility where demand had dropped. We abandoned the onset of selling blood products out of our New York facility, which is currently only offering therapeutics. We are focusing on using our existing infrastructure and expertise to increase our position in growing industries, such as cellular therapy and research. Agreements have been executed with large biotech companies such as Amgen and Dendreon.  We plan to continue our efforts in this area going forward.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Overview

The following table summarizes results of operations data for the three months ended September 30, 2010 and 2009.

For the Three Months Ended September 30,
in 000s

	2010	2009	Variance $	Variance %

Revenue	$7,250	$8,401	($1,151)	-14%

Gross Profit	$607	$1,453	($846)	-58%
Gross Profit %	8.4%	17.3%	-8.9%	-52%

General and administrative expenses	$1,285	$1,295	($10)	-1%

Income from operations	($678)	$158	($836)	-529%

Income from continuing operations	($608)	$246	($854)	-347%

Net (loss) income	($621)	$233	($854)	-367%

Blood Services

The following table summarizes the revenue and gross profit for the blood services business segment for the three months ended September 30, 2010 and 2009:

Blood Services
For the Three Months Ended September 30,

	2010	2009	Variance $	Variance %

Revenues	$5,161,000	$6,308,000	($1,147,000)	-18%

Gross Profit	28,000	841,000	(813,000)	-97%

Gross Profit %	1%	13%

The 18% decrease in revenue is primarily attributable to a 34% reduction in revenue in our Maine facilities, which was due primarily to the reduced demand in California for the products imported from Maine. The reduced demand in California has also caused a decrease in the average sales price of blood products.  Additionally, gross profit was negatively impacted by costs of approximately $125,000 related to the closure of our Bangor facility. As a result, our gross profit decreased by 97% as compared to the prior year quarter, and our gross profit percentage decreased to 1% during the third quarter of 2010 from 13% during the same period of 2009.

Therapeutic Services

Revenue and gross profit for our therapeutic services business segment for the three months ended September 30, 2010 and 2009 is summarized on the following table:

Therapeutic Services
For the Three Months Ended September 30,

	2010	2009	Variance $	Variance %

Revenue	$2,089,000	$2,093,000	($4,000)	0%

Gross Profit	$579,000	$612,000	($33,000)	-5%

Gross Profit %	28%	29%

Revenue remained flat between the three month periods ended September 30, 2010 and 2009.  We experienced an increase in the number of therapeutic services performed in California and a decrease in the number of therapeutic services performed in the Mid-Atlantic region.  Gross profit and gross profit percentage decreased as a result of price decreases in response to increased competition in the Mid-Atlantic region.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 and 2009 is summarized on the following table:

General and Administrative Expenses
For the Three Months Ended September 30,

2010	2009	Variance $	Variance %

$1,285,000	$1,295,000	($10,000)	-1%

General and administrative expenses decreased 1% in the current quarter compared to the same period one year ago, due in part to a reduction in interest expense of $42,000 and a $19,000 decrease in bank service charges.  These savings resulted from entering into a less costly line of credit agreement with Wells Fargo Bank in December 2009, which we have not borrowed from during 2010.  Additionally, in the third quarter of 2009, we spent $32,000 for Sarbanes Oxley compliance consultants, compared to no such expense in 2010.  During the third quarter of 2009, we reversed $60,000 in management bonuses and 401(k) employer match contribution accruals due to the inability in meeting financial goals. as compared to no such accruals in 2010.  These decreases in general and administrative expenses were partially offset by a $3,000 change to the allowance for doubtful accounts in 2010 as compared to a $26,000 decrease to the provision in the third quarter of 2009.

General and administrative expenses represented 18% of revenue for the third quarter of 2010, as compared to 15% of revenue for the third quarter of 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Overview

The following table summarizes results of operations data for the nine months ended September 30, 2010 and 2009.

For the Nine Months Ended September 30,
in 000s

	2010	2009	Variance $	Variance %

Revenue	$23,242	$28,140	($4,898)	-17%

Gross Profit	$3,432	$5,027	($1,595)	-32%
Gross Profit %	14.8%	17.9%	-3.1%	-17%

General and administrative expenses	$4,056	$4,368	($312)	-7%

Income from operations	($624)	$659	($1,283)	-195%

Income from continuing operations	($564)	$697	($1,261)	-181%

Net income	($601)	$660	($1,261)	-191%

Blood Services

The following table summarizes the revenue and gross profit for the blood services business segment for the nine months ended September 30, 2010 and 2009:

Blood Services
For the Nine Months Ended September 30,

	2010	2009	Variance $	Variance %

Revenues	$17,430,000	$22,332,000	($4,902,000)	-22%

Gross Profit	1,868,000	3,470,000	($1,602,000)	-46%

Gross Profit %	11%	16%

The 22% reduction in revenue was a result of a decrease in blood units sold of 33% in California and Maine, as well as lower average sales prices, all stemming from the reasons discussed above. Platelet units sold increased 10% during the nine month period from the same period in 2009.  The decrease in gross profit and gross profit percentages was another consequence of the reduction in the average sales price. Contributing to this were expenses of approximately $125,000 that we incurred in closing our Bangor, Maine facility.

Therapeutic Services

Revenue and gross profit for the therapeutic services business segment for the nine months ended September 30, 2010 and 2009 is summarized on the following table:

Therapeutic Services
For the Nine Months Ended September 30,

	2010	2009	Variance $	Variance %

Revenue	$5,812,000	$5,808,000	$4,000	0%

Gross Profit	$1,564,000	$1,557,000	$7,000	0%

Gross Profit %	27%	27%

Revenue and gross profit percentage remained the same between the two nine month periods.  The number and average sale price of therapeutic procedures performed in California increased during the 2010 period as compared to the 2009 period, while the number and average sale price of therapeutic procedures performed in the Mid-Atlantic region decreased in 2010 as compared to 2009.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2009 is summarized on the following table:

General and Administrative Expenses
For the Nine Months Ended September 30,

2010	2009	Variance $	Variance %

$4,056,000	$4,368,000	($312,000)	-7%

Our General and Administrative expenses decreased by $312,000 between the nine month periods ended September 30, 2010 and 2009.  This was primarily a result of the following items. First, we limited our use of outside services and temporary help, saving $244,000 in the first nine months of 2010 as compared to the same period in 2009.  Also contributing to the decrease were savings in interest expense, which were lower by $126,000, and bank service charges, also lower by $62,000. These savings were the result of the new Wells Fargo credit agreement signed in December 2009 in which the minimum interest charges on the old agreement and the service charge rates were no longer applicable. The former Wells Fargo agreement was in effect during the first nine months of 2009. Offsetting these decreases were an increase in officer salaries of $130,000, which includes the severance paid to our former Chief Executive Officer and former Chief Financial Officer in 2010. Additionally, office salaries increased in 2010 due to severance payments paid to former management through our organizational cost reduction initiative.

For the first nine months of 2010 and 2009, general and administrative expenses represented 17% and 16% of revenues, respectively.

Income Taxes

We recorded an income tax receivable of $60,000 for the nine month period ended September 30, 2010, whereas we recorded an income tax receivable of $38,000 for the same nine month period of 2009.  The 2010 receivable was recorded for an anticipated refund of federal taxes from a net operating loss carryback claim.

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. As per the ASC Topic 740, Income Taxes, we utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance.

Discontinued Operations

On November 5, 2007, the Board of Directors of the our wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), in consultation with, and with the approval of, the Company’s Board of Directors, decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio’s creditors.

Critical Accounting Policies and Estimates

Use of Estimates

Our discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to valuation reserves, income taxes and intangibles. Management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Share-Based Incentive Programs

Share-Based Compensation: As per the ASC Topics 505 and 718, Equity and Stock Based Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred.  Management’s[FAS 123(R), paragraph 1] ] Management’s assessment of the estimated fair value of share-based payments is impacted by the price of the Company stock as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

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

Management does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management determined it was inappropriate to assign a forfeiture rate to these options.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

Allowance for Doubtful Accounts

Management makes ongoing estimates relating to the collectability of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual future losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it was determined that a smaller or larger reserve was appropriate management would record a credit or a charge to general and administrative expense in the period in which such a determination was made.

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

Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of income.

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

Off-Balance Sheet Arrangements

At September 30, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on hand, available borrowing under the Wells Fargo line of credit, and cash generated from operations.  Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity.  Liquidity also depends on maintaining compliance with the various loan covenants.  Presently, the Company is in default of financial covenants under the Wells Fargo Bank line of credit and is thus unable to borrower under that facility.  Additionally, HemaBio is in default on two notes related to the HemaBio acquisition.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

As of September 30, 2010, the Company’s cash and cash equivalents for continuing operations were $2,151,000, and the Company’s working capital for continuing operations was $3,823,000.

The Company and its subsidiary, Coral Blood Services, Inc., is party to a Credit Agreement, dated December 9, 2009 (the “New Wells Agreement”), and related security agreements, with Wells Fargo Bank.  The New Wells Agreement, which matures on December 1, 2011, provides that the Company may borrow the lesser of 80% of eligible accounts receivable or $5 million, is secured by a first priority lien on all of the assets of the Company and Coral Blood Services, Inc., and requires that the Company pay a fee of .125% annually on any unused portion of the line of credit, calculated and paid on a quarterly basis. The New Wells Agreement requires that the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis.

On September 30, 2010, the Company was out of compliance with two financial covenants; the rolling two quarter average minimum income requirement and the minimum consolidated tangible net worth requirement.  The Company sought from Wells Fargo a waiver of the covenant violations, which was denied.  As a consequence, the Company is in default under the New Wells Agreement and cannot borrow under the agreement unless and until Wells Fargo waives the covenant violations.  Additionally, Wells Fargo may exercise other remedies under the New Wells Agreement due to our default, including, without limitation, acceleration of all amounts due under the agreement and termination of the agreement.  The Company had no outstanding borrowings under the New Wells Agreement as of September 30, 2010 and as of the date of this report; however, Wells Fargo previously issued an $815,000 letter of credit on behalf of the Company as security for lease obligations associated with the Company’s Van Nuys facility.  The Company intends to negotiate with Wells Fargo to obtain a waiver of the September 30, 2010 covenant defaults and to modify the existing covenants in the New Wells Agreement to allow the Company to meet these covenants in the future. This does not necessarily mean that the Company will meet the covenants in the future.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,368,000	$225,000	$1,554,000	$1,123,000	$1,466,000
Capital lease	$97,000	$14,000	$38,000	$45,000
Notes payable	500,000	500,000	-	-	-

Totals	$4,965,000	$739,000	$1,592,000	$1,168,000	$1,466,000

For the nine months ended September 30, 2010, cash provided by operating activities was $1,671,000, compared to $2,993,000 for the nine months ended September 30, 2009. The decrease of $1,322,000 in cash provided between the two periods was primarily due to a decrease in accounts receivable of $957,000 in the first nine months of 2010 compared with a decrease of $2,207,000 for the same period of 2009.  HemaCare’s days sales outstanding stood at 34 days as of September 30, 2010, compared to 41 days as of December 31, 2009.  Management’s continued focus on collections and monitoring the financial health of the Company’s customers contributed to the improvement in days sales outstanding during the first nine months of 2010. Another factor in the decrease in cash provided by operating activities was an increase in accounts payable, accrued payroll, and deferred rent of $567,000 compared with a decrease of $719,000 in the prior year period. An increase in inventories, supplies and prepaid expenses of $389,000 in the 2010 period, compared to a decrease of $1,000 in the same period of 2009 was also a component of the decrease in cash provided by operating activities in the first nine months of 2010.

For the nine months ended September 30, 2010, net cash used in investing activities was $335,000, compared to $563,000 for the same period in 2009.  The use of cash in both periods was attributable to purchases of property plant and equipment. In 2009 this was primarily investments in software development and implementation project which has automated the donation, processing and distribution functions of our blood products business.

For the nine months ended September 30, 2010, net cash used in financing activities was $192,000, compared to $2,008,000 for the same period of 2009.  The decrease in cash used of $1,816,000 was primarily due to paying down of $2,008,000 of the senior secured line of credit in the first nine months of 2009, offset by repurchases of common stock for $281,000 in 2010.

For discontinued operations, there was a $5,000 decrease in cash used which was paid for legal expenses in 2010, whereas no cash was used in the same period of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2010, the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to such risk factors during the nine months ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company approved a plan on February 26, 2010 to purchase and retire up to 1,000,000 shares of the Company's common stock, or approximately 10% of current shares outstanding, over a twelve month period. The Company anticipates that these stock repurchases will be made from time to time, depending on market prices, from cash on hand.

Pursuant to the stock repurchase program, the Company purchased 5,000 shares of common stock during the second quarter of 2010, and purchased 505,000 shares of common stock during the third quarter of 2010, for aggregate purchases of 510,000 shares.  Of these shares, the Company has retired 5,000 and is holding 505,000 as treasury stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

Item 6.	Exhibits

a.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

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

Date	November 15, 2010	Hemacare Corporation
(Registrant)

		By:	/s/ Peter van der Wal
Peter van der Wal, Chief Executive Officer

		By:	/s/ Lisa Bacerra
Lisa Bacerra Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

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