Form 10-K
period 2010-12-31
HEMACARE CORP /CA/
filed 2011-03-23
CIK 801748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $6,500,000.

As of March 18, 2011, 9,712,948 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this Report.

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

The Company’s current strategy is to expand efforts utilizing the Company’s exemplary customer service, expertise, and infrastructure to support developing cellular therapy technologies and research organizations. This infrastructure and expertise enable the Company to collect various cellular components for cellular therapy manufacturing and future personalized patient therapies. The Company already collects allogeneic, whole-blood derived stem cells for hospital customers, research organizations and biotech companies to support their cellular therapy research and manufacturing. In doing so, the Company directly leverages its equipment, facilities, licensure, current good manufacturing protocols (cGMP), and hospital relationships. Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

The Company renamed its two business segments at the beginning of 2010 to reflect its increased emphasis on customer service. The historically named blood products segment was renamed the “blood services” segment, and the historically named blood services segment was renamed the “therapeutic services” segment.

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

Recent Developments

Weaknesses in the economy and blood utilization reduction initiatives have severely impacted the blood banking industry.

Calendar year 2010 was an extremely challenging year for the blood products industry. Weaknesses in the economy severely impacted the blood banking business, as hospitals and healthcare providers made concerted efforts to reduce blood utilization by as much as 30%. Hospitals are educating themselves in blood management to reduce usage as never before. Additionally the criteria justifying blood transfusions have changed. There is a large movement towards bloodless surgeries and intraoperative blood transfusions, which involves recovering blood lost during surgery and re-infusing the blood into the patient. Patients also continued to postpone elective and non-essential surgeries, which further reduced the demand for blood products.

Management Changes

During the first quarter of 2010, John Doumitt and Robert Chilton resigned as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Peter van der Wal was promoted to President and Chief Executive Officer in February 2010, and was appointed Chief Financial Officer in March 2010. Subsequently, in August 2010, Lisa Bacerra was promoted to Chief Financial Officer. The Company also created the position of Chief Operating Officer in August 2010, and appointed Anna Stock to serve in that capacity.

Business Segments

HemaCare operates in two primary business segments. The first is the blood services segment, which supplies customers with red blood cells, apheresis platelets and other blood products. Included in this segment are collections for research and cellular therapy customers. The second segment is the therapeutic services segment, which includes therapeutic apheresis procedures, stem cell collection and other blood therapies provided to patients typically in a hospital setting.

Blood Services Operations

This business segment collects, processes and distributes blood products utilized by health research related organizations, or cellular therapy companies, as well as for transfusion in a hospital setting,

In May 2010, HemaCare entered into an agreement with Dendreon Corporation (NASDAQ: DNDN) to provide cellular collection services in Los Angeles and Maine for their new autologous cellular immunotherapy, PROVENGE® (sipuleucel-T). PROVENGE ® is the first FDA-approved autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. PROVENGE® is made using cells from a patient’s own immune system. It is designed to stimulate a patient’s immune system to target prostate cancer cells. The process of making PROVENGE ® involves the introduction of a patient’s immune cells to a protein that functions as a prostate cancer-associated antigen. An antigen is a substance that causes the body to react with an immune response. This process activates the patient’s immune cells against prostate cancer cells to help the immune system better fight the disease.

HemaCare leverages its expertise in automated cell collection (apheresis) and processing of blood products to provide specialty collection services to Dendreon and other organizations conducting cell therapy research and clinical trials. Acting as one of Dendreon’s collection partners, the Company collects blood from the patients and forwards the blood to Dendreon for processing. Each Dendreon patient requires three separate blood draws, each one week apart.

The Company contracts with hospitals to provide transfusable blood products and conduct blood drives in the hospital’s name, which provides the hospital with a source of locally collected blood products and markets the hospital to the community. The Company conducts whole blood collection drives at sponsor organizations, such as employers, schools or churches. The Company’s recruitment staff works with the staff of the sponsor organization to encourage individuals associated with the sponsor to donate blood at a blood drive. The Company utilizes 15 mobile blood collection vehicles, 12 in California and 3 in Maine, to transport equipment, supplies, and occasionally staff, to blood drives. The actual collection process is safe and simple for the donor. Whole blood collected at blood drives is tested and processed into blood products, principally red blood cells and plasma.

The Company operates four free standing donor centers, three in California and one in Maine, where selected blood components are collected, principally platelets, utilizing a cell separator. This process, known as apheresis, allows for the collection of only selected components of a donor’s blood, returning the other components to the donor’s bloodstream. Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process and longer donation times. Apheresis platelet donors are recruited from the most dedicated subset of the whole blood donor population. The Company has demonstrated a consistent track record of donor recruitment for apheresis platelet donors.

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

Blood services revenue depends on a number of factors, including the success of the Company’s research and cellular therapy marketing, the success of the Company’s recruitment efforts, the success of the Company’s marketing efforts to attract and retain new customers, and the ability of the Company to properly process, store and transport blood products to customers.

Therapeutic Services Operations

Therapeutic apheresis is a technique for removing components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders. These services are generally provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile equipment operated at the patient's bedside, a hospital outpatient setting or in a physician’s office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure. The Company utilizes four vehicles, two in California and two that are garaged in New York, for the delivery of equipment and supplies in support of its therapeutic services operations. Treatments are primarily administered by trained nurse-specialists, under the supervision of a physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the American Association of Blood Banks, or AABB, and the Joint Commission on Accreditation of Healthcare Organizations.

Since requests for therapeutic apheresis treatments are often sporadic and unpredictable, many hospitals choose not to equip, staff and maintain an apheresis unit. The existing shortage of trained nurses in the U.S. has also hindered hospital efforts to adequately staff apheresis units. The Company’s services enable hospitals to offer therapeutic apheresis services to their patients on an "as needed" basis without incurring the costs associated with maintaining a full-time team of apheresis specialists. In addition, the Company’s services can serve to supplement a hospital’s existing apheresis capability when demand exceeds capacity.

Therapeutic services utilization depends on a number of factors, including the occurrence of disease states that are appropriately treated by these services, and the perceived benefits of blood therapies compared with alternative courses of treatment. The Company believes that physician education on the benefits of therapeutic apheresis results in increased application of such treatments in medically appropriate circumstances. The Company’s affiliated medical directors conduct educational seminars for physicians to inform them of the benefits of therapeutic apheresis relative to other modes of patient treatment.

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

Competition

The blood services and therapeutic services industries have many participants, from small limited service providers to large full service organizations. There is competition for customers on the basis of many factors, including reputation for reliable customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. The Company believes it competes favorably in these areas.

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

Approximately 40% of U. S. transfusable blood products are supplied by the American Red Cross, or ARC, through its national collection network, and approximately 60% are supplied by local and regional blood centers, including the Company.

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

Competition in the therapeutic blood services business is primarily regional where we compete with community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies. In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company’s therapeutic blood services business includes companies that market or provide many of these competing medical therapies. The Company believes that it competes in this market by offering customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service. In addition, the Company educates the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases by offering speakers at meetings with the cooperation of hospital customers or at meetings of professional organizations, conducting dinner lectures where clinical information is provided.

Sales to Major Customers

The Company provides products and services to healthcare providers, hospitals, and cellular therapy and research related organizations, all of which are referred to as “customers” for purposes of identifying concentration risk. During 2010, one customer represented approximately 18.1% of total revenue. The next two largest customers accounted for approximately 7.3% and 4.6% of total revenue respectively. The Company’s ten largest customers accounted for 54.7% of total revenue. Other than lease of space for donor centers at customers’ facilities, the Company’s only relationship with any of these customers is as a provider of blood products and services.

Human Resources

As of March 8, 2011, the Company had 214 employees, including 55 part-time and temporary employees. Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

During 2010, the Company received goods and services from two major vendors, the first of which is CaridianBCT, which represented approximately 12.9% of the Company’s total operating costs from continuing operations. This vendor provided products that support the Company’s cell separation equipment used by both the blood services and therapeutic services segments. The second largest vendor is Creative Testing Solutions, which represented approximately 9.7% of total operating costs from continuing operations. This vendor provided laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

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

Government Regulation

Blood Services Operations

Blood products suppliers are subject to extensive regulation and guidelines of the Food and Drug Administration, or FDA, the AABB, and various state licensing authorities. FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood products industry, including recruiting and screening blood donors; processing, testing, labeling, storing and shipping blood products; recordkeeping; and communications with hospital customers and donors. FDA regulations also extend to the manufacturers of all critical supplies and equipment used in the blood supply industry.

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

Organizations within the blood supply industry are registered by the FDA to operate blood collection and/or blood processing facilities. All of the Company’s facilities operate under FDA registrations.

The FDA also issues licenses to organizations within the blood supply industry to ship blood products across state lines if the qualifying organization can demonstrate adequate employee training programs, procedure documentation and quality control systems to insure the quality of the products shipped. HemaCare holds a license for its Van Nuys, California and Scarborough, Maine facilities to ship selected blood products across state lines.

On May 5, 2006, the Company received a warning letter from the FDA pertaining to specific observations from an inspection of the Company’s California operations. In August 2007, the FDA performed another inspection of the Company’s California operations. As a result of this inspection, the Company was provided with a list of observations of regulatory issues and was informed that the 2006 warning letter would remain in effect. During 2009, the FDA conducted an inspection at the Company’s Van Nuys, California facility. At the conclusion of this inspection, the FDA provided the Company with a list of observations of regulatory issues; however, the FDA did not document any repeat observations of previous compliance issues. In 2010, the FDA inspected our remote locations and did not identify any observations. The Company believes it has adequately addressed the issues raised by the FDA, and believes the operations are in compliance with current FDA regulations.

Periodically, the health departments of the states in which the Company operates conduct audits of the Company’s facilities and operations. These audits focus on compliance with specific state laws that cover HemaCare’s operations. In 2010, there was one California state inspection with no documented compliance issues. The Company believes that it is in compliance with state regulations governing the Company’s operations.

Therapeutic Services Operations

Therapeutic services are generally provided under contract and upon the request of a hospital, which has received an order from a patient's physician, and therefore is considered an outsourced function of the hospital’s treatment of the patient. Treatments are primarily administered by Company trained nurse-specialists, under the supervision of a physician, and acting in accordance with documented standard operating procedures and quality assurance protocols.

Although such procedures are generally considered medical treatment, and therefore not directly regulated by the FDA and other regulatory agencies, the protocols used are based on guidelines developed by the AABB, the Foundation for the Accreditation of Cellular Therapy, or FACT, and the Joint Commission on Accreditation of Healthcare Organizations, or Joint Commission. As such, the Company is obligated to adhere to these guidelines in order to maintain its accreditation with the AABB, and to assist hospital customers to comply with their Joint Commission and FACT accreditation.

In addition, the equipment and supplies used during the performance of therapeutic procedures are generally approved by the FDA for the specific treatment performed by the Company’s staff; however, physicians can request that the Company use its equipment and supplies to perform treatments not approved by the FDA, which is authorized as long as it is at the direction of the patient’s physician.

Blood Management Software Project

Federal and State regulations require that all donors and donations be tracked from donation though processing and storage to final disposition. Regulations also require that transfusing facilities, donors and patients receive information regarding donors who test positive for a variety of disease markers in years subsequent to original donation.

HemaCare will begin the implementation of Haemonetics Corporation’s ElDorado Donor software in the second quarter of 2011. The implementation of the ElDorado Donor software system is critical to the effective and efficient management of donor and product information to meet business and regulatory requirements for blood center operations.

The ElDorado Donor software represents Haemonetics next generation software intended as a comprehensive blood management software application providing for the information system needs of blood banks and donor centers. The software is designed to manage, automate, and control activities associated with donors, donor collections, testing, manufacturing, inventory, and distribution.

On February 18, 2011, the Company entered into an agreement with Haemonetics to purchase the El Dorado Donor software system license. The Company also signed a hosting agreement for Haemonetics to host the El Dorado software system for a period of three years, with annual renewal options.

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

Professional and Product Liability Insurance

The blood service and therapeutic service business is inherently subject to substantial potential liabilities for personal injury claims. The Company maintains medical professional liability insurance in the amount of $4,000,000 for a single occurrence and $5,000,000 in the aggregate per year. Based on the Company’s recent history of claims filed for personal injury and the related monetary damages paid, the Company believes it has adequate insurance; however, there can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available and affordable. If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Additional Information

The Company makes available free of charge through its website, www.hemacare.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practical after those reports are filed with the SEC. The Company’s filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

Competition in the blood services and therapeutic services industries is primarily based on fees charged to customers. The Company’s primary competition in the blood products market is the ARC, which owns a significant market share advantage over the Company in the regions the Company operates. As a result, the ARC possesses significant market power to influence prices, which can prevent the Company from passing along increases in costs to customers. In addition, hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

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

Declining blood donations could affect profitability

The Company’s blood products business depends on the availability of donated blood. Only a small percentage of the population donates blood, and regulations intended to reduce the risk of introducing infectious diseases in the blood supply, result in a decreased pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability in blood products. In addition, the donor population is aging, resulting in fewer donors as those donors develop health issues that make them ineligible. There is an effort within the blood banking community to attract younger and more diverse donors.

Operations depend on services of qualified professionals and competition for their services is strong

The Company is highly dependent upon obtaining the services of qualified professionals. In particular, the Company’s operations depend on the services of registered nurses, medical technologists, regulatory and quality assurance professionals, and others with knowledge of the blood industry. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. The Company incurs significant costs to hire and retain staff. If the Company is unable to attract and retain a staff of qualified professionals, operations may be adversely affected which, in turn, may adversely impact profitability. In California there is an additional state licensure requirement for some licensed staff, especially medical technologists. This additional requirement within the state of California further limits the pool of certain professional staff.

Industry regulations and standards could increase operating costs or result in closure of operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the state and federal governments. The Company is required to obtain and maintain numerous licenses in different legal jurisdictions regarding the safety, quality, identity, purity and potency of products, condition of facilities, medical waste disposal and that appropriate procedures are utilized. Periodically the FDA conducts inspections of HemaCare’s facilities and operations. At the conclusion of each inspection, the FDA provides the Company with a list, if any, of observations of regulatory issues discovered during the inspection. In 2006, the FDA inspected the Company’s California blood product operations and determined that deficiencies existed to require the FDA issue a “Warning Letter” to notify the Company that significant improvements were required or further regulatory action was likely. Subsequent to the issuance of this letter, the Company invested considerable time and money to address each of the issues raised by the FDA. During 2009, the Company’s California blood product operations were inspected again by the FDA, and at the conclusion of this inspection, the

FDA provided the Company with a list of observations; however, the FDA did not document any repeat observations of previous compliance issues. The Company responded to the FDA in September 2009. The FDA responded with a request for more clarification on some points in November 2009. The Company responded in January 2010. The FDA accepted the Company’s response in February 2010. Although future inspections could result in additional regulatory action, the Company’s focus on addressing the specific issues raised in the FDA Warning Letter, resulted in a vastly improved outcome compared to previous inspections.

The Company believes that its response and actions taken to address the FDA observations are sufficient and that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

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

Pandemic or epidemic outbreak of disease could significantly impact blood donations and have a material adverse impact on profitability

If H1N1 flu, avian flu, or other disease, were to develop into a worldwide pandemic or epidemic in one or more regions in which the Company operates, the portion of the public that typically donates blood to the Company may be unable, or unwilling to donate, thereby significantly reducing the availability of blood that the Company relies upon to manufacture blood products. In addition, even if suspected diseases prove to be no more virulent than other more common disease, the heightened fear among the public resulting from widespread media coverage may result in dramatic decline in donations. Moreover, if a significant portion of the Company’s workforce becomes ill, is required to stay home to care for ill family members, or is required to stay home in connection with social distancing programs intended to minimize disease transmission, the Company’s operations could be significantly disrupted, which could have a material adverse impact on the Company’s profitability.

Healthcare Reform Bill may have a material effect on the Company

The Patient Protection and Affordable Care Act was signed into law on March 23, 2010 and was shortly thereafter amended by the Health Care and Education Reconciliation Act of 2010 which became law on March 30, 2010. Healthcare reform will change health care insurance coverage, cost containment and payments. It is not possible at this time to evaluate whether there will be a material impact on the Company's operations or profitability from any legislative enactments in this area, nor from any regulatory actions pursuant to this legislation.

Leadership changes within our customers and competitors could affect revenue

Changes in leadership within our customers and competitors could impact the environment in which we compete based on changes in their strategic direction. Leadership changes within our customer base could result in changes to contract, thus impacting revenue. Changes in leadership within our competitors could also impact our current customer base and thus revenue.

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

Not-for-profit status gives advantages to competitors

HemaCare is the only significant blood products supplier to hospitals in the U.S. that is operated for profit and investor owned. The not-for-profit competition is exempt from federal and state taxes, and has substantial community support and access to tax-exempt financing. The Company may not be able to continue to compete successfully with not-for-profit organizations, and the business and results of operations may suffer material adverse harm.

Potential inability to meet future capital needs could impact ability to operate

The Company may not generate sufficient operating cash in the future to finance its operations for the next year. The Company may not utilize its credit facility with Wells Fargo to help finance its operations due to the amendment to the credit agreement which changes the borrowing base from accounts receivable to cash. This in effect takes away the ability to draw on the line of credit. The Company may need to raise additional capital in the debt or equity markets in order to finance future operations and procure necessary equipment. There can be no assurance that the Company will be able to obtain such financing on reasonable terms or at all. Additionally, there is no assurance that the Company will be able to obtain sufficient capital to finance future expansion.

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

Future technological developments or alternative treatments could jeopardize the business

As a result of the risks posed by blood-borne diseases, many companies and healthcare providers are currently seeking to develop alternative treatments for blood product transfusions. HemaCare’s business consists of collecting, processing and distributing human blood products and providing blood related therapeutic services, and collecting blood for the cellular therapy and research markets. The introduction and acceptance in the market of alternative treatments may cause material adverse harm to the future profitability for these products and to the Company’s business.

Limited access to insurance could affect ability to defend against possible claims

The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the blood industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance as the business expands, or as the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceeds available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, may materially and adversely impact the Company’s business.

Ability to attract, retain and motivate management and other skilled employees

The Company’s success depends significantly on the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, the blood services and therapeutic services industries. The Company does not have employment agreements with most key employees, nor maintain life insurance policies on them. The loss of key personnel, especially without advance notice, or the Company’s inability to hire or retain qualified personnel, could have a material adverse impact on revenue and on the Company’s ability to maintain a competitive advantage. The Company cannot guarantee that it can retain key management and skilled personnel, or that it will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

Business interruption due to earthquakes could adversely impact profitability

HemaCare’s principal operations, as well as the Company’s corporate headquarters, are located in Southern California, which is an area known for potentially destructive earthquakes. A severe event in this location could have a substantial negative impact on the ability of the Company to continue to operate. Any significant delay in resuming operations following such an event could cause a material adverse impact on the profitability of the Company. In addition, the Company’s insurance policies do not provide any coverage for damages as a result of an earthquake. Therefore, the Company would bear all of the costs incurred to resume operations after an earthquake and the Company may not have sufficient resources to do so.

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

•	unexpected losses of key employees or customers of the acquired company;
•	difficulties integrating the acquired company’s standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity, and complexity of the Company’s operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company’s business;
•	diversion of management’s attention from the management of the Company; and
•	adverse impacts on existing business relationships with customers.
13

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

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded stocks since they are less liquid

HemaCare’s common stock trades on the OTC Bulletin Board, an electronic, screen-based trading system operated by the Financial Industry Regulatory Authority. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on another national securities exchange. As a result, an investor may find it difficult to dispose of the Company’s common stock or to obtain accurate price quotations.

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

Ability to utilize net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated

As of December 31, 2010, the Company had net operating loss carryforwards (“NOL”) of approximately $7.0 million for federal income tax purposes that will begin to expire in 2011, and $16.6 million for state income tax purposes that will begin to expire in 2017. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduces or eliminates future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations.

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

This process is expensive and time consuming, and requires significant attention of management. This process can reveal material weaknesses in internal controls that will require remediation. (See “Item 9A. Controls and Procedures” elsewhere in this report.) The remediation process may also be expensive and time consuming, and management can give no assurance that the remediation effort will be completed on time or be effective. In addition, management can give no assurance that additional material weaknesses in internal controls will not be discovered. Management also can give no assurance that the process of evaluation will be completed on time. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

Discontinuation of the operations of the Company’s Florida-based research subsidiary may hinder the Company’s ability to generate profits

The Company’s Florida-based research subsidiary recorded a decrease in revenue and a related increase in operating losses throughout the first three quarters of 2007. On November 5, 2007, the Board of Directors of HemaBio closed this operation to avoid further losses. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq., assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. During 2008, the assignee successfully liquidated most of HemaBio’s assets, including inventory, furniture and equipment. As of December 31, 2010, the assignee was still engaged to complete the liquidation and closure activities. These activities could temporarily increase costs, utilize scarce financial resources, distract management and have a material adverse impact on the Company and its results of operations. In addition, HemaBio creditors could attempt to pursue HemaCare for recovery of unpaid claims if they are not satisfied with the results of the Assignment for Benefit of Creditors process. If HemaBio’s creditors are successful, HemaCare may not have sufficient liquidity to satisfy these obligations.

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at approximately $36,000 per month; however, the lease provides for 3% rent escalation upon the annual anniversary of the beginning of the lease term, and for increases in the cost of common area maintenance. The rent for this facility currently is approximately $41,000 per month. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 5,735 square feet to this lease to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. The rent for this facility currently is approximately $14,800 per month. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

As security for lease obligations associated with this lease, the Company is required to maintain a Letter of Credit. The Letter of Credit was initially in the amount of $815,000, with 10% decreases each year on August 14, 2009, 2010, 2011 and 2012. The decreases become 20% each year on August 14, 2013 and 2014. This Letter of Credit was reduced to $660,000 on December 7, 2010, in accordance with the 10% decrease per year for 2009 and 2010.

The Company leases space for offices, a laboratory, a manufacturing facility for blood components and a distribution center in a 3,600 square foot facility in Scarborough, Maine. The monthly rent is approximately $4,500, and the lease term expires October 31, 2012.

The Company also leases space for a donor center in a 1,300 square foot facility in Scarborough, Maine. The monthly rent is approximately $1,500. The initial lease term expired October 21, 2010 and was renewed for an additional two years bringing the expiration date to October 21, 2012. The rental rate adjusts 3.5% annually.

The Company entered into a lease agreement on June 1, 2009 for a 1,625 square foot office space in White Plains, New York. This lease expires on May 14, 2014, and the current rent is $3,000 with annual adjustments of 2%.

The Company leases a 1,500 square foot donor center on the campus of one of its client hospitals for a monthly amount of $3,700. The lease expires June 30, 2011. The Company entered into a second lease agreement with this client on August 1, 2009 for an additional 1,631 foot donor center. This lease expired on December 31, 2010 and the monthly rent is $2,400. The Company rents the facility on a month to month basis since December 31, 2010.

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

Item 4 Reserved

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

	2010		2009
Quarter ended	High	Low	High	Low
March 31	$0.70	$0.50	$0.40	$0.20
June 30	$0.70	$0.46	$0.54	$0.31
September 30	$0.70	$0.40	$0.97	$0.37
December 31	$0.67	$0.42	$0.75	$0.46

On March 14, 2011, the closing bid price of the Company’s common stock was $0.36 Shareholders are urged to obtain current market quotations for the Company’s common stock.

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

On March 14, 2011, the Company had approximately 247 shareholders of record of its common stock.

Item 6 Selected Financial Data

Intentionally omitted.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

HemaCare operates in two primary business segments. The first is the blood services segment which supplies hospitals and health research related organizations with red blood cells, apheresis platelets, and other blood products. The Company operates and manages donor centers and mobile donor vehicles to collect blood products from donors, and purchases blood products from other suppliers. We include revenues from research projects and cellular therapy collections in the blood services segment. Additionally, the Company operates a therapeutic services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection and other blood treatments on patients with a variety of disorders. Therapeutic services are usually provided under contract with hospitals as an outside purchased service.

In November 2007, the Board of Directors of HemaBio closed the Company’s Florida-based research blood products subsidiary that sourced, processed and distributed human biological specimens, manufactured quality control products and provided clinical trial management and support services. With the closure of HemaBio, the Company reports the financial results for 2010 and 2009 of HemaBio, as well as the impact of the closure activities, as “Discontinued Operations” on the income statement.

Results of Operations

The following table sets forth, for the periods indicated, statement of income data as a percentage of net revenue and the percentage dollar (decrease) increase of such data from period to period.

Percent of Total Revenue

					Percentage (Decrease) Increase
					Years Ended
	Years Ended December 31,				December 31,
	2010		2009		2010 to 2009
Continuing Operations

Revenue	100.0%		100.0%		(16.9%	)

Operating costs	85.5%		82.3%		(13.6%	)

Gross profit	14.5%		17.7%		(32.2%	)

General and administrative expenses	17.1%		15.3%		(7.0%	)

(Loss) income before income taxes	(2.7%	)	2.4%		(191.9%	)

Benefit of income taxes	(0.2%	)	(0.1%	)	114.3%

Income	(2.5%	)	2.5%		(182.4%	)

Discontinued Operations

Loss from discontinued operations	(0.2%	)	(0.1%	)	0.0%

Consolidated

Net (loss) income	(2.6%	)	2.4%		(193.1%	)

Year ended December 31, 2010 compared to the year ended December 31, 2009

Overview

Calendar year 2010 was an extremely challenging year for the blood services industry. Weaknesses in the economy severely impacted the blood banking business all through 2010. As the national economy began to see a recovery in many areas, healthcare reform was signed into law placing additional pressure on our customers to cut their operating costs. The blood products industry throughout the country has been dealing with intensely competitive pricing pressures. There was an unprecedented industry wide surplus of blood products as blood suppliers were generally slow to reduce production. In order to sell excess inventory, blood suppliers lowered prices to levels not seen in recent years. In the portion of Southern California the Company services, four additional competitors emerged in 2010, further increasing competition and driving down prices.

Concurrently, hospitals and healthcare providers have experienced lower reimbursement rates. Health care reform and ever increasing health costs have forced far reaching cost containment initiatives which have had a major impact on the blood industry. This environment has made price an overriding concern to hospital products and services vendors. In an effort to address these issues, hospitals are educating themselves in blood management to reduce usage. Additionally, the criteria justifying blood transfusions have changed. There is a large movement towards bloodless surgeries and intraoperative autologous transfusions, which involves recovering blood lost during surgery and re-infusing the blood into the patient. Patients also continued to postpone elective and non-essential surgeries, which further reduced the demand for blood products.

We have been reevaluating the blood business and determining how we can change our business model in response to these mounting changes. In August, 2010, we closed our Bangor, Maine facility as a result of the decreased volume in California. Our Bangor facility was producing platelets and sending them to our California facility, where demand for these products had dropped. We decided against selling blood products from our New York facility, which is currently offering only therapeutic services. We are focusing on using our existing infrastructure and expertise to increase our position in growing industries with higher margins, such as cellular therapy and research where we are beginning to provide our services. We plan to continue our efforts in growing this part of our business.

By developing relationships with biotech companies and research organizations, both nationally and globally, management is positioning the Company to better access global markets. We are positioning to become the supplier of choice with these customers because of our increasing reputation for compassionate patient care, and excellent service and products.

In the future, the Company intends to leverage its core-business infrastructure to enable collection of various cellular components for biotech and pharmaceutical research, commercialization, manufacturing, cellular therapy protocols, and personalized patient therapies. The Company already collects allogeneic, whole-blood derived stem cells for hospital customers, research organizations and other biotech companies to support their cellular therapy research and manufacturing. In doing so, the Company directly leverages its expertise, equipment, facilities, licensure, current good manufacturing protocols, and hospital relationships. Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

The Company reported a net loss of $796,000 in 2010, or $0.08 basic and diluted loss per share, compared to net income in 2009 of $855,000, or $0.09 basic and $0.08 diluted earnings per share.

The drop in revenue between 2010 and 2009 of just over $6,000,000, or 17%, was primarily due to decreased revenue in the blood services segment for the reasons described above. The Company lost market share in 2010 due to increased competition. Gross profit also suffered in 2010, down 32% as compared to 2009, despite an increase in gross profit from therapeutics business. This resulted from the decrease in capacity utilization arising from the decreased volume. The decrease in revenue and the decrease in average selling price were both principally the result of an overall decrease in sales volume and a relative increase in sales to more price-sensitive customers during 2010.

The Company instituted comprehensive expense reduction initiatives both in operating costs and in general and administrative costs throughout 2010.

The $50,000 loss from discontinued operations was the same as it was for 2009. The loss was attributable to interest expense accrual for the two outstanding notes payable, more fully described in the discontinued operations note in the notes to financial statements.

In 2010, the Company recorded a $60,000 benefit for income taxes related to a federal filing for a net operating loss carry back refund. The Company had recorded a benefit in 2009 of $28,000 primarily as a result of a federal refundable research and development tax credit.

Blood Services

For this business segment, the following table summarizes the revenue and gross profit for 2010 and 2009:

Blood Services

For the Years Ended December 31,
	2010	2009	Variance $	Variance %

Revenues	$22,366,000	$28,642,000	($6,276,000)	-22%

Gross Profit	2,122,000	4,287,000	(2,165,000)	-51%

Gross Profit %	9%	15%

Sales of whole blood units collected through our California mobile blood collections department in 2010 decreased by 21% as compared to 2009 and imported whole blood unit sales decreased by 45%. Imported unit sales of platelets in 2010 decreased significantly as compared to 2009. Units sold that had been collected in the Company’s Van Nuys facility decreased 14%. In addition to the overall lower demand for blood products, our revenues were adversely affected by the loss in June 2009 of a large customer that decided to move its business to a lower priced provider.

In our Maine facility, unit sales of whole blood decreased by 38% in 2010 as compared to 2009, while platelet unit sales decreased by 15%. This was primarily due to the lack of demand for blood products in California, which was the market served by our Maine facility.

Therapeutic Services

For this business segment, the following table summarizes the revenue and gross profit for 2010 and 2009:

Therapeutic Services

For the Years Ended December 31,
	2010	2009	Variance $	Variance %

Revenue	$7,886,000	$7,745,000	$141,000	2%

Gross Profit	$2,255,000	$2,165,000	$90,000	4%

Gross Profit %	29%	28%

The increase in revenue in therapeutic services in 2010 as compared to 2009 was due to an increase of over 25% in the number of procedures performed in the California region, though the mix of procedures and the price of procedures declined offsetting this increase. Additionally procedure volume in the Mid-Atlantic region dropped by 9%, due to increased competition in the market.

General and Administrative Expenses

The following table summarizes general and administrative expenses for 2010 and 2009:

General and Administrative Expenses

For the Years Ended December 31,
2010	2009	Variance $	Variance %

$5,183,000	$5,575,000	($392,000)	-7%

During the last three quarters of 2010, management instituted major cost reduction initiatives which brought costs down significantly in many areas. In particular, by absorbing the vast majority of the work that in the past had been fulfilled by outside consultants, temporary labor and outside professionals, the Company saved $352,000, or 35%, in 2010 as compared to 2009. Investor relations and public company compliance costs decreased by 16%, or $7,000, in 2010 as compared to 2009, and repairs, maintenance, supplies, postage and small tools expense decreased by $26,000 in 2010 as compared to 2009.

By amending the line of credit arrangement with Wells Fargo Bank in December 2009, bank charges decreased by $139,000 in 2010 as compared to 2009, and since the Company did not draw from the line of credit during 2010, interest expense decreased to $0 in 2010 from $160,000 in 2009. Travel and entertainment expenses decreased by $17,000 in 2010 as compared to 2009.

Offsetting these decreases were increases in personnel programs of $74,000, of which $65,000 was for an employer 401(k) matching contribution in 2010 as compared to no such matching contribution in 2009; an increase in officer salaries of $116,000; and an increase in office salaries of $74,000. Officer salaries increased as a result of the $184,000 of severance related expenses paid to the former Chief Executive Officer and former Chief Financial Officer early in 2010. Additionally, our Vice President of Operations was promoted to Chief Operating Officer in August 2010, which resulted in an increase in officer salaries relating to this position and a corresponding decrease in blood management salaries which is included in operating costs and expenses. The increase in office salaries also is due to an increase in personnel hired to replace temporary workers, the cost of which had been included in outside services.

Income Taxes

In 2010, the Company recorded a $60,000 benefit for income taxes related to a federal filing for a net operating loss carry back refund. The Company had recorded a benefit in 2009 of $28,000 primarily as a result of a federal refundable research and development tax credit.

Discontinued Operations

On November 5, 2007, the Board of Directors of the Company’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), in consultation with, and with the approval of, the Board of Directors of the Company, decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio’s creditors. All of the costs incurred in 2010 associated with the Assignment were estimated and accrued in prior periods, with the exception of $50,000 in interest expense that HemaBio continues to accrue on two notes payable to former investors of HemaBio.

2010 and 2009 Quarterly Financial Data

The following table presents unaudited statement of income data for each of the eight quarters ended December 31, 2010. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Share and Per Share Data)

	2009				2010
	Quarter Ended				Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Continuing Operations
Revenue	$9,711	$10,029	$8,401	$8,246	$7,847	$8,144	$7,250	$7,011
Gross profit	1,535	2,034	1,453	1,430	1,388	1,435	607	947
Income (loss) before other income taxes	84	417	158	218	(192)	247	(678)	(183)
Income tax provision (benefit)	3	48	(88)	9	—	10	(70)	—

Net income (loss) from continuing operations	$81	$369	$246	$209	$(192)	$237	$(608)	$(183)

Earnings (loss) per share
Basic	$0.01	$0.04	$0.02	$0.02	$(0.02)	$0.02	$(0.06)	$(0.02)
Diluted	$0.01	$0.04	$0.02	$0.02	$(0.02)	$0.02	$(0.06)	$(0.02)

Discontinued Operations

Loss from discontinued operations	$(12)	$(12)	$(13)	$(13)	$(12)	$(13)	$(13)	$(12)

Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Accounting for Share-Based Incentive Programs

Pursuant to Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topics 505, Equity and 718, Stock Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred. The Company’s assessment of the estimated fair value of share-based payments is impacted by the price of the Company’s stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management calculates fair value based on fair value of the stock at the date of issuance for restricted stock and restricted stock units. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement.

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

During 2010, the Company used the 2006 Equity Incentive Plan (“2006 Plan”) to issue stock option grants totaling 290,000 shares of the Company’s Common Stock to directors and senior management, which Company determined, utilizing the Black-Scholes valuation model, that the fair value of these options was $154,000. During 2009, the Company used the 2006 Equity Incentive Plan (“2006 Plan”) to issue stock option grants totaling 260,000 shares of the Company’s Common Stock to directors and senior management, which Company determined, utilizing the Black-Scholes valuation model, that the fair value of these options was $109,000.

Allowance for Doubtful Accounts

The Company makes ongoing estimates on the collectability of accounts receivable and maintains a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. In determining the amount of the reserve, management considers the historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since management cannot predict future changes in the financial stability of customers, actual losses from uncollectible accounts may differ from the estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event it is determined that a smaller or larger reserve is appropriate, the Company would record a credit or a charge to general and administrative expenses in the period in which such a determination is made.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to ensure that the Company would realize any benefit from the deferred tax assets. Therefore, as of December 31, 2010, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2010, the Company did not incur any interest or penalties related to uncertain tax positions. The oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 2006.

In September 2009, the State of California suspended the use of net operating loss carryforwards when calculating income taxes for 2009 and 2010; however, due to other timing differences, this suspension did not materially impact the Company’s 2010 tax provision to the State of California.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand, and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity.

For continuing operations, the Company, on December 31, 2010, had cash, cash equivalents and restricted cash of $2,298,000 and working capital of $3,928,000.

Management anticipates that cash on hand and cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases and operating lease commitments.

Line of Credit

On December 9, 2009, the Company, together with the Company’s subsidiary, Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace the Wells Fargo Agreement entered into on April 10, 2008. The New Wells Agreement provided that the Company could borrow the lesser of 80% of eligible accounts receivable or $5 million, and had a maturity date of December 1, 2011. Most of the terms in the New Wells Agreement were similar to those in the former Wells Fargo Agreement; however, the New Wells Agreement provided that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the bank’s prime rate, but eliminated any minimum monthly interest requirement. The New Wells Agreement also granted the bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.

The Company had no outstanding borrowings under the New Wells Agreement as of December 31, 2010, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility. The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014. At December 31, 2010, the letter of credit was for $660,000. No amounts have been drawn against the letter of credit.

The New Wells Agreement also required that the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. As of December 31, 2010, the Company was out of compliance with the financial covenants in the New Wells Agreement.

Effective as of January 15, 2011, in consideration of Wells Fargo waiving the Company’s existing defaults under the Credit Agreement, the Company agreed to amend the New Wells Agreement to provide that outstanding borrowings, including outstanding advances and letters of credit, shall not at any time exceed the amount of cash collateral in a segregated, blocked deposit account maintained by the Company with Wells Fargo and with respect to which Wells Fargo has been granted a first priority security interest to secure all present and future indebtedness of the Company to Wells Fargo. Pursuant to this arrangement, the Company has pledged $660,000 in cash to Wells Fargo, and the Company has outstanding letters of credit for an aggregate of $660,000 under the New Wells Agreement.

Notes Payable of HemaBio

When the Company acquired HemaBio, two former HemaBio investors, Dr. Lawrence Feldman and Dr. Karen Raben, each held a $250,000 note from HemaBio. The Board of Directors of HemaBio decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio, effective November 5, 2007 and these notes remain unpaid.

Since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $50,000 for the year ended December 31, 2010.

As of December 31, 2010, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved. Both of these notes are included in the Company’s December 31, 2010 balance sheet as part of Liabilities related to Assets Held for Sale.

Cash Flows

Net cash provided by operating activities from continuing operations was $1,057,000 for 2010, compared with $3,249,000 for 2009, representing an decrease of $2,192,000. The decrease was due primarily to the $796,000 of net loss realized in 2010 as compared to the $855,000 of net income realized in 2009. The Company pledged $660,000 cash to collateralize a letter of credit in association with the Company’s Van Nuys facility lease. Additionally, 2010 cash flows from operating activities were affected by a smaller decrease in accounts receivable in 2010 of $877,000 as compared to a decrease in accounts receivable in 2009 of $2,453,000, due in part to improvements in collections and an overall decrease in accounts receivable stemming from reduced sales. In 2010 the Company experienced a $27,000 decrease in accounts payable, as compared to a $1,583,000 decrease in 2009, as the Company reduced payables with the proceeds it received from improved collections of accounts receivable. The Company calculates days sales outstanding utilizing the average sales for the three months preceding the date of the calculation. The Company’s days sales outstanding for continuing operations stood at 36 days as of December 31, 2010, compared with 41 days as of December 31, 2009.

Cash used in investing activities from continuing operations decreased to $234,000 in 2010 from $674,000 for 2009. This was primarily due to a decrease in investment in capital expenditures as well as the write off of impaired assets in 2010 of $126,000, related to assets purchased for the Company’s software project which were no longer needed as management decided to utilize a hosting solution offered by the software vendor.

Cash used in financing activities from continuing operations in 2010 was $192,000 compared with $2,471,000 in 2009. In 2010, the Company repurchased its common stock in the amount of $281,000 offset by proceeds from the sale of common stock of $83,000. In 2009, the Company paid off all indebtedness to Wells Fargo with the exception of an outstanding letter of credit, accounting for the entire use of investment activity cash for 2009.

Cash was used in discontinued operations was $5,000 in 2010 compared with $97,000 in 2009. The cash used in 2009 was for fees and other expenses associated with the HemaBio Assignment.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Item 7a Quantitative And Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 8 Financial Statements and Supplementary Data

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear beginning on page F-4

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers and corporate governance

The information concerning the directors and executive officers of the Company and corporate governance is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year (the “Proxy Statement”).

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

3. Exhibits

The following exhibits listed are filed or incorporated by reference as part of this Report.

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2008.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
4.1.1	Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.
4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
10.1*	Amended and Restated HemaCare Corporation 1996 Stock Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 99.6 to Form 8-K of the Registrant filed on January 8, 2009.

10.2*	Amended and Restated HemaCare Corporation 2006 Equity Incentive Plan, dated May 11, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on May 14, 2010.
10.3*	2004 Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 10.2 to Form 10-K of the Registrant for the year ended December 31, 2004.
10.4	Lease agreement between HemaCare Corporation, as tenant, and ECI Sherman Plaza LLC, as landlord for approximately 20,000 square feet located in Van Nuys, California, dated February 10, 2006, incorporated by reference to Exhibit 99.1 of Form 8-K of the Registrant filed on March 1, 2006.
10.5	Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Lawrence Feldman, incorporated by reference to Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.
10.6	Promissory Note dated August 29, 2006, in the principal amount of $250,000, of Teragenix Corporation, payable to Dr. Karen Raben, incorporated by reference to Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on September 5, 2006.
10.7	Assignment for the Benefit of Creditors made as of December 4, 2007, incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K filed on December 14, 2008.
10.8	First Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated August 17, 2006, incorporated by reference to Exhibit 10.35 to Form 10-K of the Registrant for the year ended December 31, 2007.
10.9	Second Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated April 11, 2008, incorporated by reference to Exhibit. 10.36 to Form 10-K of the Registrant for the year ended December 31, 2007.
10.10	Indemnification Agreement between HemaCare Corporation and Julian Steffenhagen, executed March 11, 2008, incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2008.
10.11	Credit Agreement among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on December 15, 2009.
10.12	Revolving Line of Credit Note by HemaCare Corporation and Coral Blood Services, Inc. to the benefit of Wells Fargo Bank, dated December 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on December 15, 2009.
10.13	Third Party Security Agreement: Rights to Payment and Inventory between Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.3 to Form 8-K of the Registrant filed on December 15, 2009.
10.14	Third Party Security Agreement: Rights to Payment and Inventory between HemaCare Corporation, and Wells Fargo Bank, dated December 4, 2009 incorporated by reference to Exhibit 10.4 to Form 8-K of the Registrant filed on December 15, 2009.
10.15	Continuing Security Agreement: Rights to Payment and Inventory among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K of the Registrant filed on December 15, 2009.

10.16	Third Party Security Agreement: Equipment between Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.6 to Form 8-K of the Registrant filed on December 15, 2009.
10.17	Third Party Security Agreement: Equipment between HemaCare Corporation, and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant filed on December 15, 2009.
10.18	Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant filed on December 15, 2009.
10.19	Amendment to Credit Agreement, dated as of January 15, 2011, among Wells Fargo Bank, HemaCare Corporation and Coral Blood Services, Inc., incorporated by reference to Exhibit 10.6 to Form 8-K of the Registrant filed on January 15, 2011.
10.20	First Modification to Promissory Note, dated as of January 15, 2011, between HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant filed on January 15, 2011.
10.21	Security Agreement Specific Rights to Payment, dated January 15, 2011, between HemaCare Corporation and Wells Fargo Bank, with addendum, incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant filed on January 15, 2011.
10.22*	Separation Agreement between HemaCare Corporation and John Doumitt, dated February 26, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on March 16, 2010.
10.23*	Employment Agreement between HemaCare Corporation and Pete van der Wal, President and Chief Executive Officer dated March 2, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on March 16, 2010.
10.24*	Separation Agreement between HemaCare Corporation and Robert Chilton, dated March 11, 2010, incorporated by reference to Exhibit 10.3 to Form 8-K of the Registrant filed on March 16, 2010.
10.25 †	Blood Donor Center Management Community Mobile Blood Collections Services Agreement, USC Blood Donor Center, USC University Hospital, between USC University Hospital, Inc. and HemaCare Corporation.
10.26 †	First Amendment to the Blood Donor Center Management Community Mobile Blood Collections Services Agreement, entered into as of March 7, 2006, between USC University Hospital, Inc. and HemaCare Corporation.
10.27 †	Second Amendment to the Blood Donor Center Management Community Mobile Blood Collections Services Agreement, entered into as of April 10, 2007, between USC University Hospital, Inc. and HemaCare Corporation.
10.28 †	Third Amendment to the Blood Donor Center Management Community Mobile Blood Collections Services Agreement, entered into as of May 1, 2009, between University of Southern California, on behalf of USC University Hospital, and HemaCare Corporation.

10.29 †	Therapeutic Apheresis Services Agreement, entered into as of January 30, 2003, between Kenneth Norris Jr. Cancer Hospital and HemaCare Corporation.
10.30	First Amendment to Services Agreement, entered into as of August 18, 2006, between Tenet Healthsystem Norris, Inc. and HemaCare Corporation.
10.31	Second Amended and Restated Services Agreement, entered into as of April 1, 2008, between Tenet Healthsystem Norris, Inc. and HemaCare Corporation.
10.32	Third Amendment to Services Agreement, entered into as of November 1, 2009, between University of Southern California, on behalf of USC Norris Cancer Hospital, and HemaCare Corporation.
10.33	Software License and Support Services Agreement, dated as of February 14, 2011, between Haemonetics Corporation and HemaCare Corporation.
14.	Code of Ethics – incorporated by reference to Exhibit 14 to Form 10-K of the Registrant for the year ended December 31, 2004.
21.	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Form 10-K of the Registrant for the year ended December 31, 2009.
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.	Power of attorney (see signature page).
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.
†	Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 21, 2011	HEMACARE CORPORATION

		By:	/s/ Lisa Bacerra
Lisa Bacerra, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pete van der Wal and Lisa Bacerra, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 21st day of March, 2011.

Signature	Title

/s/ Pete van der Wal	President and Chief Executive Officer and Director
Pete van der Wal	(Principal Executive Officer)

/s/ Lisa Bacerra	Chief Financial Officer
Lisa Bacerra	(Principal Financial and Accounting Officer)

/s/ Steven Gerber
Steven Gerber	Chairman of the Board, Director

/s/ Julian Steffenhagen
Julian Steffenhagen	Director

/s/ Teresa Sligh
Teresa Sligh	Director

/s/ Terry Van Der Tuuk
Terry Van Der Tuuk	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of HemaCare Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HemaCare Corporation and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Irvine, California

March 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

HemaCare Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HemaCare Corporation and subsidiaries (the “Company”), as of December 31, 2009, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Irvine, California

March 23, 2010

HEMACARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$1,638,000	$1,007,000
Restricted cash	660,000
Accounts receivable, net of allowance for
doubtful accounts of $91,000 in 2010 and $87,000 in 2009	2,780,000	3,669,000
Product inventories and supplies	617,000	870,000
Prepaid expenses	522,000	558,000
Assets held for sale	210,000	215,000
Other receivables	168,000	56,000
Total current assets	6,595,000	6,375,000
Plant and equipment, net of accumulated
depreciation and amortization of $7,704,000 in 2010 and
$6,654,000 in 2009	3,100,000	4,035,000
Other assets	148,000	165,000
Total assets	$9,843,000	$10,575,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,486,000	$1,601,000
Accrued payroll and payroll taxes	636,000	583,000
Other accrued expenses	319,000	217,000
Current portion of capital lease	16,000	—
Liabilities related to assets held for sale	2,094,000	2,049,000
Total current liabilities	4,551,000	4,450,000
Deferred rent	533,000	600,000
Long term portion of capital lease	77,000	—

Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized,
9,712,948 issued and outstanding in 2010 and 10,049,539 in 2009	16,289,000	16,336,000
Accumulated deficit	(11,607,000)	(10,811,000)
Total shareholders' equity	4,682,000	5,525,000
Total liabilities and shareholders' equity	$9,843,000	$10,575,000

The accompanying notes are an integral part of these consolidated financial statements

HEMACARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended Decmber 31,

	Twelve Months Ended
	December 31,
	2010	2009
Revenue
Blood services	$22,366,000	$28,642,000
Therapeutic services	7,886,000	7,745,000
Total revenue	30,252,000	36,387,000

Operating costs and expenses
Blood services	20,244,000	24,355,000
Therapeutic services	5,631,000	5,580,000
Total operating costs and expenses	25,875,000	29,935,000

Gross profit	4,377,000	6,452,000

General and administrative expenses	5,183,000	5,575,000

(Loss) income from operations	(806,000)	877,000

Benefit from income taxes	(60,000)	(28,000)

(Loss) income from continuing operations	(746,000)	905,000

Loss from discontinued operations	(50,000)	(50,000)

Net (loss) income	$(796,000)	$855,000

(Loss) income per share
Basic
Continuing operations	$(0.07)	$0.09
Discontinued operations	$(0.01)	$—
Total	$(0.08)	$0.09
Diluted
Continuing operations	$(0.07)	$0.09
Discontinued operations	$(0.01)	$—
Total	$(0.08)	$0.08

Weighted average shares outstanding-basic	9,968,120	10,008,000

Weighted average shares outstanding-diluted	9,968,120	10,132,000

The accompanying notes are an integral part of these consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and 2009

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance as of December 31, 2008	9,886,955	$16,204,000	$(11,666,000)	$4,538,000

Conversion of restricted stock and
restricted stock units to common stock	162,585

Share-based compensation expense		132,000	—	132,000
Net income			855,000	855,000
Balance as of December 31, 2009	10,049,540	16,336,000	(10,811,000)	5,525,000

Issuance of common stock through
Employee Stock Purchase Plan	150,908	83,000		83,000

Stock options exercised	22,500	11,000		11,000

Stock repurchased	(510,000)	(281,000)		(281,000)

Share-based compensation expense		140,000		140,000
Net loss		—	(796,000)	(796,000)
Balance as of December 31, 2010	9,712,948	$16,289,000	$(11,607,000)	$4,682,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2010	2009
Cash flows from operating activities:
Net (loss) income	$(796,000)	$855,000
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Loss from discontinued operations	50,000	50,000
Provision for (recovery of) bad debts	12,000	(71,000)
Depreciation and amortization	1,134,000	1,054,000
Loss on disposal of assets	7,000	2,000
Share-based compensation	140,000	132,000
Impairment of capitalized asset in progress	126,000	—

Changes in operating assets and liabilities:
(Increase) in restricted cash	(660,000)	—
Decrease in accounts receivable	877,000	2,453,000
Decrease in inventories, supplies and prepaid expenses	289,000	347,000
(Increase) decrease in other receivables	(112,000)	2,000
Decrease in other assets	17,000	8,000
Decrease in accounts payable, accrued payroll, accrued expenses and deferred rent	(27,000)	(1,583,000)
Net cash provided by operating activities	1,057,000	3,249,000

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	6,000	10,000
Purchases of plant and equipment	(240,000)	(684,000)
Net cash used in investing activities	(234,000)	(674,000)

Cash flows from financing activities:
Proceeds from sale of common stock	83,000	—
Proceeds from the exercise of stock options	11,000	—
Repurchases of common stock	(281,000)	—
Principal payments on capital leases	(5,000)
Principal payments on notes payable	—	(2,471,000)
Net cash used in financing activities	(192,000)	(2,471,000)

Net cash provided by continuing operations	631,000	104,000

Cash Flows - Discontinued Operations
Net cash used in operating activities	(5,000)	(97,000)
Net cash used in discontinued operations	(5,000)	(97,000)

Increase in cash and cash equivalents	626,000	7,000
Cash and cash equivalents at beginning of period	1,222,000	1,215,000
Cash and cash equivalents at end of period	1,848,000	1,222,000

Cash, cash equivalents - Continuing operations	1,638,000	1,007,000
Cash and cash equivalents - Assets held for sale	210,000	215,000
Total cash and cash equivalents	$1,848,000	$1,222,000
		—
Supplemental disclosure:
Interest paid	$3,000	160,000
Income taxes refunded	$(18,000)	(26,000)
Capital lease addition for capital equipment	$98,000	$—

The accompanying notes are an integral part of these consolidated financial statements

HemaCare Corporation

Notes to Consolidated Financial Statements

December 31, 2010

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also impact the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, accruals, stock based compensation, estimates used in the determination of fair value of stock options and the provision for doubtful accounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation Section 343 of the Dodd-Frank Act amends the Federal Deposit Insurance Act to include noninterest-bearing transaction accounts as a new temporary deposit insurance account category. All funds held in noninterest-bearing transaction accounts will be fully insured, without limit, from December 31, 2010, through December 31, 2012. At December 31, 2010, the Company had uninsured restricted cash of $410,000, and on December 31, 2009, the Company had $754,000 of unrestricted, uninsured cash and cash equivalents, The Company had $660,000 of cash restricted to Wells Fargo Bank at December 31, 2010, as security for a Letter of Credit as required as part of the lease obligation at the Company’s Van Nuys facility. The Company had no restricted cash at December 31, 2009.

Fair Value Disclosure of Financial Instruments: The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, and income tax payable as of December 31, 2010 and 2009 approximate fair value. The interest rate applied to capital leases is based upon the Company's borrowing rate, and therefore their carrying value approximates fair value.

Revenue and Accounts Receivable: The Company recognizes revenue upon shipment of its products to its customers, provided that the Company either has a contract with the customer, received a purchase order or the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred. Revenue is recognized upon acceptance of the blood products or the performance of blood services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Therapeutic services revenue consists primarily of mobile therapeutics sales, while blood services revenue consists primarily of sales of single donor platelets, whole blood components or other blood products that are manufactured or purchased and distributed by the Company. Accounts receivable are reviewed periodically for collectability.

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory in either 2010 or 2009.

Inventories are comprised of the following as of December 31,

	2010	2009

Supplies	$461,000	$691,000
Blood products	156,000	179,000
Total	$617,000	$870,000

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

Long-lived Assets: All long-lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows. Appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Income Taxes: Under the provisions of ASC Topic 740, Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2010 and 2009 and therefore booked a 100% valuation allowance as of both December 31, 2010 and December 31, 2009.

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

Interest Expense: During the years ended December 31, 2010 and 2009, the Company incurred interest expense of $4,000 and $160,000, for continuing operations and $50,000 and $50,000 for discontinued operations, respectively.

Share-Based Compensation: As per the ASC Topics 505, Equity and 718, Stock Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred. The Company’s assessment of the estimated fair value of share-based payments is impacted by the price of the Company’s stock, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Management utilized the Black-Scholes model to estimate the fair value of share-based payments granted. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement.

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

Note 3 – Discontinued Operations

In the first six months of 2007, HemaBio produced significantly lower earnings than anticipated by the Company and HemaBio’s management team. In the third quarter of 2007, HemaBio’s management team projected a net loss from operations of approximately $300,000, and projected further losses for the fourth quarter of 2007 as well. On November 2, 2007, HemaBio received letters of resignation from Mr. Joseph Mauro, HemaBio’s President, and Mr. Valentin Adia, HemaBio’s Vice President of Business Development. Mr. Mauro and Mr. Adia both stated that their resignations were submitted under the “good reason” provisions of their employment agreements. The Board of Directors of HemaBio, in consultation with, and with the approval of, the Board of Directors of the Company, determined that HemaBio’s business could not operate successfully because i) HemaBio was always operated as a separate and independent business from the Company, ii) HemaBio’s employees, principally Mr. Mauro and Mr. Adia, possessed all knowledge of HemaBio’s suppliers, markets and customers, iii) without senior management there were no other individuals at HemaBio who could run the business and find a pathway to future profitability, iv) none of the Company’s management were available, nor possessed the knowledge, to take over the responsibility to run HemaBio, and v) the projected operating losses at HemaBio were growing, and HemaBio did not have sufficient financial resources to operate for the time period required to recruit, hire and train new management. Therefore, the Board of Directors of HemaBio decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio, effective November 5, 2007.

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

Per ASC Topic 205-20, Discontinued Operations and ASC Topic 360-10, Impairment or Disposal of Long-Lived Assets, the results of operations of HemaBio, along with an estimate of all closure related costs, were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of December 31, 2010 and December 31, 2009:

HEMACARE BIOSCIENCE, INC

Discontinued Operations

	December 31,	December 31,
	2010	2009

Assets held for Sale
Cash and cash equivalents	$210,000	$215,000
Total assets held for sale	$210,000	$215,000

Liabilities related to assets held for sale
Accounts payable	$774,000	$779,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	217,000	167,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,094,000	$2,049,000

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

Therefore, management concluded that given liabilities remained outstanding throughout the ABC, it was appropriate to keep these liabilities on the books of HemaBio as outstanding until such time as the Assignee pays these claims, the claims are dismissed by a court, or the claimants rights to pursue claims expires per the Florida Statute of Limitations.

Management analyzed all of the claims submitted to the Assignee, and after reviewing the applicable Florida Statute of Limitations, management determined that the claimant’s rights to pursue claims would not expire for at least three years. Therefore, management concluded that none of the claims against HemaBio can be removed as of December 31, 2010.

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

For 2010, the Company recorded an increase to the allowance for doubtful accounts of $12,000 for continuing operations as a result of management’s review of outstanding receivables, whereas for 2009 the Company recorded a decrease of $71,000. In 2009, the decrease was due to collection of customer balances previously included in the allowance. The Company’s policy is to write-off a receivable when collection efforts are terminated and the probability of collection is very low.

Note 5 - Plant and Equipment

Plant and equipment consists of the following:

	December 31,	December 31,
	2010	2009

Furniture, fixtures and equipment	$8,511,000	$8,375,000
Leasehold improvements	2,293,000	2,314,000

Less accumulated depreciation and amortization	(7,704,000)	(6.654,000)
	$3,100,000	$4,035,000

Depreciation and amortization expense for 2010 and 2009 was $1,134,000 and $1,054,000, respectively.

The Company wrote off impaired assets in 2010 totaling $126,000, related to assets purchased for the Company’s software project which were no longer needed as management decided to utilize a hosting solution offered by the software vendor.

Note 6 - Line of Credit and Notes Payable

On December 9, 2009, the Company, together with the Company’s subsidiary, Coral Blood Services, Inc., entered into a new Credit Agreement (the “New Wells Agreement”), and related security agreements, with Wells Fargo to replace the Wells Fargo Agreement entered into on April 10, 2008. The New Wells Agreement provided that the Company could borrow the lesser of 80% of eligible accounts receivable or $5 million, and had a maturity date of December 1, 2011. Most of the terms in the New Wells Agreement were similar to those in the former Wells Fargo Agreement; however, the New Wells Agreement provided that the Company pay interest on a monthly basis on any outstanding balance at 0.25% above the bank’s prime rate, but eliminated any minimum monthly interest requirement. The New Wells Agreement also granted the bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.

The Company had no outstanding borrowings under the New Wells Agreement as of December 31, 2010, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility. The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014. At December 31, 2010, the letter of credit was for $660,000. No amounts have been drawn against the letter of credit.

The New Wells Agreement also required that the Company maintain certain financial covenants, including minimum tangible net worth, maximum total liabilities and minimum net income over a rolling two quarter basis. As of December 31, 2010, the Company was out of compliance with the financial covenants in the New Wells Agreement.

Effective as of January 15, 2011, in consideration of Wells Fargo waiving the Company’s existing defaults under the Credit Agreement, the Company agreed to amend the New Wells Agreement to provide that outstanding borrowings, including outstanding advances and letters of credit, shall not at any time exceed the amount of cash collateral in a segregated, blocked deposit account maintained by the Company with Wells Fargo and with respect to which Wells Fargo has been granted a first priority security interest to secure all present and future indebtedness of the Company to Wells Fargo. Pursuant to this arrangement, the Company has pledged $660,000 in cash to Wells Fargo, and the Company has outstanding letters of credit for an aggregate of $660,000 under the New Wells Agreement.

Note 7 - Leases

The Company leases its facilities and certain equipment under operating leases that expire through the year 2017.

Future minimum rentals under operating and capital leases for continuing operations are as follows:

Years ending December 31,	Operating	Capital
2011	$813,000	$16,000
2012	793,000	20,000
2013	747,000	20,000
2014	744,000	23,000
2015	740,000	14,000
Thereafter	1,202,000	—
Total	$5,039,000	$93,000

For continuing operations total rent expense under all operating leases was $977,000 and $893,000 for the years ended December 31, 2010 and 2009, respectively.

Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, mobile blood drive operations, a blood component manufacturing lab and a blood products distribution operation. The Company occupied this facility in November 2006. The rent for this facility started at approximately $36,000 per month; however, the lease provides for an annual 3% rent escalation upon the annual anniversary of the beginning of the lease term and for increases in the cost of common area maintenance. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price. On April 11, 2007, the Company entered into an amendment to add approximately 5,735 square feet to this lease intended to house a donor center and supply warehouse. This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The Company allocates on a straight-line basis the total lease payments, including rent escalation, abated rent, and tenant improvement reimbursement, over the term of the lease. As a result, the Company recognizes approximately $41,000 in monthly rent expense over the term of the lease. As of December 31, 2010, the Company recorded $66,000 in deferred rent included in accrued expenses associated with this lease to be utilized over the next twelve months. As of December 31, 2010, the Company has remaining $533,000 deferred rent associated with this lease, included in other long-term liabilities on the balance sheet.

On August 18, 2010, the Company entered into a capital lease with Horiba Financial Services for the lease of equipment used in processing in the Company’s Van Nuys laboratory facility. The total value of the lease is $98,000 at 10.5% interest which is payable monthly in the amount of $2,100 and expires in July 2015.

Note 8 - Income Taxes

The provision for income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Federal – Net operating loss carryback	$(63,000)	$0

Federal – Refundable research and development credit	—	(12,000)

State – current year provision	3,000	14,000

State – prior year amendments and refunds	—	(30,000)
Income tax (benefit) provision	$(60,000)	$(28,000)

For continuing operations, the Company recorded a $60,000 benefit from income taxes for 2010 compared with a $28,000 benefit from income taxes for 2009.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2010, the Company did not incur any interest or penalties related to uncertain tax positions. The oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 2006.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Income tax expense at federal statutory rate	$(297,000)	$296,000
Refundable research and development credit	—	(12,000)
State income taxes, net of federal benefit	(6,000)	26,000
Change in valuation allowance	348,000	(514,000)
Permanent differences	30,000	44,000
Change in deferred tax asset and other	—	5,000
Expiration of federal credit	(72,000)	157,000
Income tax expense	3,000	2,000
State prior period tax amendments and refunds	—	(30,000)
Federal NOL carryback	(63,000)	—
Income tax benefit	$(60,000)	$(28,000)

The Company recognized no net deferred tax asset as of December 31, 2010 and 2009. The components of the net deferred tax asset at December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Accounts receivable reserve	$33,000	$26,000
Accrued expenses and other	562,000	623,000
Total current deferred tax asset	$595,000	$649,000

Noncurrent:
Net operating loss carryforward	$2,801,000	$2,489,000
Depreciation and amortization	34,000	(126,000)
Tax credit carryforward	54,000	85,000
Stock compensation	211,000	192,000
Other	(180,000)	(122,000)
Valuation allowance	(3,515,000)	(3,167,000)
Total non-current deferred tax	(595,000)	(649,000)
Total deferred tax asset	$—	$—

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

The Company determined at the end of 2010 and 2009 that, based on recent operating results, it was unlikely that the Company would realize any of the deferred tax assets. Therefore, the Company recorded a 100% valuation reserve against all of the net deferred tax assets as of December 31, 2010 and December 31, 2009.

As of December 31, 2010, the value of the Company’s federal and state net operating loss carryforwards were $7.0 million and $16.6 million, respectively. The difference in the net operating loss carryovers for Federal and State purposes relate to the filing of combined versus stand alone income tax returns. The ability of the Company to utilize the available federal net operating loss carryforward is scheduled to expire over time starting in 2011 and ending in 2030. The ability for the Company to utilize the available state net operating loss is scheduled to expire over time starting in 2017 and ending 2030.

Utilization of our net operating loss may be subject to substantial annual limitation as a result of a change in ownership as provided by the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss before utilization.

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

Eligible Participants.   Awards may be granted under the 2006 Plan to any of the Company’s officers, directors, or consultants or Company affiliates. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of the Company or a related corporation.

Number of Shares of Common Stock Available.   A total of 1,200,000 shares of common stock had been reserved for issuance under the 2006 Plan upon inception, and an amendment to the 2006 Equity Incentive Plan, to increase the maximum number of shares of common stock that may be issued pursuant to all types of awards granted under the Plan from 1,200,000 to 2,200,000 shares, was approved at the May 21, 2010 annual shareholder’s meeting. If an award is cancelled, terminates, expires, or lapses for any reason without having been fully exercised or vested, or is settled for less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled, or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2006 Plan. In addition, if the Company experiences a stock dividend, reorganization, or other change in capital structure, the administrator may, in its discretion, adjust the number of shares available for issuance under the 2006 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number limitations included in the 2006 Plan will also adjust appropriately upon such event.

As of December 31, 2010, the Company had utilized 1,137,835 of the shares reserved under the 2006 Plan, and 1,062,165 shares remain available. Awards may be granted to any employee, director or consultant of the Company or its subsidiaries, or those of the Company’s affiliates.

At the March 11, 2010 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2010 annual stock option grants utilizing the closing stock price on March 11, 2010 the date of the meeting, and the Black-Scholes valuation model. Since this grant was intended as compensation for annual service, the Company recorded $64,000 of share-based compensation for the year ended December 31, 2010.The recorded share based-compensation for the annual stock option grants awarded to non-employee directors as compensation for annual service for the year ended December 31, 2009 was $37,000.

Total share-based compensation expense for award grants issued to employees for the years ended December 31, 2010 and 2009 was $76,000 and $95,000 respectively.

The table below summarizes stock option activity for 2010 and 2009:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,815,000	$1.14	1,641,000	$1.23
Granted	290,000	$0.61	260,000	$0.42
Exercised	(22,500)	$0.49	—	$—
Forfeited	(155,750)	$0.63	—	$—
Expired	(357,750)	$1.34	(86,000)	$0.74
Outstanding at end of year	1,569,000	$1.05	1,815,000	$1.14
Vested at end of year	1,252,000	$1.17	1,453,000	$1.25

As of December 31, 2010, the total aggregate intrinsic value of all fully vested stock options, and of all stock options outstanding, was $149,000 and $200,000, respectively.

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.18 to $0.75	892,000	7.3 years	$0.48	585,000	$0.44
$0.76 to $1.50	370,000	2.3 years	$1.24	370,000	$1.24
$1.51 to $2.50	157,000	4.8 years	$2.35	147,000	$2.35
$2.51 to $2.71	150,000	6.1 years	$2.68	150,000	$2.68
	1,569,000	5.7 years	$1.05	1,252,000	$1.17

The table below summarizes restricted stock activity for 2010 and 2009:

	2010		2009
	Shares	Price	Shares	Price
Outstanding at beginning of year	—	$—	115,585	$0.00
Granted	—	—	—	—
Exercised	—	—	(115,585)	0.00
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	—	$—	—	$0.00
Exercisable at end of year	—	—	—	—

The table below summarizes restricted stock unit activity for 2010 and 2009:

	2010		2009
	Shares	Price	Shares	Price
Outstanding at beginning of year	—	$—	47,200	$0.00
Granted	—	—	—	—
Exercised	—	—	(47,200)	0.00
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	—	$—	—	$0.00
Exercisable at end of year	—	—	—	—

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2010	2009
Weighted average fair value at date of grant for options granted during the period	$ 0.53	$ 0.39
Weighted average fair value for options exercised during the period	$ 0.45	$ 0.00
Weighted average fair value for options vested during the period	$ 0.67	$ 0.57
Risk-free interest rates	2.8%	2.9%
Expected stock price volatility	157.0%	157.0%
Expected dividend yield	0.0%	0.0%
Expected forfeitures	29.5%	29.5%
Expected Option Term	6.5 years	6.5 years

For the year ended December 31, 2010, the Company recognized non-cash share-based compensation costs of $140,000, in accordance with ASC Topics 505 and 718, reducing the income before taxes and net income by this amount.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2010:

	Shares	Weighted average fair value
Nonvested at January 1, 2010	361,750	$0.61
Granted	290,000	0.54
Vested	(179,000)	0.68
Cancelled	(155,750)	0.57
Nonvested at December 31, 2010	317,000	$0.53

As of December 31, 2010, the unrecognized compensation cost related to nonvested awards is $99,000 with a weighted-average period over which such unrecognized compensation is expected to be recognized of 3.7 years.

As of December 31, 2010, there were 1,252,000 fully vested stock options outstanding with a weighted average fair value of $0.40 and an average contractual term of 5.0 years.

Stock Repurchase Plan

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

Pursuant to the stock repurchase program, the Company purchased 5,000 shares of common stock during the second quarter of 2010, and purchased 505,000 shares of common stock during the third quarter of 2010, for aggregate purchases of 510,000 shares for the year ended December 31, 2010. These shares have all been retired.

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

Three purchases were made from the Employee Stock Purchase Plan (“ESPP”) during 2010. On August 23, 2010, Pete van der Wal made two purchases totaling 90,909 shares from the plan at $.55 each for a total of $50,000, and on the same date, Steven Gerber purchased 60,000 shares from the plan at $.55 each for a total of $33,000.

As of December 31, 2010, there were 419,191 remaining shares in the ESPP.

Note 10 – Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2010	2009
Net (loss) income from continuing operations	$(746,000)	$905,000

Weighted average shares outstanding	9,968,000	10,008,000
Net effect of diluted options and warrants	—	124,000
Weighted average dilutive shares outstanding	9,968,000	10,132,000

(Loss) earnings per share from continuing operations - diluted	$(0.07)	$0.09

Net loss from discontinued operations	$(50,000)	$(50,000)

Loss per share from discontinued operations - diluted	$(0.01)	$(0.00)

Net (loss) income	$(796,000)	$855,000

(Loss) earnings per share - diluted	$(0.08)	$0.08

Options outstanding representing 1,569,000 and 1,450,000 shares of common stock for the years ended December 31, 2010 and 2009, have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 11– 401(k) Profit Sharing Plan

The HemaCare Corporation 401(k) Profit Sharing Plan qualifies, in form, under Section 401(k) of the Code. The Company accrued a matching contribution to be paid in 2011 for the 2010 plan year of $65,000. The Company did not match any 401(k) contribution in 2010 for the 2009 plan year.

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

Note 13 – Concentration Risk

The Company provides products and services to healthcare providers, hospitals and research and cellular therapy related organizations, all of which are referred to as “customers” for purposes of identifying concentration risk in this note. During 2010, one customer represented 18.1% of the Company’s total revenue from continuing operations. The next two largest customers accounted for approximately 7.3% and 4.6% of total revenue respectively. The Company’s ten largest customers accounted for 54.7% of total revenue. Other than the lease of space for two donor centers at a customer’s facility, the Company’s only relationship with any of these customers is as a provider of blood products and services.

In addition, consolidations and affiliations within the hospital industry have changed the environment for the blood services segment. The newly consolidated or affiliated hospitals have started to negotiate with the Company as a group, and therefore exert greater pressure on the Company for price discounts. This may force the Company to offer price discounts to retain sales volume that previously would not have been granted if the hospitals were not negotiating as a group.

During 2010, the Company received goods and services from two major vendors; the first of which is CaridianBCT, which represented approximately 12.9% of the Company’s total operating costs from continuing operations. This vendor provided products that support the Company’s cell separation equipment used by both the blood services and therapeutic services segments. The second largest vendor is Creative Testing Solutions, which represented approximately 9.7% of total operating costs from continuing operations. This vendor provided laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 14 – Subsequent Events

Amendment to New Wells Agreement

Effective as of January 15, 2011, the Company entered into a letter agreement (the “Amendment”) with Wells Fargo Bank (the “Bank’), pursuant to which the parties amended the New Wells Agreement, by and among the Company, the Bank and Coral Blood Services, Inc. and the Bank waived the Company’s existing defaults under the Credit Agreement.

In connection with the Amendment, the Company also entered into a First Modification To Promissory Note, and a Security Agreement Specific Rights to Payment, as modified by the Addendum attached thereto, each dated as of January 15, 2011

Blood Management Software Project

On February 18, 2011, the Company entered into an agreement with Haemonetics, Inc. to purchase the license to the El Dorado Donor software system. The Company also signed a hosting agreement for Haemonetics to host the El Dorado software system for a period of three years, with annual renewal options.

