Form 10-Q
period 2011-03-31
HEMACARE CORP /CA/
filed 2011-05-11
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, 9,712,948 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE MONTHS ENDED
MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

HEMACARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,194,000	$1,638,000
Restricted cash	660,000	660,000
Accounts receivable, net of allowance for
doubtful accounts of $94,000 in 2011 and $91,000 in 2010	2,761,000	2,780,000
Product inventories and supplies	721,000	617,000
Prepaid expenses	308,000	522,000
Assets held for sale	246,000	210,000
Other receivables	171,000	168,000
Total current assets	7,061,000	6,595,000
Plant and equipment, net of accumulated
depreciation and amortization of $7,887,000 in 2011 and
$7,704,000 in 2010	2,876,000	3,100,000
Other assets	146,000	148,000
Total assets	$10,083,000	$9,843,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,860,000	$1,486,000
Accrued payroll and payroll taxes	896,000	636,000
Other accrued expenses	261,000	319,000
Current portion of capital lease	17,000	16,000
Liabilities related to assets held for sale	2,142,000	2,094,000
Total current liabilities	5,176,000	4,551,000
Deferred rent	512,000	533,000
Long term portion of capital lease	71,000	77,000

Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized,
9,712,948 issued and outstanding in 2011 and 2010	16,321,000	16,289,000
Accumulated deficit	(11,997,000)	(11,607,000)
Total shareholders' equity	4,324,000	4,682,000
Total liabilities and shareholders' equity	$10,083,000	$9,843,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31,

	2011	2010
Revenue
Blood services	$4,837,000	$6,071,000
Therapeutic services	2,149,000	1,776,000
Total revenue	6,986,000	7,847,000

Operating costs and expenses
Blood services	4,657,000	5,126,000
Therapeutic services	1,462,000	1,333,000
Total operating costs and expenses	6,119,000	6,459,000

Gross profit	867,000	1,388,000

General and administrative expenses	1,235,000	1,580,000

Loss from operations	(368,000)	(192,000)

Provision for income taxes	10,000	—

Loss from continuing operations	(378,000)	(192,000)

Loss from discontinued operations	(12,000)	(12,000)

Net loss	$(390,000)	$(204,000)

Loss per share
Basic and diluted
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	$—	$—
Total	$(0.04)	$(0.02)

Weighted average shares outstanding-basic	9,712,948	10,049,539

Weighted average shares outstanding-diluted	9,712,948	10,049,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,

	2011	2010
Cash flows from operating activities:
Net loss	$(390,000)	$(204,000)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Loss from discontinued operations	12,000	12,000
Provision for bad debts	3,000	3,000
Depreciation and amortization	235,000	284,000
Gain (loss) on disposal of assets	(7,000)	3,000
Share-based compensation	33,000	60,000

Changes in operating assets and liabilities:
Decrease in accounts receivable	15,000	87,000
Decrease (increase) in inventories, supplies and prepaid expenses	110,000	(223,000)
(Increase) decrease in other receivables	(3,000)	34,000
Decrease in other assets	2,000	4,000
Increase in accounts payable, accrued payroll,
accrued expenses and deferred rent	555,000	713,000
Net cash provided by operating activities	565,000	773,000

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	7,000	1,000
Purchases of plant and equipment	(11,000)	(162,000)
Net cash used in investing activities	(4,000)	(161,000)

Cash flows from financing activities:
Principal payments on capital leases	(5,000)	—
Net cash used in financing activities	(5,000)	—

Net cash provided by continuing operations	556,000	612,000

Cash Flows - Discontinued Operations
Net cash provided by operating activities	36,000
Net cash provided by discontinued operations	36,000

Increase in cash and cash equivalents	592,000	612,000
Cash and cash equivalents at beginning of period	1,848,000	1,222,000
Cash and cash equivalents at end of period	2,440,000	1,834,000

Cash, cash equivalents - Continuing operations	2,194,000	1,619,000
Cash and cash equivalents - Assets held for sale	246,000	215,000
Total cash and cash equivalents	$2,440,000	$1,834,000

Supplemental disclosure:
Interest paid	$3,000
Income taxes paid (refunded)	$9,000	$(10,000)

The accompanying notes are an integral part of these consolidated financial statements

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, the results of its operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States (“GAAP”).

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10 K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2011, which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2011. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products, as well as component blood products purchased for resale. Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology. The Company did not record any reserves for obsolete inventory as of March 31, 2011 or as of December 31, 2010.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Share-Based Compensation: Pursuant to ASC Topics 505, Equity and 718, Stock Compensation, an entity shall account for share-based compensation transactions with employees in accordance with the fair-value-based method, that is, the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred.

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

The Company currently uses the 2006 Equity Incentive Plan (“2006 Plan”), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 9, 2011 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2011 annual stock option grants utilizing the closing stock price on March 9, 2011, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $9,000 of share-based compensation for the non-employee directors for the three months ended March 31, 2011 and $20,000 for the three months ended March 31, 2010 utilizing the Black-Scholes valuation model.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of future profitability to ensure that the Company would be more likely than not to realize any benefit from the deferred tax assets. Therefore, as of March 31, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. Section 343 of the Dodd-Frank Act amends the Federal Deposit Insurance Act to include noninterest-bearing transaction accounts as a new temporary deposit insurance account category. All funds held in noninterest-bearing transaction accounts will be fully insured, without limit, through December 31, 2012. At March 31, 2011, the Company had $410,000 of uninsured cash and at December 31, 2010, the Company had uninsured cash of $410,000. Cash and cash equivalents for continuing operations on March 31, 2011 were $2,194,000.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Inventories are comprised of the following as of:

	March 31,	December 31,
	2011	2010

Supplies	$459,000	$461,000
Blood products	262,000	156,000
Total	$721,000	$617,000

Note 3 - Discontinued Operations

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

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest. Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum. Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 for the three months ended March 31, 2011.

As of March 31, 2011, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved.

In accordance with GAAP, the results of operations of HemaBio, along with an estimate of all closure related costs were recorded in 2007. The following is the breakdown of the assets held for sale and the liabilities related to the assets held for sale for the discontinued operations as of March 31, 2011 and December 31, 2010:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations

	March 31,	December 31,
	2011	2010

Assets held for Sale
Cash and cash equivalents	$246,000	$210,000
Total assets held for sale	$246,000	$210,000

Liabilities related to assets held for sale
Accounts payable	$809,000	$774,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	230,000	217,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,142,000	$2,094,000

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

Management analyzed all of the claims submitted to the Assignee, and after reviewing the applicable Florida statute of limitations, management determined that the claimant’s rights to pursue claims would not expire until November 2011 at the earliest. Therefore, management concluded that none of the claims against HemaBio can be removed as of March 31, 2011.

Note 4—Line of Credit and Notes Payable

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The Company had no outstanding borrowings under the New Wells Agreement as of December 31, 2010, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility. The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014. At March 31, 2011, the letter of credit was for $660,000. No amounts have been drawn against the letter of credit.

The New Wells Agreement also required that the Company maintain certain financial covenants which the Company had not maintained and was in default at December 31, 2010.

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

Note 5—Shareholders’ Equity

Pursuant to ASC Topics 505, Equity and 718, Stock Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements. For 2011, the Company recognizes compensation expense related to stock options granted to employees based on compensation cost for all share-based payments granted prior to March 31, 2011, based on the grant date fair value estimated in accordance with ASC Topics 505, Equity and 718, Stock Compensation. For the three months ended March 31, 2011, the Company recognized $33,000 in share-based compensation costs, including $9,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Number of shares under option:
Outstanding at January 1, 2011	1,569,000	$1.05
Granted	415,000	0.29
Exercised	—	—
Cancelled or expired	(94,000)	1.38
Forfeited	(35,000)	0.52
Outstanding at March 31, 2011	1,855,000	$0.88	6.8
Exercisable at March 31, 2011	1,207,750	$1.13	5.3

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

The following summarizes the activity of the Company’s stock options that have not yet vested as of March 31, 2011:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2011	317,000	$0.53
Granted	415,000	0.26
Vested	(49,750)	0.48
Forfeited	(35,000)	0.48
Nonvested at March 31, 2011	647,250	$0.36

As of March 31, 2011, there was $157,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 3.3 years. The total measurement fair value of shares vested during the three months ended March 31, 2011 was $24,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Weighted average fair value at date of grant for share-based payments awarded during the period	$ 0.26
Weighted average fair value for options exercised during the period	$ 0.00
Weighted average fair value at date of grant for share-based payments vested during the period	$ 0.48
Risk-free interest rates	2.8%
Expected stock price volatility	128.9%
Expected dividend yield	0%
Expected forfeitures	29.5%

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors. Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership. A total of 2,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. As of March 31, 2011, the Company had utilized 1,517,835 of the shares reserved under the 2006 Plan, and 682,165 shares remain available. Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates.

Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan (“1996 Plan”). The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Net loss from continuing operations	$(378,000)	$(192,000)

Weighted average shares outstanding	9,712,948	10,049,539

Weighted average diluted shares outstanding	9,712,948	10,049,539

Loss per share from continuing operations - basic and diluted	$(0.04)	$(0.02)

Net loss from discontinued operations	$(12,000)	$(12,000)

Loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)

Net loss	$(390,000)	$(204,000)

Loss per share - basic and diluted	$(0.04)	$(0.02)

Options outstanding for 1,855,000 shares of common stock for the three months ended March 31, 2011 have been excluded from the above calculation because their effect would have been anti-dilutive.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to ensure that the Company would realize any benefit from the deferred tax assets. Therefore, as of March 31, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8—Business Segments

HemaCare operates in two business segments as follows:

•	Blood Services— Supplies hospitals and health research related organizations with red blood cells, apheresis platelets, and other blood products.
•	Therapeutic Services—Provides therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

There were no intersegment revenues for the three month period ended March 31, 2011.

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

Healthcare reform became law in March 2010; however, reconciliation and implementation of the law continues to be under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies However, policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company’s operations.

The Company is party to various claims, actions and proceedings incidental to its normal business operations. The Company believes the outcome of such claims, actions and proceedings, individually and in the aggregate, will not have a material adverse effect on the business and financial condition of the Company.

Note 10—Subsequent Events

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 1-Financial Statements” above.

The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. These statements may also be identified by the use of words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to the Company, its management and its industry. Investors and prospective investors are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the Company’s control. These factors include, without limitation, those described under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company does not undertake to update its forward-looking statements to reflect later events and circumstances or actual outcomes.

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

Recent Developments

Specialty Collection Services: HemaCare leverages its expertise in automated cell collection (apheresis) and processing of blood products to provide specialty collection services to organizations conducting cell therapy research and clinical trials. In May 2010, HemaCare entered into an agreement with Dendreon Corporation (NASDAQ: DNDN) to provide cellular collection services in Los Angeles and Maine for their new autologous cellular immunotherapy, PROVENGE® (sipuleucel-T). This personalized medicine for the treatment of prostate cancer is Dendreon’s lead product and is the first autologous cellular immunotherapy specifically designed to engage patients’ own immune systems to treat cancer. In February, 2011, HemaCare and Dendreon amended their agreement to expand HemaCare’s footprint of collection services for Dendreon. The Company intends to continue to expand its business of providing specialty collection services to Dendreon and similar organizations.

Blood Management Software Project: On February 18, 2011, HemaCare entered into a Software License and Support Services Agreement with Haemonetics Corporation, pursuant to which Haemonetics licensed to us its ElDorado Donor Software and agreed to maintain and support the software.

Federal and state regulations require that all blood donors and blood donations be tracked from donation though processing and storage to final disposition. Applicable regulations also require that transfusing facilities, donors and patients receive information regarding donors who test positive for a variety of disease markers in years subsequent to original donation.

The ElDorado Donor Software is Haemonetics next generation software intended as a comprehensive blood management software application providing for the information system needs of blood bank and donor centers. The software is designed to manage, automate, and control activities associated with donors, donor collections, testing, manufacturing, inventory, and distribution.

The ElDorado Donor Software will replace the Donor Management Information System Software and the Components & Distribution Information System Software (collectively, the “IDM Software”), previously licensed to us by Haemonetics, as successor in interest to International Data Information Management, in December 2006. We will continue to use the IDM Software until the ElDorado Donor Software has been installed and is operational. Implementation is expected to commence in the second quarter of 2011.

Pursuant to the terms of the license agreement, we received a perpetual and non-exclusive license to the ElDorado Donor Software and related documentation, and Haemonetics agreed to maintain and support the software through March 15, 2015, for consideration consisting of amounts previously paid to Haemonetics in connection with our license and implementation of the IDM Software. From and after March 15, 2015, if we elect for Haemonetics to continue to provide maintenance and support, we agreed to pay Haemonetics an annual maintenance and support fee in an amount equal to $0.86 per blood unit collected using the ElDorado Donor Software during the immediately preceding year. We also agreed to pay Haemonetics for installation and implementation services, and to host the ElDorado Donor Software on our behalf.

Results of Operations

Overview

The Company’s continuing operations generated $6,986,000 in revenue in the first quarter of 2011, compared to $7,847,000 in the same quarter of 2010, representing a decrease of $861,000, or 11%. Blood services revenue decreased $1,234,000, or 20%, while therapeutic services revenue increased $373,000, or 21%.

Gross profit from continuing operations in the first quarter of 2011 decreased $521,000, or 38%, to $867,000 compared to $1,388,000 for the same period of 2010. This decrease is comprised of a $765,000 decrease, or 81%, in gross profit for the blood services business segment, partially offset by a $244,000 increase, or 55%, in gross profit for the therapeutic services business segment. The gross profit percentage decreased to 12% in the first quarter of 2011 compared to 18% for the same period of 2010.

General and administrative expenses decreased by $345,000 to $1,235,000 in 2011 compared with $1,580,000 in 2010.

The Company reported a loss of $378,000 from continuing operations in the first quarter of 2011, compared to a loss of $192,000 for the same period of 2010. Discontinued operations generated a net loss of $12,000 in both the first quarter of 2011 and the first quarter of 2010. The Company recorded a $10,000 provision for income taxes for the three month period ended March 31, 2011 compared to no provision recorded in the same period of 2010. The Company generated a net loss of $390,000 for the first quarter of 2011, compared to a net loss of $204,000 for the first quarter of 2010.

Blood Services

For this business segment, the following table summarizes the revenue and gross profit for the three months ended March 31, 2011 and 2010:

Blood Services
For the Three Months Ended March 31,
	2011	2010	Variance $	Variance %

Revenues	$ 4,837,000	$ 6,071,000	$ (1,234,000)	-20%

Gross Profit	$ 180,000	$ 945,000	$ (765,000)	-81%

Gross Profit %	4%	16%

The 20% decrease in revenue was primarily attributable to a 12% decrease in revenue generated by the Company’s California-based blood services operations in the quarter, while revenue generated by the Company’s Maine-based operations decreased 62% compared to the same period of the prior year. The decrease in California revenue was the result of a 13% decrease in the sale of red cell products and a 20% decrease in the sale of platelet products in California. Declining demand in the California marketplace affected Maine production as well, since much of the blood and platelets produced in Maine were shipped for sale in California.

Weakness in the economy severely impacted the blood banking business in the first quarter of 2011 as it had all through 2010. Increased competition, partially the result of an oversupply of blood throughout the country, put tremendous pressure on the blood products industry to reduce prices. Lower reimbursement rates have forced hospitals and healthcare providers to educate themselves in blood management to reduce usage. Price continued to be a major concern to hospital products and services vendors.

The 81% decrease in gross profit was the result of the decrease in revenue in addition to losing cost leverage in relation to revenue. The gross profit percentage for the first quarter of 2011 for this segment decreased to 4% compared to 16% for the same quarter of 2010.

Included in this segment is the research products/cellular therapy business which actually increased in revenue 256%, a result of an over 400% increase in product unit sales. Revenue was $350,000 in the first quarter of 2011 compared with $100,000 in the first quarter of 2010. Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities. Management is developing relationships with biotech companies and research organizations, both nationally and globally, to position the Company to become the supplier of choice with these customers because of our reputation for compassionate patient care and excellent service.

Therapeutic Services

For the therapeutic services business segment, the revenue and gross profit for the three months ended March 31, 2011 and 2010 is summarized on the following table:

Therapeutic Services
For the Three Months Ended March 31,
	2011	2010	Variance $	Variance %

Revenue	$2,149,000	$1,776,000	$373,000	21%

Gross Profit	$687,000	$443,000	$244,000	55%

Gross Profit %	32%	25%

The therapeutic services business segment has seen considerable growth this year in comparison to last. The Company has signed contracts with new customers which accounted for 24% of the increase in revenue between the first quarter of 2010 and the first quarter of 2011. The remainder of the growth was a result of increased utilization by existing customers.

Revenue increased in California by 41% as the procedure volume increased by 41%, while revenue in the Mid-Atlantic region increased by 4% while procedure volume increased by 5%.

The 55% increase in gross profit highlights the fact that the Company has been able to effectively keep costs down while increasing volume. The gross profit percentage during the first quarter of 2011 for this segment was 32% compared to 25% for the first quarter of 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 are summarized on the following table:

General and Administrative Expenses
For the Three Months Ended March 31,

2011	2010	Variance $	Variance %

$1,235,000	$1,580,000	($345,000)	-22%

Cost cutting initiatives beginning at the end of the first quarter 2010, as well as $184,000 in severance expenses incurred in the first quarter of 2010 with no corresponding expense in the same quarter of 2011, resulted in a 22% decrease in general and administrative expenses for the first three months of 2011 compared to the first three months of 2010. The severance expenses paid in 2010 were to former executives.

Due to the first quarter losses, there was no 401(k) accrual for the first three months on 2011 versus an accrual of $50,000 in the prior year first quarter. In addition to severance expenses paid to the former executives, the true up of stock compensation to account for actual forfeiture rates, which had been initially estimated by management and used as an input in the Black Sholes valuation model, resulted in $15,000 in additional expense in 2010 with no corresponding expense in 2011.

Office salaries decreased $26,000 due to reductions in work force. Investor relations expenses decreased $15,000 as a result of a reduction of the outsourcing of compliance issues.

General insurance expense decreased $10,000 while computer and office supplies expense decreased $7,000, both a result of cost cutting initiatives.

For the first quarter of 2011, general and administrative expenses represented 18% of revenue compared to 20% for the same period of 2010.

Income Taxes

The Company recorded a $10,000 provision for income taxes for estimated alternative minimum tax for the three month period ended March 31, 2011 compared to no provision recorded in the same period of 2010.

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. As per ASC Topic 740, Income Taxes, the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance.

Discontinued Operations

On November 5, 2007, the Board of Directors of the Company’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), in consultation with, and with the approval of, the Board of Directors of the Company, decided that it was in the best interest of HemaBio’s creditors to close all operations of HemaBio. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio’s creditors. The Company recorded a $12,000 loss in discontinued operations for both the first quarter of 2011 and the first quarter of 2012 representing interest expense in both periods.

Off-Balance Sheet Arrangements

At March 31, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

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

Income Taxes

As part of the process of preparing the financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense, or benefit, within the tax provision in the statements of income.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand and cash generated from operations. Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Presently, HemaBio is in default on two notes related to the HemaBio acquisition. See Note 4 of Notes to Consolidated Financial Statements.

As of March 31, 2011, the Company’s cash and cash equivalents for continuing operations was $2,194,000, and the Company’s working capital was $3,781,000.

Management anticipates that cash on hand and cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the Company’s anticipated capital expenditures which include the opening of additional sites to expand research and cellular therapy collections.

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

The New Wells Agreement also required that the Company maintain certain financial covenants which the Company had not maintained and was in default at December 31, 2010.

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

Future minimum payments under operating leases and notes payable are as follows: (The $500,000 Notes Payable are included in the liabilities related to assets held for sale on the balance sheet).

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,832,000	$603,000	$1,542,000	$1,485,000	$1,202,000
Capital lease	88,000	17,000	39,000	32,000
Notes Payable	500,000	500,000	—	—	—

Totals	$5,420,000	$1,120,000	$1,581,000	$1,517,000	$1,202,000

For the three months ended on March 31, 2011, cash provided by operating activities was $565,000, compared to $773,000 for the three months ended March 31, 2010. The decrease of $208,000 in cash provided between the two periods was partially due to a decrease of $15,000 in accounts receivable for the quarter ended March 31, 2011 compared with a decrease of $87,000 during the same period of 2010. HemaCare’s days sales outstanding stood at 36 on both March 31, 2011 and December 31, 2010. Additionally, accounts payable, accrued payroll, accrued expenses and deferred rent increased by $555,000 compared with a $713,000 increase for the same period of 2010. A decrease in inventories, supplies and prepaid expenses of $110,000 in the quarter, compared with an increase of $223,000 in same quarter of 2010 is another component of the increase in cash provided by operating activities.

For the three months ended March 31, 2011, net cash used in investing activities was $4,000 compared to $161,000 for the same period in 2010, all attributable to an increase in fixed assets. During 2010, the Company’s single largest use of cash for capital expenditures was to support the implementation of the Company’s information technology project. The majority of the expenditures during the first quarter of 2010 were due to the Company having begun preparations for the next phase of its information technology project, investing in computers and equipment.

For the three months ended March 31, 2011, the Company used $5,000 in financing activities compared to no cash used for the same period of 2010. The Company made payments on its capital equipment lease in 2011; no such lease existed in the same period in 2010.

For discontinued operations, cash provided by discontinued operations was $36,000 in the first quarter of 2011, compared with no cash provided or used in the first quarter of 2010. The cash provided in 2011 was the result of a cash settlement received, offset by the payment of legal expenses that had been accrued.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T.   Controls and Procedures

Evaluation of Controls and Procedures

Members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2011, the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such risk factors during the three months ended March 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

4.1.1	Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.

10.1*	Employment Agreement, dated December 10, 2010, between the Registrant and Pete van der Wal.

10.2*	Employment Agreement, effective August 11, 2010, between the Registrant and Lisa Bacerra.

10.3*	Employment Agreement, effective August 11, 2010, between the Registrant and Anna Stock.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.

*   Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	May 11, 2011	Hemacare Corporation
(Registrant)
		By:	/s/ Peter van der Wal
Peter van der Wal, Chief Executive Officer
		By:	/s/ Lisa Bacerra
Lisa Bacerra, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.

4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.

4.1.1	Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.

10.1*	Employment Agreement, dated December 10, 2010, between the Registrant and Pete van der Wal.

10.2*	Employment Agreement, effective August 11, 2010, between the Registrant and Lisa Bacerra.

10.3*	Employment Agreement, effective August 11, 2010, between the Registrant and Anna Stock.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.

* Management contracts and compensatory plans and arrangements.

