Form 10-Q
period 2011-06-30
HEMACARE CORP /CA/
filed 2011-08-22
CIK 801748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of  August 5, 2011, 9,712,948 shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,683,000	$1,638,000
Restricted cash	660,000	660,000
Accounts receivable, net of allowance for doubtful accounts of $98,000 in 2011 and $91,000 in 2010	3,035,000	2,780,000
Product inventories and supplies, net	522,000	577,000
Prepaid expenses	451,000	522,000
Assets held for sale	449,000	463,000
Other receivables	35,000	168,000
Total current assets	6,835,000	6,808,000
Plant and equipment, net of accumulated depreciation and amortization of $6,725,000 in 2011 and $7,704,000 in 2010	2,745,000	2,887,000
Other assets	135,000	148,000
Total assets	$9,715,000	$9,843,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,841,000	$1,486,000
Accrued payroll and payroll taxes	791,000	636,000
Other accrued expenses	263,000	319,000
Current portion of capital lease	17,000	16,000
Liabilities related to assets held for sale	2,154,000	2,094,000
Total current liabilities	5,066,000	4,551,000
Deferred rent	494,000	533,000
Long term portion of capital lease	66,000	77,000

Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized, 9,712,948 issued and outstanding in 2011 and 2010	16,338,000	16,289,000
Accumulated deficit	(12,249,000)	(11,607,000)
Total shareholders' equity	4,089,000	4,682,000
Total liabilities and shareholders' equity	$9,715,000	$9,843,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2011	2010	2011	2010
Revenue
Blood services	$1,968,000	$1,931,000	$3,728,000	$3,835,000
Therapeutic services	2,270,000	1,947,000	4,418,000	3,724,000
Total revenue	4,238,000	3,878,000	8,146,000	7,559,000

Operating costs and expenses
Blood services	2,113,000	1,949,000	3,860,000	3,716,000
Therapeutic services	1,542,000	1,408,000	3,005,000	2,740,000
Total operating costs and expenses	3,655,000	3,357,000	6,865,000	6,456,000
Gross profit	583,000	521,000	1,281,000	1,103,000

General and administrative expenses	1,212,000	1,131,000	2,395,000	2,668,000

Loss from operations	(629,000)	(610,000)	(1,114,000)	(1,565,000)

Gain from disposal of assets	197,000	-	197,000	-

Loss from continuing operations	(432,000)	(610,000)	(917,000)	(1,565,000)

Provision for income taxes	-	10,000	10,000	10,000

Loss from continuing operations, net of tax	(432,000)	(620,000)	(927,000)	(1,575,000)

Income from discontinued operations, net of tax	180,000	843,000	285,000	1,595,000

Net (loss) income	$(252,000)	$223,000	$(642,000)	$20,000

(Loss) income per share
Basic
Continuing operations	$(0.04)	$(0.06)	$(0.10)	$(0.16)
Discontinued operations	$0.02	$0.08	$0.03	$0.16
Total	$(0.03)	$0.02	$(0.07)	$0.00
Diluted
Continuing operations	$(0.04)	$(0.06)	$(0.10)	$(0.15)
Discontinued operations	$0.02	$0.08	$0.03	$0.16
Total	$(0.03)	$0.02	$(0.07)	$0.00

Weighted average shares outstanding-basic	9,712,948	10,049,148	9,712,948	10,049,339

Weighted average shares outstanding-diluted	9,712,948	10,234,148	9,712,948	10,232,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	2011	2010
Cash flows from operating activities:
Net (loss) income	$(642,000)	$20,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	(285,000)	(1,595,000)
Provision for bad debts	7,000	6,000
Depreciation and amortization	475,000	570,000
(Gain) loss on disposal of assets	(197,000)	3,000
Share-based compensation	50,000	83,000
Provision for inventory obsolescence	32,000	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(262,000)	249,000
Decrease (increase) in inventories, supplies and prepaid expenses	94,000	(449,000)
Decrease in other receivables	133,000	34,000
Decrease in other assets	13,000	11,000
Increase in accounts payable, accrued payroll, accrued expenses and deferred rent	415,000	669,000
Net cash used in operating activities	(167,000)	(399,000)

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	219,000	1,000
Purchases of plant and equipment	(305,000)	(230,000)
Net cash used in investing activities	(86,000)	(229,000)

Cash flows from financing activities:
Purchase of treasury stock	-	(3,000)
Proceeds from the exercise of stock options	-	6,000
Principal payments on capital leases	(10,000)	-
Net cash (used in) provided by financing activities	(10,000)	3,000

Net cash used in continuing operations	(263,000)	(625,000)

Cash Flows - Discontinued Operations
Net cash provided by operating activities	344,000	1,615,000
Net cash provided by discontinued operations	344,000	1,615,000

Increase in cash and cash equivalents	81,000	990,000
Cash and cash equivalents at beginning of period	1,848,000	1,222,000
Cash and cash equivalents at end of period	1,929,000	2,212,000

Cash, cash equivalents - Continuing operations	1,683,000	2,002,000
Cash and cash equivalents - Assets held for sale	246,000	210,000
Total cash and cash equivalents	$1,929,000	$2,212,000

Supplemental disclosure:
Interest paid	$5,000	$-
Income taxes refunded	$(55,000)	$(10,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2011 and  2010, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, the results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States (“GAAP”).

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10 K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2011, which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2011. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Revenue and Accounts Receivable: Revenue is recognized upon acceptance of the blood products or the performance of therapeutic services. Occasionally the Company receives advance payment against future delivery of blood products or services. Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Therapeutic services revenue consists primarily of mobile therapeutic procedure fees, while blood services revenue consists primarily of sales of single donor platelets, whole blood components or other blood products collected for use by research and cellular therapy organizations.  Accounts receivable are reviewed periodically for collectability. The Company estimates an allowance for doubtful accounts based on balances owed that are 90 days or more past due from the invoice date, unless evidence exists, such as subsequent cash collections, that specific amounts are collectable. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

Inventories and Supplies: Inventories for continuing operations consist of Company-manufactured platelets. Supplies consist primarily of medical supplies used to collect and manufacture platelets and to provide therapeutic services. Inventories included in assets held for sale consist of whole blood components and other blood products, as well as component blood products purchased for resale. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology.  In addition, the Company recorded a reserve of $32,000 as of June 30, 2011 for inventory that will become obsolete as a result of the Company’s sale of its red blood cell collection business assets to the American Red Cross in July 2011.  The Company had no reserve for obsolete inventory as of December 31, 2010.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

Financial Instruments:  On January 1, 2009, the Company adopted all of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which provides guidance on how to measure assets and liabilities at fair value.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The full adoption of ASC 820 did not have a material impact on the Company’s financial statements.

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

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of the common stock price, which was determined based on historical volatility of the Company’s common stock;

(b)	expected dividends, which are not anticipated;

(c)	expected life, which is estimated based on the historical exercise behavior of employees;

(d)	risk free interest rates; and

(e)	expected forfeitures.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on earnings.

The Company currently uses the 2006 Equity Incentive Plan (“2006 Plan”), approved by shareholders at the 2006 annual meeting, to grant stock options and other share-based payments. At the March 9, 2011 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2011 annual stock option grants utilizing the closing stock price on March 9, 2011, the date of the meeting. Since this grant was intended as compensation for annual service, and since the vesting policy requires quarterly vesting of non-employee director options, the Company recorded $7,000 and $16,000 of share-based compensation for the non-employee directors for the three and six months ended June 30, 2011 and $16,000 and $36,000 for the three and six months ended June 30, 2010 utilizing the Black-Scholes valuation model.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of future profitability to ensure that the Company would be more likely than not to realize any benefit from the deferred tax assets.  Therefore, as of June 30, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Reclassification:  Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications include the accounting for the Company’s red blood cell collection operation as discontinued operations as discussed in Note 3. As a result, the financial results for this operation have been reported as discontinued operations, and the assets and liabilities as held for sale, in the consolidated financial statements as of June 30, 2011.  Since the consolidated financial statements for the three and six months ended June 30, 2010 previously reported these operations as part of continuing operations, the financial results and cash flow statement have been reclassified to reflect the change in the status of the red blood cell portion of the business as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in the ASU change the wording used to describe requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. Management does not believe that the adoption of this standard will have a material impact the Company’s financial position, results of operations or cash flows.

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

Note 2—Inventory

Inventories for continuing operations consist of Company-manufactured platelets. Supplies consist primarily of medical supplies used to collect and manufacture platelets and to provide therapeutic services. Inventories for discontinued operations consist of whole blood components and other blood products, as well as component blood products purchased for resale. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.

Inventories are comprised of the following as of:

	June 30,	December 31,
	2011	2010
Continuing Operations
Supplies	$448,000	$461,000
Blood products	106,000	116,000
Less: obsolescence reserve	(32,000)	-
Total	$522,000	$577,000

Note 3 - Discontinued Operations

On July 11, 2011, the Company completed the sale of its red blood cell collection operation assets in California and Maine to The American National Red Cross.  See Note 10 of Notes to Consolidated Financial Statements.  The Assets included automobiles and equipment, finished goods and work-in-process inventory of blood products, a trademark and books and records relating to blood drive sponsors and blood donors.

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest.  Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum.  Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 and $25,000 for the three and six months ended June 30, 2011.

As of June 30, 2011, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved.

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

Management analyzed all of the claims submitted to the Assignee, and after reviewing the applicable Florida statute of limitations, management determined that the claimant’s rights to pursue claims would not expire until November 2011 at the earliest. Therefore, management concluded that none of the claims against HemaBio can be removed as of June 30, 2011.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The following is the breakdown of the assets held for sale and liabilities related to assets held for sale for discontinued operations as of June 30, 2011 and December 31, 2010.

	June 30	December 31,
	2011	2010

Assets held for sale
Cash and cash equivalents	$246,000	$210,000
Inventory	40,000	40,000
Fixed assets (net of accumulated depreciation of $1,184,000 on June 30, 2011 and $1,134,000 on December 31, 2010)	163,000	213,000
	$449,000	$463,000

Liabilities related to assets held for sale
Accounts payable	$809,000	$774,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	242,000	217,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,154,000	$2,094,000

The following are the components of income from discontinued operations.

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010

Revenue	$2,748,000	$4,266,000	$5,826,000	$8,433,000

Operating expenses	2,501,000	3,352,000	5,411,000	6,711,000

Gross Profit	247,000	914,000	415,000	1,722,000

General and administrative expenses	67,000	71,000	130,000	127,000

Income from discontinued operations	180,000	843,000	285,000	1,595,000

Provision for income tax	-	-	-	-

Income from discontinued operations, net of tax	$180,000	$843,000	$285,000	$1,595,000

Note 4—Line of Credit and Notes Payable

On December 9, 2009, the Company, together with the Company’s subsidiary, Coral Blood Services, Inc., entered into a Credit Agreement (the “Wells Agreement”), and related security agreements, with Wells Fargo Bank, N.A.   The Wells Agreement provided that the Company could borrow the lesser of 80% of eligible accounts receivable or $5 million, had a maturity date of December 1, 2011, and provided for the monthly payment of interest at a rate of 0.25% above the bank’s prime rate.  The Wells Agreement also granted the bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The Company had no outstanding borrowings under the Wells Agreement as of June 30, 2011, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility.  The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.  At June 30, 2011, the letter of credit was for $660,000.  No amounts have been drawn against the letter of credit.

The Wells Agreement also required that the Company maintain certain financial covenants which the Company had not maintained and was in default at December 31, 2010.

Effective as of January 15, 2011, in consideration of Wells Fargo waiving the Company’s existing defaults under the Wells Agreement, the Company agreed to amend the Wells Agreement to provide that outstanding borrowings, including outstanding advances and letters of credit, shall not at any time exceed the amount of cash collateral in a segregated, blocked deposit account maintained by the Company with Wells Fargo and with respect to which Wells Fargo has been granted a first priority security interest to secure all present and future indebtedness of the Company to Wells Fargo.  Pursuant to this arrangement, the Company has pledged $660,000 in cash to Wells Fargo, and the Company has outstanding letters of credit for an aggregate of $660,000 under the Wells Agreement.

On July 5, 2011, the Company entered into a second amendment to the Wells Agreement, pursuant to which the parties amended the Wells Agreement to (i) reduce outstanding borrowings, including outstanding advances and letters of credit, to $660,000, which is the amount of cash collateral the Company maintains in a segregated, blocked deposit account with Wells Fargo, (ii) provide for Wells Fargo’s release of its security interests on all assets of the Company and Coral Blood Services other than a security interest on the cash collateral the Company maintains in a segregated, blocked deposit account with the bank, and terminated certain ancillary agreements pursuant to which the bank perfected its security interest in certain assets of the Company and Coral Blood Services, and (iii) to modify and delete certain affirmative and negative covenants of the Company and Coral Blood Services.

Note 5—Shareholders’ Equity

Pursuant to ASC Topics 505, Equity and 718, Stock Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements.  For 2011, the Company recognizes compensation expense related to stock options granted to employees based on compensation cost for all share-based payments granted prior to June 30, 2011, based on the grant date fair value estimated in accordance with ASC Topics 505, Equity and 718, Stock Compensation.  For the three and six months ended June 30, 2011, the Company recognized $17,000 and $50,000 in share-based compensation costs, respectively including $7,000 and $16,000 of share-based compensation for non-employee director options. For the three and six months ended June 30, 2010, the Company recognized $24,000 and $83,000 in share-based compensation costs, including $16,000 and $36,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2011	1,569,000	$1.05		$66,210
Granted	415,000	0.29		83,000
Exercised	-	-
Cancelled or expired	(119,000)	1.40		460
Forfeited	(35,000)	0.52		400
Outstanding at June 30, 2011	1,830,000	$0.87	6.6	$148,350
Exercisable at June 30, 2011	1,215,500	$1.10	5.3	$71,210

The following summarizes the activity of the Company’s stock options that have not yet vested as of June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	317,000	$0.53
Granted	415,000	0.25
Vested	(82,500)	0.42
Forfeited	(35,000)	0.48
Nonvested at June 30, 2011	614,500	$0.36

As of June 30, 2011, there was $140,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 3.2 years. The total measurement fair value of shares vested during the three and six months ended June 30, 2011 was $11,000 and $35,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Weighted average fair value for options exercised During the period	N/A	N/A
Weighted average fair value at date of grant for share-based payments vested during the period	$0.33	$0.42
Risk-free interest rates		2.8%
Expected stock price volatility		128.9
Expected dividend yield		$0
Expected forfeitures	29.5%	29.5%

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.  A total of 2,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. As of June 30, 2011, the Company had utilized 1,517,835 of the shares reserved under the 2006 Plan, and 682,165 shares remain available.  Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates.

Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan (“1996 Plan”).  The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Note 6—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income from continuing operations	$(432,000)	$(620,000)	$(927,000)	$(1,575,000)

Weighted average shares outstanding	9,712,948	10,049,148	9,712,948	10,049,339
Net effect of dilutive options	-	185,000	-	183,000
Weighted average diluted shares outstanding	9,712,948	10,234,148	9,712,948	10,232,339

(Loss) income per share from continuing operations - diluted	$(0.04)	$(0.06)	$(0.10)	$(0.15)

Net income (loss) from discontinued operations	$180,000	$843,000	$285,000	$1,595,000

Income (loss) per share from discontinued operations - diluted	$0.02	$0.08	$0.03	$0.16

Net loss	$(252,000)	$223,000	$(642,000)	$20,000

Loss per share - diluted	$(0.03)	$0.02	$(0.07)	$-

Options outstanding for 1,830,000 shares of common stock for the three and six months ended June 30, 2011 have been excluded from the above calculation because their effect would have been anti-dilutive.

Options outstanding for 970,000 shares of common stock for the three and six months ended June 30, 2010 have been excluded from the above calculation because their effect would have been anti-dilutive.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to ensure that the Company would realize any benefit from the deferred tax assets.  Therefore, as of June 30, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Note 8—Business Segments

HemaCare operates in two business segments as follows:

•
Blood Services—Includes sales of red blood cells, apheresis platelets, and other blood products to hospitals and research, cellular therapy and other health related organizations. Revenues from research projects and cellular therapy collections are included in the blood services segment.

•	Therapeutic Services—Provides therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

There were no intersegment revenues for the three and six month periods ended June 30, 2011.

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

Healthcare reform became law in March 2010; however, reconciliation and implementation of the law continues to be under consideration by lawmakers, and it is not certain as to what changes may be made in the future regarding health care policies; however policies regarding reimbursement, universal health insurance and managed competition may materially impact the Company’s operations.

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

Note 10—Subsequent Events

In accordance with the provisions of ASC 855-10, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined that there were no subsequent events requiring disclosure or recognition in the Company’s consolidated financial statements other than the following.

On July 11, 2011, the Company and its wholly-owned subsidiary, Coral Blood Services, Inc., completed the sale of the Company’s red blood cell collection operation assets in California and Maine to The American National Red Cross pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 11, 2011.  The assets included automobiles and equipment, finished goods and work-in-process inventory of blood products, a trademark and books and records relating to blood drive sponsors and blood donors.

In consideration for the assets, the buyer agreed to pay to the Company an aggregate of $3,051,000. Of the purchase price, $2,475,000 was paid on the closing date, $51,000 was paid on July 22, 2011, and $250,000 will be paid in three equal monthly installments on the 30th, 60th and 90th days following the closing date.  The remaining balance of $275,000 was paid into a one year escrow to satisfy the Company’s potential indemnification liabilities to the buyer.

As a result of the asset sale, the Company will, in the third quarter, effect a reduction in force of approximately 93 employees in California and Maine, which will result in a third quarter charge of approximately $900,000 in employment related expenses. Additionally, officer bonuses of $124,000 will be paid in the third quarter as a result of the sale.

In connection with the sale of assets, on July 11, 2011 the Company entered into a blood purchase agreement with the American Red Cross, pursuant to which the Company will sell to the American Red Cross on an exclusive basis, a minimum of 7,000 and a maximum of 12,000 units of ISBT labeled single donor platelets per year during the term of the agreement.  The platelets will be sold to the American Red Cross at a fixed price per unit during the first two years of the agreement, and at a price equal to a percentage of the American Red Cross’ National Average Selling Price of platelets over the immediately preceding calendar year for the remainder of the term.  The blood purchase agreement has an initial term expiring on June 30, 2016, and will be extended automatically for additional renewal periods unless either party elects to terminate the agreement upon expiration of the then-current term.

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

General

HemaCare operates in two primary business segments.  The blood services segment includes sales of red blood cells, apheresis platelets, and other blood products to hospitals and research, cellular therapy and other health related organizations. Prior to the sale of its red blood cell collection operation assets in July 2011, the Company also operated and managed donor centers and mobile donor vehicles to collect blood products from donors, and purchased blood products from other suppliers for resale to customers.  Revenues from research projects and cellular therapy collections are included in the blood services segment.

Additionally, the Company operates a therapeutic services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection and other blood treatments on patients with a variety of disorders.  Therapeutic services are usually provided under contract with hospitals as an outside purchased service.

The Company’s current strategy is to expand efforts utilizing the Company’s exemplary customer service, expertise, and infrastructure to support developing cellular therapy technologies and research organizations. This infrastructure and expertise enable the Company to collect various cellular components for cellular therapy manufacturing and future personalized patient therapies. The continuing collections of apheresis platelets will allow the Company to continue to access its pedigree donor pool facilitating the availability of product to the research community.  Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

The Company was incorporated in the state of California in 1978 and has operated in Southern California since 1979.  In 1998, the Company expanded operations to include portions of the eastern United States.  In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), The Company closed all operations of HemaBio, effective November 5, 2007.  See Note 3 of Notes to Consolidated Financial Statements.

Recent Developments

On July 11, 2011, the Company and its wholly-owned subsidiary, Coral Blood Services, Inc., completed the sale of the Company’s red blood cell collection operation assets in California and Maine to The American National Red Cross pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 11, 2011.  The assets included automobiles and equipment, finished goods and work-in-process inventory of blood products, a trademark and books and records relating to blood drive sponsors and blood donors.

In consideration for the assets, the buyer agreed to pay to the Company an aggregate of $3,051,000. Of the purchase price, $2,475,000 was paid on the closing date, $51,000 was paid on July 22, 2011, and $250,000 will be paid in three equal monthly installments on the 30th, 60th and 90th days following the closing date.  The remaining balance of $275,000 was paid into a one year escrow to satisfy the Company’s potential indemnification liabilities to the buyer.

As a result of the asset sale, the Company in the third quarter will effect a reduction in force of approximately 93 employees in California and Maine, which will result in a third quarter charge of approximately $900,000 in employment related expenses. Additionally, officer bonuses of $124,000 will be paid in the third quarter as a result of the sale.

In connection with the sale of assets, on July 11, 2011 the Company entered into a blood purchase agreement with the American Red Cross, pursuant to which the Company will sell to the American Red Cross on an exclusive basis, a minimum of 7,000 and a maximum of 12,000 units of ISBT labeled single donor platelets per year during the term of the agreement.  The platelets will be sold to the American Red Cross at a fixed price per unit during the first two years of the agreement, and at a price equal to a percentage of the American Red Cross’ National Average Selling Price of platelets over the immediately preceding calendar year for the remainder of the term.  The blood purchase agreement has an initial term expiring on June 30, 2016, and will be extended automatically for additional renewal periods unless either party elects to terminate the agreement upon expiration of the then-current term.

Specialty Collection Services:  HemaCare leverages its expertise in automated cell collection (apheresis) and processing of blood products to provide specialty collection services to organizations conducting cell therapy research and clinical trials.  In May 2010, HemaCare entered into an agreement with Dendreon Corporation (NASDAQ: DNDN) to provide cellular collection services in Los Angeles and Maine for their new autologous cellular immunotherapy, PROVENGE® (sipuleucel-T).  This personalized medicine for the treatment of prostate cancer is Dendreon’s lead product and is the first autologous cellular immunotherapy specifically designed to engage patients’ own immune systems to treat cancer.  In February 2011, HemaCare and Dendreon amended their agreement to expand HemaCare’s footprint of collection services for Dendreon to additional cities during the second, third, and fourth quarters of 2011. The Company opened a site in San Francisco, California in June 2011 and the Company intends to continue to expand its business of providing specialty collection services to Dendreon and similar organizations in several other areas around the country.

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

The ElDorado Donor Software will replace the Donor Management Information System Software and the Components & Distribution Information System Software (collectively, the “IDM Software”), previously licensed to us by Haemonetics, as successor in interest to International Data Information Management, in December 2006.   We will continue to use the IDM Software until the ElDorado Donor Software has been installed and is operational.  Implementation is expected to commence in the fourth quarter of 2011.

Pursuant to the terms of the license agreement, we received a perpetual and non-exclusive license to the ElDorado Donor Software and related documentation, and Haemonetics agreed to maintain and support the software through March 15, 2015, for consideration consisting of amounts previously paid to Haemonetics in connection with our license and implementation of the IDM Software.  From and after March 15, 2015, if we elect for Haemonetics to continue to provide maintenance and support, we agreed to pay Haemonetics an annual maintenance and support fee in an amount equal to $0.86 per unit collected using the ElDorado Donor Software during the immediately preceding year.  We also agreed to pay Haemonetics for installation and implementation services, and to host the ElDorado Donor Software on our behalf.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Overview

The Company’s continuing operations generated $4,238,000 in revenue in the second quarter of 2011, compared to $3,878,000 in the same quarter of 2010, representing an increase of $360,000, or 9%.  Blood services revenue increased $37,000, or 2%, while therapeutic services revenue increased $323,000, or 17%.

Gross profit from continuing operations in the second quarter of 2011 increased $62,000 or 12%, to $583,000 compared to $521,000 for the same period of 2010.  This increase is comprised of a $127,000 decrease in gross profit for the blood services business segment, offset by a $189,000 increase in gross profit for the therapeutic services business segment.

General and administrative expenses increased by $81,000 to $1,212,000 in the three months ended June 30, 2011 compared with $1,131,000 in the three months ended June 30, 2010.

An insurance settlement for damaged equipment that had been fully depreciated during the second quarter of 2011 resulted in a gain on asset disposal of $197,000.

The Company reported a loss of $432,000 from continuing operations in the second quarter of 2011, compared to a loss of $620,000 for the same period of 2010.  Discontinued operations generated net income of $180,000 in the second quarter of 2011 compared to $843,000 the second quarter of 2010.  The Company recorded no tax provision for the second quarter of 2011 compared with a $10,000 provision for income taxes for the second quarter of 2010.  The Company generated a net loss of $252,000 for the second quarter of 2011, compared to net income of $223,000 for the second quarter of 2010.

Blood Services

For the blood services segment, the following table summarizes the revenue and gross profit for the three months ended June 30, 2011 and 2010:

Blood Services
For the Three Months Ended June 30,
	2011	2010	Variance $	Variance %
Revenues	$1,968,000	$1,931,000	$37,000	2%
Gross Profit	$(145,000)	$(18,000)	$(127,000)	-706%
Gross Profit %	-7%	-1%

This business segment, shown here net of discontinued operations, includes platelet collections and sales as well as cellular therapy and research related collections.  Included in the operating costs of this segment is the cost of training nurses for our planned expansion sites as well as travel and labor costs to set up the new sites. Nurse training in the second quarter of 2011 cost $200,000.

Platelet sales decreased by 42% in the second quarter of 2011 as compared to the second quarter of 2010.  The decrease is the result of weakness in the economy severely impacting the blood banking business. Increased competition, partially the result of an oversupply of blood throughout the country, put tremendous pressure on the blood products industry to reduce prices. Lower reimbursement rates have forced hospitals and healthcare providers to educate themselves in blood management to reduce usage. Price continues to be a major concern to hospital products and services vendors.

Included in this segment is the research products/cellular therapy business which increased in revenue 374%, a result of an over 55% increase in product unit sales. Revenue was $687,000 in the second quarter of 2011 compared with $145,000 in the second quarter of 2010. Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.  Management is developing relationships with biotech companies and research organizations, both nationally and globally, to position the Company to become the supplier of choice with these customers because of our reputation for compassionate patient care and excellent service.

Therapeutic Services

For the therapeutic services business segment, the following table summarizes the revenue and gross profit for the three months ended June 30, 2011 and 2010:

Therapeutic Services
For the Three Months Ended June 30,
	2011	2010	Variance $	Variance %
Revenue	$2,270,000	$1,947,000	$323,000	17%
Gross Profit	$728,000	$539,000	$189,000	35%
Gross Profit %	32%	28%

The therapeutic services business segment continues to experience considerable growth this year in comparison to last year in the Southern California region.  New customers accounted for 24% of the growth in revenue between the second quarter of 2011 and the second quarter of 2010.

Revenue increased in California by 41% as the volume of procedures increased by 60%, while revenue in the Mid-Atlantic region decreased by 10% as the volume of procedures decreased by 9%.

The gross profit percentage during the second quarter of 2011 for this segment was 32% compared to 28% for the second quarter of 2010. This increase in gross profit coupled with increased volume indicates that the Company has been able to effectively keep costs down while increasing revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 and 2010 are summarized on the following table:

General and Administrative Expenses
For the Three Months Ended June 30,

2011	2010	Variance $	Variance %
$ 1,212,000	$ 1,131,000	$ 81,000	7%

Expense reduction remains an ongoing focus, Insurance expense decreased $34,000 as a result of lower premiums attainable through a new broker.

Legal fees increased by $72,000 primarily due to services associated with the asset sale. There was no 401(k) match accrual in the second quarter of 2011 due to quarterly losses compared with $19,000 accrued in the second quarter of 2010.

For the second quarters of both 2011 and 2010, general and administrative expenses represented 29% of revenue.

Income Taxes

The Company recorded no provision for income taxes for estimated alternative minimum tax for the three month period ended June 30, 2011 compared to $10,000 recorded in the same period of 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Overview

The Company’s continuing operations generated $8,146,000 in revenue in the first half of 2011, compared to $7,559,000 in the same period of 2010, representing an increase of $587,000, or 8%.  Blood services revenue decreased $107,000, or 3%, while therapeutic services revenue increased $694,000, or 19%.

Gross profit from continuing operations in the first half of 2011 increased $178,000 or 16%, to $1,281,000 compared to $1,103,000 for the same period of 2010.  This decrease is comprised of a $251,000 decrease, or 211%, in gross profit for the blood services business segment, offset by a $429,000 increase, or 44%, in gross profit for the therapeutic services business segment.

General and administrative expenses decreased by $273,000 to $2,395,000 in the six months ended June 30, 2011 compared with $2,668,000 in the six months ended June 30, 2010.

An insurance settlement for damaged equipment that had been fully depreciated resulted in a gain on asset disposal of $197,000 during the first six months of 2011.

The Company reported a loss of $927,000 from continuing operations in the six months ended June 30, 2011, compared to a loss of $1,575,000 for the same period of 2010.  Discontinued operations generated net income of $285,000 during the first six months of 2011 compared to $1,595,000 in the first six months of 2010.  The Company recorded a $10,000 tax provision in both the first six months of 2011 and 2010.  The company generated a net loss of $642,000 for the first six months of 2011, compared to net income of $20,000 for the first six months of 2010.

Blood Services

For the blood services segment, the following table summarizes the revenue and gross profit for the six months ended June 30, 2011 and 2010:

Blood Services
For the Six Months Ended June 30,
	2011	2010	Variance $	Variance %
Revenues	$3,728,000	$3,835,000	$(107,000)	-3%
Gross Profit	$(132,000)	$119,000	$(251,000)	-211%
Gross Profit %	-4%	3%

This business segment, shown here net of discontinued operations, includes platelet collections and sales as well as cellular therapy and research related collections.  Included in the operating costs of this segment is the cost of training nurses for our planned expansion sites as well as travel and labor costs to set up the new sites.

Platelet sales decreased by 36% in the first half of 2011 as compared to the first half of 2010, also a result of weaknesses in the economy severely impacting the blood banking business.  Price continued to be a major concern to hospital products and services vendors.

Included in this segment is the research products/cellular therapy business which increased in revenue 324%, the result of an over 70% increase in unit sales. Revenue was $1,041,000 in the second half of 2011 compared with $245,000 in the second half of 2010. By developing and nurturing relationships with biotech and research organizations, management plans to continue to grow this part of the business. These specialized collections generate high margin revenue. We hope to position the Company to become the supplier of choice in this area because of our reputation for compassionate patient care and excellent service.

Therapeutic Services

For the therapeutic services segment, the following table summarizes the revenue and gross profit for the six months ended June 30, 2011 and 2010:

Therapeutic Services
For the Six Months Ended June 30,
	2011	2010	Variance $	Variance %
Revenue	$4,418,000	$3,724,000	$694,000	19%
Gross Profit	$1,413,000	$984,000	$429,000	44%
Gross Profit %	32%	26%

On a year to date basis, the therapeutic services business segment continues to show significant growth. New customers accounted for 21% of the sales volume in the first six months of 2011.

Revenue increased in California by 41% as the volume of procedures increased by 51%, while revenue in the Mid-Atlantic region decreased by 3% as the volume of procedures decreased by 2%.

The 44% increase in gross profit highlights the fact that the Company has been able to effectively keep costs down while increasing volume. The gross profit percentage during the first quarter of 2011 for this segment was 32% compared to 26% for the first quarter of 2010, further demonstrating that the Company has been able to leverage expenses while growing volume.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 and 2010 are summarized on the following table:

General and Administrative Expenses
For the Six Months Ended June 30,

2011	2010	Variance $	Variance %
$ 2,395,000	$ 2,668,000	$ (273,000)	-10%

Officer salaries decreased by $137,000 during the first half of 2011 due primarily to the $184,000 severance paid to the former executives in the first half of 2010, offset by the salaries of new executives that did not begin until August 2010 and whose salaries previously were included in office salaries and operating salaries.

Stock based compensation decreased by $38,000 partially due to the true up of stock compensation to the former executives in 2010 to account for actual forfeiture rates, which had been initially estimated by management and used as an input  in the Black Sholes valuation model.

Settlement of an insurance claim for damaged equipment that had been fully depreciated of $197,000 was an offset to general and administrative expenses during the first half of 2011, with no corresponding item for the same period in 2010.

For the first half of 2011, general and administrative expenses represented 29% of revenue compared to 35% for the same period of 2010.

Income Taxes

The Company recorded a $10,000 provision for income taxes for estimated alternative minimum tax for both the six month periods ended June 30, 2011 and 2010.

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

Discontinued Operations

On July 11, 2011, the Company completed the sale of its red blood cell collection operation assets in California and Maine to The American National Red Cross.  See Note 10 of Notes to Consolidated Financial Statements.  As a result, the financial results for this operation have been reported as discontinued operations, and the assets and liabilities as held for sale, in the consolidated financial statements as of June 30, 2011 and 2010.

Income from discontinued operations for the three months ended June 30, 2011 was $180,000 compared with $843,000 for the three months ended June 30, 2010.  Income from discontinued operations for the six months ended June 30, 2011 was $285,000 compared with $1,595,000 for the six months ended June 30, 2010.  Blood sales continued on a downward trend throughout 2011 in part due to intensely competitive pricing pressures resulting from the challenging environment in the blood industry. Additionally, changing criteria justifying blood transfusions and other sweeping changes in the healthcare industry intensified these issues.

In addition, on December 4, 2007, the Company’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”) executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio’s creditors. The Company recorded a $12,000 and a $25,000 loss in discontinued operations for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010. representing interest expense in both periods.

Off-Balance Sheet Arrangements

At June 30, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Critical Accounting Policies and Estimates

Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves, income taxes. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

(d)           risk free interest rate; and

(e)           expected forfeitures.

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

Inventory

Inventories for continuing operations consist of Company-manufactured platelets. Supplies consist primarily of medical supplies used to collect and manufacture platelets and to provide therapeutic services. Inventories for discontinued operations consist of whole blood components and other blood products, as well as component blood products purchased for resale. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand and cash generated from operations.  Liquidity depends, in part, on timely collections of accounts receivable. Any significant delays in customer payments could adversely affect the Company’s liquidity. Presently, HemaBio is in default on two notes related to the HemaBio acquisition.  See Note 3 of Notes to Consolidated Financial Statements.

As of June 30, 2011, the Company’s cash and cash equivalents for continuing operations was $1,683,000, and the Company’s working capital was $3,341,000.

Management anticipates that cash on hand and cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases, operating lease commitments and to fund the Company’s anticipated capital expenditures, which include the opening of the Dendreon expansion sites.

On December 9, 2009, the Company, together with the Company’s subsidiary, Coral Blood Services, Inc., entered into a Credit Agreement (the “Wells Agreement”), and related security agreements, with Wells Fargo Bank, N.A.   The Wells Agreement provided that the Company could borrow the lesser of 80% of eligible accounts receivable or $5 million, had a maturity date of December 1, 2011, and provided for the monthly payment of interest at a rate of 0.25% above the bank’s prime rate.  The Wells Agreement also granted the bank a first priority security interest in all of the assets of the Company and Coral Blood Services, Inc.

The Company had no outstanding borrowings under the Wells Agreement as of June 30, 2011, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility.  The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.  At June 30, 2011, the letter of credit was for $660,000.  No amounts have been drawn against the letter of credit.

The Wells Agreement also required that the Company maintain certain financial covenants which the Company had not maintained and was in default at December 31, 2010.

Effective as of January 15, 2011, in consideration of Wells Fargo waiving the Company’s existing defaults under the Wells Agreement, the Company agreed to amend the Wells Agreement to provide that outstanding borrowings, including outstanding advances and letters of credit, shall not at any time exceed the amount of cash collateral in a segregated, blocked deposit account maintained by the Company with Wells Fargo and with respect to which Wells Fargo has been granted a first priority security interest to secure all present and future indebtedness of the Company to Wells Fargo.  Pursuant to this arrangement, the Company has pledged $660,000 in cash to Wells Fargo, and the Company has outstanding letters of credit for an aggregate of $660,000 under the Wells Agreement.

On July 5, 2011, the Company entered into a second amendment to the Wells Agreement, pursuant to which the parties amended the Wells Agreement to (i) reduce outstanding borrowings, including outstanding advances and letters of credit, to $660,000 which is the amount of cash collateral the Company maintains in a segregated, blocked deposit account with Wells Fargo, (ii) provide for Wells Fargo’s release of its security interests on all assets of the Company and Coral Blood Services other than a security interest on the cash collateral the Company maintains in a segregated, blocked deposit account with the bank, and terminated certain ancillary agreements pursuant to which the bank perfected its security interest in certain assets of the Company and Coral Blood Services, and (iii) to modify and delete certain affirmative and negative covenants of the Company and Coral Blood Services.

Future minimum payments under operating leases and notes payable are as follows: (The $500,000 Notes Payable are included in the liabilities related to assets held for sale on the balance sheet).

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,648,000	$754,000	$1,588,000	$1,481,000	$825,000
Capital lease	$84,000	$16,000	$42,000	$26,000	-
Notes Payable	500,000	500,000	-	-	-

Totals	$5,232,000	$1,270,000	$1,630,000	$1,507,000	$825,000

For the six months ended June 30, 2011, net cash used in operating activities was $167,000, compared to $399,000 for the six months ended June 30, 2010. The decrease of $232,000 in cash used in operations between the two periods was partially due to an increase of $262,000 in accounts receivable for the six months ended June 30, 2011 compared with a decrease of $249,000 during the same period of 2010. HemaCare’s days sales outstanding stood at 40 on June 30, 2011 and 37 on December 31, 2010.  Additionally, accounts payable, accrued payroll, accrued expenses and deferred rent increased by $415,000 compared with a $669,000 increase for the same period of 2010. A decrease in inventories, supplies and prepaid expenses of $94,000 in the first six months of 2011, compared with an increase of $449,000 in same period of 2010 is another component of the increase of net cash used in operating activities.

For the six months ended June 30, 2011, net cash used in investing activities was $86,000 compared to $229,000 for the same period in 2010, the difference being primarily attributable to proceeds received from an insurance claim for damaged equipment which had been fully depreciated. Additionally, purchases of plant and equipment accounted for $305,000 in the six months ended June 30, 2011 compared with $230,000 in the same period of 2010. In 2011, equipment was purchased to replace the equipment that was damaged and taken out of service.

For the six months ended June 30, 2011, net cash used in financing activities was $10,000 compared with net cash provided by financing activities of $3,000 for the six months ended June 30, 2010. The Company made payments on its capital equipment lease totaling $10,000 in 2011; the Company repurchased stock in the amount of $3,000 and received proceeds from the exercise of stock options of $6,000 in the same period of 2010.

For discontinued operations, net cash provided by discontinued operations was $344,000 in the first half of 2011, compared with $1,615,000 in the first half of 2010.  The cash provided in both periods was the results of the revenue less the operating costs of the portion of the blood business sold to the American Red Cross in July 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2011, the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to such risk factors during the three and six months ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1*
Asset Purchase Agreement, dated July 11, 2011, among HemaCare Corporation, Coral Blood Services, Inc. and The American National Red Cross, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 15, 2011.

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
10.1
Second Amendment to Credit Agreement, dated July 5, 2011, among Wells Fargo Bank, HemaCare Corporation and Coral Blood Services, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 8, 2011.

10.2
Second Modification to Promissory Note, dated July 5, 2011, among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 8, 2011.

10.3†
Blood Purchase Agreement, effective as of July 11, 2011, between The American National Red Cross and HemaCare Corporation, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 15, 2011.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.

*
The Asset Purchase Agreement contains a list briefly identifying the contents of all omitted exhibits and schedules.  HemaCare Corporation agrees to furnish to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request.

†Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	August 19, 2011	Hemacare Corporation
(Registrant)
		By:	/s/ Peter van der Wal
Peter van der Wal, Chief Executive Officer
		By:	/s/ Lisa Bacerra
Lisa Bacerra, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1*
Asset Purchase Agreement, dated July 11, 2011, among HemaCare Corporation, Coral Blood Services, Inc. and The American National Red Cross, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 15, 2011.

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
10.1
Second Amendment to Credit Agreement, dated July 5, 2011, among Wells Fargo Bank, HemaCare Corporation and Coral Blood Services, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 8, 2011.

10.2
Second Modification to Promissory Note, dated July 5, 2011, among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 8, 2011.

10.3†
Blood Purchase Agreement, effective as of July 11, 2011, between The American National Red Cross and HemaCare Corporation, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 15, 2011.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.

*
The Asset Purchase Agreement contains a list briefly identifying the contents of all omitted exhibits and schedules.  HemaCare Corporation agrees to furnish to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request.

†Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.