Form 10-Q/A
period 2011-06-30
HEMACARE CORP /CA/
filed 2011-08-31
CIK 801748

UNITED STATES
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

Explanatory Note

HemaCare Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed on August 22, 2011 (the “Original Filing”), solely to furnish Interactive Data Files as Exhibits 101 in accordance with Rule 405(a)(2) of Regulation S-T.  In connection therewith, this Form 10-Q/A also amends Part II, Item 6 of the Original Filing and the Exhibit Index thereto.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

This Form 10-Q/A does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the Original Filing, except as specified above. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART II. OTHER INFORMATION

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

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934. Previously Filed.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
The Asset Purchase Agreement contains a list briefly identifying the contents of all omitted exhibits and schedules.  HemaCare Corporation agrees to furnish to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date	August 31, 2011	Hemacare Corporation
(Registrant)

		By:	/s/ Peter van der Wal
Peter van der Wal, Chief Executive Officer

		By:	/s/ Lisa Bacerra
Lisa Bacerra, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934. Previously Filed.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
The Asset Purchase Agreement contains a list briefly identifying the contents of all omitted exhibits and schedules.  HemaCare Corporation agrees to furnish to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.

5