Form 10-Q
period 2011-09-30
HEMACARE CORP /CA/
filed 2011-11-14
CIK 801748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, 10,331,519  shares of Common Stock of the registrant were issued and outstanding.

HEMACARE CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011

HEMACARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,680,000	$1,638,000
Restricted cash	660,000	660,000
Accounts receivable, net of allowance for doubtful accounts of $101,000 in 2011 and $91,000 in 2010	2,209,000	2,780,000
Product inventories and supplies, net	422,000	577,000
Prepaid expenses	344,000	522,000
Assets held for sale	270,000	463,000
Other receivables	377,000	168,000
Total current assets	6,962,000	6,808,000
Plant and equipment, net of accumulated depreciation and amortization of $6,390,000 in 2011 and $7,704,000 in 2010	2,542,000	2,887,000
Other assets	135,000	148,000
Total assets	$9,639,000	$9,843,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,255,000	$1,486,000
Accrued payroll and payroll taxes	640,000	636,000
Other accrued expenses	201,000	319,000
Current portion of capital lease	18,000	16,000
Liabilities related to assets held for sale	2,190,000	2,094,000
Total current liabilities	4,304,000	4,551,000
Deferred rent	480,000	533,000
Long term portion of capital lease	63,000	77,000

Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized, 10,331,519 issued and outstanding in 2011; 9,712,948 in 2010	16,529,000	16,289,000
Accumulated deficit	(11,737,000)	(11,607,000)
Total shareholders' equity	4,792,000	4,682,000
Total liabilities and shareholders' equity	$9,639,000	$9,843,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEMACARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Blood services	$1,561,000	$1,812,000	$5,289,000	$5,648,000
Therapeutic services	2,404,000	2,089,000	6,822,000	5,812,000
Total revenue	3,965,000	3,901,000	12,111,000	11,460,000

Operating costs and expenses
Blood services	1,778,000	2,473,000	5,638,000	5,713,000
Therapeutic services	1,635,000	1,511,000	4,640,000	4,251,000
Total operating costs and expenses	3,413,000	3,984,000	10,278,000	9,964,000

Gross profit (loss)	552,000	(83,000)	1,833,000	1,496,000

General and administrative expenses	1,130,000	1,266,000	3,520,000	3,807,000

Loss from operations	(578,000)	(1,349,000)	(1,687,000)	(2,311,000)

Gain on insurance settlement	-	-	192,000	-

Income (loss) from continuing operations before tax	(578,000)	(1,349,000)	(1,495,000)	(2,311,000)
Provision for (benefit of) income taxes	-	(70,000)	10,000	(60,000)

Loss from continuing operations, net of tax	(578,000)	(1,279,000)	(1,505,000)	(2,251,000)

Income from discontinued operations, net of tax	1,090,000	653,000	1,375,000	1,645,000

Net income (loss)	$512,000	$(626,000)	$(130,000)	$(606,000)

Income (loss) per share
Basic
Continuing operations	$(0.06)	$(0.13)	$(0.15)	$(0.22)
Discontinued operations	$0.11	$0.06	$0.14	$0.16
Total	$0.05	$(0.07)	$(0.01)	$(0.06)
Diluted
Continuing operations	$(0.06)	$(0.13)	$(0.15)	$(0.22)
Discontinued operations	$0.11	$0.06	$0.14	$0.16
Total	$0.05	$(0.07)	$(0.01)	$(0.06)

Weighted average shares outstanding-basic	9,819,982	10,063,610	9,749,018	10,054,149

Weighted average shares outstanding-diluted	9,895,763	10,222,572	9,874,380	10,258,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 HEMACARE CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended September 30,
 (Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(130,000)	$(606,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	(1,375,000)	(1,645,000)
Provision for bad debts	10,000	9,000
Depreciation and amortization	688,000	779,000
Gain on insurance settlement	(192,000)	-
Loss on disposal of assets	-	10,000
Share-based compensation	68,000	113,000
Provision for inventory reserve	32,000	-
Impairment of capital asset in progress	-	126,000

Changes in operating assets and liabilities:
Decrease in accounts receivable	561,000	957,000
Decrease (increase) in inventories, supplies and prepaid expenses	301,000	(349,000)
Increase in other receivables	(209,000)	(29,000)
Decrease in other assets	13,000	16,000
(Decrease) increase in accounts payable, accrued payroll, accrued expenses and deferred rent	(400,000)	567,000
Net cash used in operating activities	(633,000)	(52,000)

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	223,000	214,000
Purchases of plant and equipment	(319,000)	(338,000)
Net cash used in investing activities	(96,000)	(124,000)

Cash flows from financing activities:
Repurchases of common stock	-	(281,000)
Proceeds from the exercise of stock options	-	6,000
Proceeds from sale of stock	173,000	83,000
Principal payments on capital leases	(12,000)	-
Net cash provided by (used in) financing activities	161,000	(192,000)

Net cash used in continuing operations	(568,000)	(368,000)

Cash Flows - Discontinued Operations
Cash (used in) provided by operating activities	(1,331,000)	1,507,000
Cash provided by investing activities	3,001,000	-
Net cash provided by discontinued operations	1,670,000	1,507,000

Increase in cash and cash equivalents	1,102,000	1,139,000
Cash and cash equivalents at beginning of period	1,848,000	1,222,000
Cash and cash equivalents at end of period	2,950,000	2,361,000

Cash, cash equivalents - Continuing operations	2,680,000	2,151,000
Cash and cash equivalents - Assets held for sale	270,000	210,000
Total cash and cash equivalents	$2,950,000	$2,361,000
	-
Supplemental disclosure:
Interest paid	$7,000	$-
Income taxes paid (refunded)	$18,000	$(10,000)
Capital lease addition for capital equipment	$-	$97,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation and General Information

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2011 and  2010, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, the results of its operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States (“GAAP”).

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2011, which should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2011. The above unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Inventories and Supplies: Inventories for continuing operations consist of Company-manufactured platelets. Supplies consist primarily of medical supplies used to collect and manufacture platelets and to provide therapeutic services. Inventories included in assets held for sale consist of whole blood components and other blood products, as well as component blood products purchased for resale. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology.  In addition, the Company recorded a reserve of $32,000 as of September 30, 2011 for inventory that may become obsolete as a result of the Company’s sale of its red blood cell collection business assets to the American Red Cross in July 2011.  The Company had no reserve for obsolete inventory as of December 31, 2010.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

Financial Instruments:  On January 1, 2009, the Company adopted all of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which provides guidance on how to measure assets and liabilities at fair value.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The Company recorded $7,000 and $24,000 of share-based compensation for the non-employee directors for the three and nine months ended September 30, 2011 and $16,000 and $52,000 for the three and nine months ended September 30, 2010 utilizing the Black-Scholes valuation model.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of future profitability to ensure that the Company would be more likely than not to realize any benefit from the deferred tax assets.  Therefore, as of September 30, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Reclassification:  Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications include the accounting for the Company’s red blood cell collection operation as discontinued operations as discussed in Note 4. As a result, the financial results for this operation have been reported as discontinued operations, and the assets and liabilities as held for sale, in the consolidated financial statements as of September 30, 2011. Since the consolidated financial statements for the three and nine months ended September 30, 2010 previously reported these operations as part of continuing operations, the financial results and cash flow statement have been reclassified to reflect the change in the status of the red blood cell portion of the business as discontinued operations.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In this ASU an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not believe that the adoption of this standard will have a material impact the Company’s financial position, results of operations or cash flows.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

In September 2011, FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not believe that the adoption of this standard will have a material impact the Company’s financial position, results of operations or cash flows.

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

Note 2—Inventory

Inventories for continuing operations consist of Company-manufactured platelets. Supplies consist primarily of medical supplies used to collect and manufacture platelets and to provide therapeutic services.  Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Inventories for discontinued operations as of December 31, 2010 consist of whole blood components and other blood products, as well as component blood products purchased for resale.

Inventories are comprised of the following as of:

	September 30,	December 31,
	2011	2010
Continuing Operations
Supplies	$429,000	$461,000
Blood products	25,000	116,000
Less: reserve	(32,000)	-
Total	$422,000	$577,000

Discontinued Operations
Blood Products	$-	$40,000
Total	$-	$40,000

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

Note 3 – Asset Sale to The American National Red Cross

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

In consideration for the assets, the buyer agreed to pay to the Company an aggregate of $3,051,000. Of the purchase price, $2,475,000 was paid on the closing date, $51,000 was paid on July 22, 2011, and $250,000 was to be paid in three equal monthly installments on the 30th, 60th and 90th days following the closing date, which amount was subsequently reduced to $200,000 in settlement of certain post-closing purchase price adjustments, all of which was paid as of October 31, 2011.  The remaining balance of $275,000 was paid into a one year escrow to satisfy the Company’s potential indemnification liabilities to the buyer.

As a result of the asset sale, in the third quarter we reduced our work force by 93 employees in California and Maine., which resulted in a third quarter charge of $891,000 in employment related expenses which is classified in discontinued operations. Additionally, officer bonuses and related payroll taxes of $124,000 were paid in the third quarter as a result of the sale and classified in discontinued operations.

In connection with the sale of assets, on July 11, 2011 the Company entered into a blood purchase agreement with the American Red Cross, pursuant to which the Company will sell to the American Red Cross on an exclusive basis, a minimum of 7,000 and a maximum of 12,000 units of ISBT labeled single donor platelets per year during the term of the agreement.  The platelets will be sold to the American Red Cross at a fixed price per unit during the first two years of the agreement, and at a price equal to a percentage of the American Red Cross’ National Average Selling Price of platelets over the immediately preceding calendar year for the remainder of the term.  The blood purchase agreement has an initial term expiring on September 30, 2016, and will be extended automatically for additional renewal periods unless either party elects to terminate the agreement upon expiration of the then-current term.

Note 4 - Discontinued Operations

On July 11, 2011, the Company completed the sale of its red blood cell collection operation assets in California and Maine to The American National Red Cross. The financial results related to the red blood cell collection operations are shown as discontinued operations on the statement of operations for the periods ended September 30, 2011 and September 30, 2010.

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

HemaBio failed to pay the first installments due to Drs. Feldman and Raben on August 29, 2007 of $160,000, which included $35,000 in accrued interest.  Under the terms of the promissory notes between HemaBio and Drs. Feldman and Raben, failure to pay any of the scheduled payments when due causes the entire unpaid balance, including unpaid interest, to become immediately due and payable, and causes the stated interest rate on both notes to increase to 10% per annum.  Therefore, since August 29, 2007, HemaBio, now shown as discontinued operations, recognized accrued interest expense on the outstanding balance on both notes at an interest rate of 10%, which totaled $12,000 and $37,000 for the three and nine months ended September 30, 2011.

As of September 30, 2011, HemaBio’s default on the notes to Drs. Feldman and Raben remains unresolved.

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

Management analyzed all of the claims submitted to the Assignee, and after reviewing the applicable Florida statute of limitations, management determined that the claimant’s rights to pursue claims would not expire until November 2011 at the earliest. Therefore, management concluded that none of the claims against HemaBio can be removed as of September 30, 2011.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The following is the breakdown of the assets held for sale and liabilities related to assets held for sale for discontinued operations as of September 30, 2011 and December 31, 2010.

Discontinued Operations

	September 30,	December 31,
	2011	2010

Assets held for sale
Cash and cash equivalents	$270,000	$210,000
Inventory	-	40,000
Fixed assets (net of accumulated depreciation
of $0 on September 30, 2011 and $1,134,000 on December 31, 2010)	-	213,000
	$270,000	$463,000

Liabilities related to assets held for sale
Accounts payable	$833,000	$774,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	254,000	217,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,190,000	$2,094,000

The following are the components of income from discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$326,000	$3,349,000	$6,152,000	$11,782,000

Operating expenses	709,000	2,675,000	6,120,000	9,848,000

Gross (loss) profit	(383,000)	674,000	32,000	1,934,000

General and administrative expenses	1,329,000	21,000	1,459,000	289,000

(Loss) income from operations	(1,712,000)	653,000	(1,427,000)	1,645,000

Gain on sale of assets	2,802,000	-	2,802,000	-

Income from discontinued operations	1,090,000	653,000	1,375,000	1,645,000

Provision for income tax	-	-	-	-

Income from discontinued operations, net of tax	$1,090,000	$653,000	$1,375,000	$1,645,000

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

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The Company had no outstanding borrowings under the Wells Agreement as of September 30, 2011 and December 31, 2010, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility. The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.  At September 30, 2011 and December 31, 2010, the letter of credit was for $660,000.  No amounts have been drawn against the letter of credit.

The Wells Agreement also required that the Company maintain certain financial covenants which the Company had not maintained and the Company had been in default at December 31, 2010.

Effective as of January 15, 2011, in consideration of Wells Fargo waiving the Company’s existing defaults under the Wells Agreement, the Company agreed to amend the Wells Agreement to provide that outstanding borrowings, including outstanding advances and letters of credit, shall not at any time exceed the amount of cash collateral in a segregated, blocked deposit account maintained by the Company with Wells Fargo and with respect to which Wells Fargo has been granted a first priority security interest to secure all present and future indebtedness of the Company to Wells Fargo.  Pursuant to this arrangement, the Company has pledged $660,000 in cash to Wells Fargo, and the Company has an outstanding letter  of credit for an aggregate of $660,000 under the Wells Agreement.

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

Note 6—Shareholders’ Equity

Pursuant to ASC Topics 505, Equity and 718, Stock Compensation, the cost resulting from all share-based payment transactions must be recognized in the Company’s consolidated financial statements.  For 2011, the Company recognizes compensation expense related to stock options granted to employees based on compensation cost for all share-based payments granted prior to September 30, 2011, based on the grant date fair value estimated in accordance with ASC Topics 505, Equity and 718, Stock Compensation.  For the three and nine months ended September 30, 2011, the Company recognized $18,000 and $68,000 in share-based compensation costs, respectively, including $7,000 and $24,000 of share-based compensation for non-employee director options. For the three and nine months ended September 30, 2010 the Company recognized $29,000 and $113,000 in share-based compensation costs, including $16,000 and $52,000 of share-based compensation for non-employee director options. See Note 1 of Notes to Consolidated Financial Statements.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2011	1,569,000	$1.05		$1,770
Granted	440,000	0.29		1,250
Exercised	-	-
Cancelled or expired	(124,000)	1.41		(20)
Forfeited	(63,000)	0.50		(80)
Outstanding at September 30, 2011	1,822,000	$0.86	6.3	$2,920
Exercisable at September 30, 2011	1,272,500	$1.07	5.1	$1,550

The following summarizes the activity of the Company’s stock options that have not yet vested as of September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	317,000	$0.53
Granted	440,000	0.25
Vested	(144,500)	0.40
Forfeited	(63,000)	0.46
Nonvested at September 30, 2011	549,500	$0.34

As of September 30, 2011, there was $119,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing share-based payments. This cost is expected to be recognized over a weighted-average period of 3.1 years. The total measurement fair value of shares vested during the three and nine months ended September 30, 2011 was $24,000 and $58,000.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value at date of grant and the assumptions utilized to determine such values are indicated in the following table:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Weighted average fair value for options exercised During the period	N/A	N/A
Weighted average fair value at date of grant for share-based payments vested during the period	$0.39	$0.40
Risk-free interest rates	3.1%	2.8%
Expected stock price volatility	135.7%	130.3%
Expected dividend yield	$0	$0
Expected forfeitures	29.57%	29.57%

The Company does not assume a forfeiture rate when assessing value for options held by independent members of the Board of Directors.  Since options issued to independent board members are not forfeited upon separation from the Company, management has determined it is inappropriate to assign a forfeiture rate to these options.

The Company uses the 2006 Plan to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress, thereby linking these employees directly to stockholder interests through increased stock ownership.  A total of 2,200,000 shares of the Company’s common stock have been reserved for issuance under the 2006 Plan. As of September 30, 2011, the Company had utilized 1,514,835 of the shares reserved under the 2006 Plan, and 685,165 shares remain available.  Awards may be granted to any employee, director or consultant, or those of the Company’s affiliates.

Prior to the 2006 Plan, the Company utilized the 1996 Stock Incentive Plan (“1996 Plan”).  The 1996 Plan expired on July 19, 2006, although options remain outstanding that were originally issued under this plan.

Employee Stock Purchase Plan

The Company maintains the 2004 Stock Purchase Plan (the “ESPP”).  On August 19, 2011, the Board of Directors of the Company increased the number of shares which may be issued and sold under the ESPP from 2,000,000 to 3,000,000 (subject to adjustment), and on September 9, 2011, the Company registered with the SEC the 1,000,000 additional shares of the Company's Common Stock for issuance pursuant to the ESPP.

Seven purchases were made from the ESPP during the third quarter of 2011, for an aggregate of 618,571 shares of common stock at $0.28 per share, for aggregate proceeds to the Company of $173,000.  As of September 30, 2011, there were 800,520 remaining shares in the ESPP.

Note 7—Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for basic and diluted earnings per share:

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss from continuing operations	$(578,000)	$(1,279,000)	$(1,505,000)	$(2,251,000)

Weighted average shares outstanding	9,819,982	10,063,610	9,749,018	10,054,149
Net effect of dilutive options	75,781	158,962	125,362	204,243
Weighted average diluted shares outstanding	9,895,763	10,222,572	9,874,380	10,258,392

Loss per share from continuing operations - diluted	$(0.06)	$(0.13)	$(0.15)	$(0.22)

Net income from discontinued operations	$1,090,000	$653,000	$1,375,000	$1,645,000

Income per share from discontinued operations - diluted	$0.11	$0.06	$0.14	$0.16

Net income (loss)	$512,000	$(626,000)	$(130,000)	$(606,000)

Income (loss) per share - diluted	$0.05	$(0.06)	$(0.01)	$(0.06)

Options outstanding for 1,102,000 and 1,092,000 shares of common stock for the three and nine months ended September 30, 2011 have been excluded from the above calculation because their effect would have been anti-dilutive.

Options outstanding for 1,954,000 and 1,174,000 shares of common stock for the three and nine months ended September 30, 2010, have been excluded from the above calculation because their effect would have been anti-dilutive.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to ensure that the Company would realize any benefit from the deferred tax assets.  Therefore, as of September 30, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

Note 9—Business Segments

HemaCare operates in two business segments as follows:

•	Blood Services—Includes sales of apheresis platelets exclusively to the American Red Cross, and other blood products to research, cellular therapy and other biotech and health related organizations.

HemaCare Corporation
Notes to Unaudited Condensed Consolidated Financial Statements -- continued

•	Therapeutic Services—Provides therapeutic apheresis, stem cell collection procedures and other therapeutic services to patients.

There were no intersegment revenues for the three and nine month periods ended September 30, 2011.

Note 10 —Commitments and Contingencies

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

General

HemaCare operates in two primary business segments.  The blood services segment includes sales of apheresis platelets on an exclusive basis to the American Red Cross, and sales of other blood products to research, cellular therapy and other health and biotech related organizations. Prior to the sale of our red blood cell collection operation assets in July 2011, the Company also sold blood products to hospitals, operated and managed donor centers and mobile donor vehicles to collect blood products from donors, and purchased blood products from other suppliers for resale to customers.  Revenues from research projects and cellular therapy collections are included in the blood services segment.

Additionally, the Company operates a therapeutic services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection and other blood treatments on patients with a variety of disorders.  Therapeutic services are usually provided under contract with hospitals as an outside purchased service.

The Company’s current strategy is to expand efforts utilizing the Company’s exemplary customer service, expertise, and infrastructure to support developing cellular therapy technologies and research organizations. This infrastructure and expertise enable the Company to collect various cellular components for cellular therapy manufacturing and future personalized patient therapies. The continuing collections of apheresis platelets will allow the Company to maintain access to its pedigree donor pool facilitating the availability of product to the research community.  Ultimately, the Company believes these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.

The Company was incorporated in the state of California in 1978 and has operated in Southern California since 1979.  In 1998, the Company expanded operations to include portions of the eastern United States.  In August 2006, the Company acquired Florida based Teragenix Corporation, subsequently renamed HemaCare BioScience, Inc. (“HemaBio”), The Company closed all operations of HemaBio, effective November 5, 2007.  See Note 4 of Notes to Consolidated Financial Statements.

Recent Developments

On July 11, 2011, the Company and its wholly-owned subsidiary, Coral Blood Services, Inc., completed the sale of the Company’s red blood cell collection operation assets in California and Maine to The American National Red Cross pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 11, 2011.  The assets included automobiles and equipment, finished goods and work-in-process inventory of blood products, a trademark, and books and records relating to blood drive sponsors and blood donors.

In consideration for the assets, the buyer agreed to pay to the Company an aggregate of $3,051,000. Of the purchase price, $2,475,000 was paid on the closing date, $51,000 was paid on July 22, 2011, and $250,000 was to be paid in three equal monthly installments on the 30th, 60th and 90th days following the closing date, which amount was subsequently reduced to $200,000 in settlement of certain post-closing purchase price adjustments, all of which was paid as of October 31, 2011.  The remaining balance of $275,000 was paid into a one year escrow to satisfy the Company’s potential indemnification liabilities to the buyer.

This resulted in a third quarter charge of $891,000 in employment related expenses to discontinued operations.  Additionally, officer bonuses of $124,000 were paid in the third quarter as a result of the sale.

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

The following is a summary of the transaction with the American Red Cross:

Asset purchase agreement price	$3,051,000

Cost of assets
Inventories	40,000
Fixed assets, net	159,000
Closing purchase price adjustments	50,000
Total cost of assets sold	249,000

Gain on asset sale	2,802,000

Additional expenses related to asset sale
Legal fees	57,000
Executive bonuses	124,000
Inventory reserve	32,000
Employee termination costs	891,000
Cost of building leases	124,000
Accounting fees	13,000
Contract termination fee	64,000
Total additional expenses related to asset sale	1,305,000

Income after expenses from asset sale	$1,497,000

Specialty Collection Services:  HemaCare leverages its expertise in automated cell collection (apheresis) and processing of blood products to provide specialty collection services to organizations conducting cell therapy research and clinical trials. In May 2010, HemaCare entered into an agreement with Dendreon Corporation (NASDAQ: DNDN) to provide cellular collection services in Los Angeles and Maine for their new autologous cellular immunotherapy, PROVENGE® (sipuleucel-T).  This personalized medicine for the treatment of prostate cancer is Dendreon’s lead product and is the first autologous cellular immunotherapy specifically designed to engage patients’ own immune systems to treat cancer.  In February 2011, HemaCare and Dendreon amended their agreement to expand HemaCare’s footprint of collection services for Dendreon to additional cities during the second, third, and fourth quarters of 2011. HemaCare subsequently opened a site in San Francisco, California in June 2011 and in Memphis, Tennessee and Cincinnati, Ohio in the third quarter of 2011. In August, 2011, Dendreon withdrew its sales forecasts for the remainder of the year.  Because of the lower than expected volume of Dendreon patients at our facilities and because Dendreon changed its sales forecasts, management determined it would be prudent to close the San Francisco site in the third quarter and the Cincinnati site in the fourth quarter of 2011. The Memphis site remains open and the Company plans to expand into additional cellular therapy and research areas in that location.

Blood Management Software Project:  On February 18, 2011, HemaCare entered into a Software License and Support Services Agreement with Haemonetics Corporation, pursuant to which Haemonetics licensed to us its ElDorado Donor Software and agreed to maintain and support the software.  We received a perpetual and non-exclusive license to the ElDorado Donor Software and related documentation, and Haemonetics agreed to maintain and support the software through March 15, 2015, for consideration consisting of amounts previously paid to Haemonetics in connection with our license and implementation of the IDM Software, which is a predecessor to the El Dorado software presently used by the Company,  Implementation of the El Dorado Software System was expected to commence in the fourth quarter of 2011, but has been postponed until sometime in 2012.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Overview

The Company’s continuing operations generated $3,965,000 in revenue in the third quarter of 2011, compared to $3,901,000 in the same quarter of 2010, representing an increase of $64,000, or 2%.  Blood services revenue decreased $251,000, or 14%, while therapeutic services revenue increased $315,000, or 15%.

Gross profit from continuing operations in the third quarter of 2011 increased by $635,000 to $552,000 as compared to the prior year period.  This increase is comprised of a $444,000 increase in gross profit for the blood services business segment, and a $191,000 increase in gross profit for the therapeutic services business segment.

General and administrative expenses decreased by $136,000 to $1,130,000 in the three months ended September 30, 2011 compared with $1,266,000 in the three months ended September 30, 2010.

The Company reported a loss of $578,000 from continuing operations in the third quarter of 2011, compared to a loss of $1,279,000 for the same period of 2010.

Discontinued operations generated net income of $1,090,000 in the third quarter of 2011, including the gain on the sale of the red blood cell collection business, compared to income of $653,000 in the third quarter of 2010.

The Company recorded no tax provision for the third quarter of 2011 and a $70,000 benefit in the third quarter of 2010.

The Company generated net income of $512,000 for the third quarter of 2011, compared to a net loss of $626,000 for the third quarter of 2010.

Blood Services

For the blood services segment, the following table summarizes the revenue and gross profit for the three months ended September 30, 2011 and 2010:

Blood Services
For the Three Months Ended September 30,
	2011	2010	Variance $	Variance %
Revenues . . . . . . . .	$1,561,000	$1,812,000	$(251,000)	-14%
Gross Profit . . . . . .	$(217,000)	$(661,000)	$444,000	67%
Gross Profit % . . . .	-14%	-36%

This business segment, shown here net of discontinued operations, includes platelet collections and sales as well as cellular therapy and research related sales.  Included in the operating costs of this segment is the cost of training nurses for expansion sites during the third quarter of 2011 of $269,000.

Platelet unit sales increased by 15% in the third quarter of 2011 as compared to the third quarter of 2010.  The increase is the result of ramping up operations to meet our obligations under the exclusive supply agreement we entered into with the American Red Cross in July 2011.  Although volume increased, revenue decreased by 14% in the third quarter 2011 as compared to the prior year period.  The negotiated sales price with the American Red Cross is lower than the average sales price we charged to hospitals prior to the July 11, 2011 asset sale.  Although the revenue is lower, the gross profit percentage on platelets has not decreased since we no longer incur the cost of expired products, distribution and shipping.

Included in this segment is the research products/cellular therapy business, which increased in revenue by 58% during the third quarter of 2011 as compared to the prior year period.  Revenue was $303,000 in the third quarter of 2011 compared with $192,000 in the third quarter of 2010. We have been focused on growing this part of our business and continue to sign new agreements with biotech and research organizations. The revenue from this business is typically higher margin revenue, and we anticipate that these specialized collections will generate high margin revenue through the support of advanced therapies and research activities.  Management is developing relationships with biotech companies and research organizations, both nationally and globally, to position the Company to become the supplier of choice for these customers based on our reputation for compassionate patient care and excellent service.

Gross profit for the blood services business segment is negative for both the third quarter of 2011 and the third quarter of 2010.  While we sold our whole blood business in July 2011, we have maintained a substantial portion of our overhead to service our platelet business with the American Red Cross and to meet the projected growth in our research products and cellular therapy business.   Management plans to increase our platelet production as well as market our strong reputation in apheresis collections to grow revenue while keeping our infrastructure intact. We anticipate an improvement in gross profit for our blood services segment early in 2012.

Therapeutic Services

For the therapeutic services business segment, the following table summarizes the revenue and gross profit for the three months ended September 30, 2011 and 2010:

Therapeutic Services
For the Three Months Ended September 30,
	2011	2010	Variance $	Variance %
Revenue... . . . . . . .	$2,404,000	$2,089,000	$315,000	15%
Gross Profit . . . . . .	$769,000	$578,000	$191,000	33%
Gross Profit % . . . .	32%	28%

The therapeutic services business segment has continued to experience considerable growth in 2011.  During the third quarter of 2011, the volume of therapeutic procedures increased by 23% and revenue by 14% in Southern California as compared to the same quarter last year.  In the Mid-Atlantic region, in the 2011 third quarter the number of procedures increased by 11% and revenue by 21% as compared to the 2010 third quarter.

The gross profit percentage during the third quarter of 2011 for this segment was 32% compared to 28% for the third quarter of 2010. This increase in gross profit, coupled with increased volume indicates that the Company has been able to effectively keep costs down while increasing revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 and 2010 are summarized on the following table:

General and Administrative Expenses
For the Three Months Ended September 30,

2011	2010	Variance $	Variance %
$1,130,000	$1,266,000	$(136,000)	-11%

During the third quarter of 2011, general and administrative expenses decreased in almost every area as compared to the third quarter of 2010.  General and administrative expense reductions remain an ongoing focus.  As compared to the 2010 third quarter, insurance expense decreased by $55,000 as a result of lower premiums following the sale of assets to The American Red Cross, tools and supplies expenses decreased by $13,000, and office salaries were $12,000 lower.

For the third quarter of 2011, general and administrative expenses represented 28% of continuing operations revenue, compared to 32% of continuing operations revenue for the third quarter of 2010.

Gain on Sale of Assets

The asset sale on July 11, 2011 to the American Red Cross resulted in a gain of $2,802,000. Most of the assets sold were fully depreciated.

Income Taxes

The Company recorded no provision for income taxes for the three month period ended September 30, 2011 compared to a $70,000 benefit in the same period of 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Overview

The Company’s continuing operations generated $12,111,000 in revenue in the first nine months of 2011, compared to $11,460,000 in the same period of 2010, representing an increase of $651,000, or 6%.  Blood services revenue decreased $359,000, or 6%, while therapeutic services revenue increased $1,010,000, or 17%.

Gross profit from continuing operations in the first nine months of 2011 increased $337,000 or 23%, to $1,833,000 compared to $1,496,000 for the same period of 2010.  This decrease is comprised of a $284,000 decrease in gross profit for the blood services business segment, offset by a $621,000 increase in gross profit for the therapeutic services business segment.

General and administrative expenses decreased by $287,000 to $3,520,000 in the nine months ended September 30, 2011 compared with $3,807,000 in the nine months ended September 30, 2010.

An insurance settlement for damaged equipment that had been fully depreciated, net of an immaterial loss from the sale of an asset, resulted in a gain on asset disposal of $192,000 during the first nine months of 2011.

The Company recorded a $10,000 tax provision for the first nine months of 2011 compared with a $60,000 tax benefit for the same period of 2010.

The Company reported a loss of $1,687,000 from continuing operations before the gain on asset sales and insurance settlement for the nine months ended September 30, 2011, compared to a loss of $2,311,000 for the same period of 2010.

Discontinued operations generated net income of $1,375,000 during the first nine months of 2011, which included the gain on the sale of the red blood cell collection business, compared to net income of $1,645,000 for the first nine months of 2010.

The company generated a net loss of $130,000 for the first nine months of 2011, compared to a net loss of $606,000 for the first nine months of 2010.

Blood Services

For the blood services segment, the following table summarizes the revenue and gross profit for the nine months ended September 30, 2011 and 2010:

Blood Services
For the Nine Months Ended September 30,
	2011	2010	Variance $	Variance %
Revenues . . . . . . . .	$5,289,000	$5,648,000	$(359,000)	-6%
Gross Profit . . . . . .	$(349,000)	$(65,000)	$(284,000)	-437%
Gross Profit % . . . .	-7%	-1%

This business segment, shown here net of discontinued operations, includes platelet collections and sales as well as cellular therapy and research related sales.  Included in the operating costs of this segment is the cost of training nurses for expansion sites as well as travel and labor costs to set up the new sites.  During the first nine months of 2011, the cost of the nurses related to the expansion sites was $513,000.

Included in this segment is the research products/cellular therapy business which increased in revenue by 140% during the first nine months of 2011 as compared to the same period in 2010.  Revenue for the research products/cellular therapy business was $1,345,000 in the first nine months of 2011 compared with $546,000 in the first nine months of 2010.

Platelet sales decreased by 36% in the first nine months of 2011 as compared to the first nine months of 2010, as the weaknesses in the economy severely impacted the blood banking business.  Price continued to be a major concern to hospitals, causing extreme competition in the marketplace.  These pricing pressures have been mitigated by our exclusive supply agreement with the American Red Cross, which provides for the sale of platelets to the American Red Cross at a fixed price per unit during the first two years of the agreement, and at a price equal to a percentage of the American Red Cross’ National Average Selling Price of platelets over the immediately preceding calendar year for the remainder of the term.

Gross profit for this business segment was negative for both the 2011 and 2010 periods.  The Company has retained the overhead and infrastructure necessary to service growth in its research products/cellular therapy business, and will continue to operate with negative gross profit until revenues in this business increase to offset these expenses.  Management continues to develop and nurture relationships with biotech and research organizations, and is positioning the Company as the supplier of choice to these organizations.  The Company anticipates that specialized collections for these organizations ultimately will generate high margin revenue.

Therapeutic Services

For the therapeutic services segment, the following table summarizes the revenue and gross profit for the nine months ended September 30, 2011 and 2010:

Therapeutic Services
For the Nine Months Ended September 30,
	2011	2010	Variance $	Variance %
Revenue... . . . . . . .	$6,822,000	$5,812,000	$1,010,000	17%
Gross Profit . . . . . .	$2,182,000	$1,561,000	$621,000	40%
Gross Profit % . . . .	32%	27%

Our therapeutic services operations have continued to grow significantly.  The volume of procedures performed increased by 40% in California and 2% in the Mid-Atlantic region in the nine months ended September 30, 2011 versus the same period of 2010.
Revenue increased in California by 30% while revenue in the Mid-Atlantic region increased by 4% in the nine months ended September 30, 2011 versus the same period of 2010.

The 40% increase in gross profit highlights the fact that the Company has been able to effectively keep costs down while increasing volume.  The gross profit percentage during the first nine months of 2011 for this segment was 32% compared to 27% for the same period in 2010, further demonstrating that the Company has been able to leverage expenses while growing volume.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 and 2010 are summarized on the following table:

General and Administrative Expenses
For the Nine Months Ended September 30,

2011	2010	Variance $	Variance %
$ 3,520,000	$3,807,000	$(287,000)	-8%

During the first nine months of 2011, general and administrative expenses decreased as compared to the same period of 2010.    During the first nine months of 2011 as compared to the first nine months of 2010, officer salaries decreased by $137,000 as a result of having paid severance to former officers in 2010 with no corresponding amount in 2011; insurance expense decreased by $94,000 as a result of lower premiums after the sale of assets to The American Red Cross; investor relations costs were reduced by $23,000; stock based compensation decreased by $49,000; and there has been no accrual for a 401(k) matching contribution in 2011 as compared to an accrual of $65,000 in the 2010 period.

For the first nine months of 2011, general and administrative expenses represented 29% of total revenue compared to 33% of revenue for the same period of 2010.

Gain on Sale of Assets and Asset Disposal

The asset sale on July 11, 2011 to the American Red Cross resulted in a gain of $2,802,000. Most of the assets sold were fully depreciated.

An insurance settlement for damaged equipment that had been fully depreciated, net of an immaterial loss from the sale of an asset, resulted in a gain on asset disposal of $192,000 during the first nine months of 2011.  There was no corresponding item for the same period in 2010.

Income Taxes

The Company recorded a $10,000 provision for income taxes for estimated alternative minimum tax for the first nine months of 2011 and a $60,000 tax benefit for the same period in 2010.

Discontinued Operations

On July 11, 2011, the Company completed the sale of its red blood cell collection operation assets in California and Maine to The American National Red Cross.  See Note 3 of Notes to Consolidated Financial Statements.  As a result, the financial results for this operation have been reported as discontinued operations as of September 30, 2011 and 2010, and the assets and liabilities as held for sale in the consolidated financial statements as of September 30, 2010.

Income from discontinued operations for the three months ended September 30, 2011 was $1,090,000  compared with income from discontinued operations of $653,000 for the three months ended September 30, 2010.  Income from discontinued operations for the nine months ended September 30, 2011 was $1,375,000 compared with income from discontinued operations of $1,645,000 for the nine months ended September 30, 2010.The income from discontinued operations was due to the gain on the sale of the assets to The American National Red Cross.

In addition, on December 4, 2007, the Company’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”) executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee continues to fulfill his obligations under the Assignment, but has not concluded his efforts to liquidate all of the assets or complete a final distribution of all proceeds to HemaBio’s creditors. The Company recorded a $12,000 and a $37,000 loss in discontinued operations for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 representing interest expense in both periods.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Critical Accounting Policies and Estimates

Use of Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to valuation reserves and income taxes. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of September 30, 2011, the Company’s cash and cash equivalents for continuing operations was $2,680,000, and the Company’s working capital was $4,578,000.

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

The Company had no outstanding borrowings under the Wells Agreement as of September 30, 2011, except for a letter of credit issued by Wells Fargo as security for lease obligations associated with the Company’s Van Nuys facility.  The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.  At September 30, 2011, the letter of credit was for $660,000. No amounts have been drawn against the letter of credit.

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

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$4,443,000	$752,000	$1,566,000	$1,489,000	$636,000
Capital lease	$81,000	$16,000	$43,000	$22,000	$-
Notes Payable	500,000	500,000	-	-	-

Totals	$5,024,000	$1,268,000	$1,609,000	$1,511,000	$636,000

For the nine months ended September 30, 2011, net cash used in operating activities was $633,000 compared to net cash used in operating activities of $52,000 for the nine months ended September 30, 2010. The increase of $581,000 in cash used between the two periods was due in part to a $400,000 decrease in accounts payable, accrued payroll and deferred rent in the first nine months of 2011 compared with an increase in this category of $567,000 during the same period in 2010.  This is offset by a $561,000 decrease in accounts receivable during the current period compared to a $957,000 decrease in the same period in 2010 and a $209,000 increase in other receivables in the first nine months of 2011 compared with an increase of $29,000 during the first nine months in 2010. HemaCare’s days sales outstanding stood at 47 on September 30, 2011 and 37 on December 31, 2010.  This increase is due to the change in the mix of customers due to the asset sale to the American Red Cross.

For the nine months ended September 30, 2011, net cash used in investing activities was $96,000 compared to net cash used of $124,000 for the same period in 2010.  This decrease in cash used of $28,000 was primarily made up of purchases of plant and equipment of $319,000 in the nine months ended September 30, 2011 compared with $338,000 in the same period of 2010.  In 2011, equipment was purchased to replace equipment that was damaged and taken out of service

For the nine months ended September 30, 2011, net cash provided by financing activities was $161,000 compared with net cash used in financing activities of $192,000 for the nine months ended September 30, 2010. Sales to officers and directors of stock from the employee stock purchase plan accounted for $173,000 of the cash provided in 2011, which was partially offset by payments the Company made on its capital equipment lease totaling $12,000 in 2011.  The Company repurchased stock in the amount of $281,000 during the first nine months of 2010, which use of cash was partially offset by $83,000 in proceeds the Company received from purchases made under the Employee Stock Purchase Plan in 2010.

For discontinued operations, net cash provided by discontinued operations was $1,670,000 in the first nine months of 2011, compared with cash provided of $1,507,000 in the first nine months of 2010 primarily due to the inclusion of the asset sale in discontinued operations in 2011

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2011, the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to such risk factors during the three and nine months ended September 30, 2011.

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

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
10.1*	Amended and Restated 2004 Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on September 14, 2011.
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans and arrangements.

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

Date:	November 14, 2011	Hemacare Corporation
(Registrant)
		By:	/s/ Peter van der Wal
Peter van der Wal, Chief Executive Officer
		By:	/s/ Lisa Bacerra
Lisa Bacerra, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the year ended December 31, 2002.
3.2	Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed on March 28, 2007.
4.1	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation dated March 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K of the Registrant dated March 5, 1998.
4.1.1
Amendment and Extension of Rights Agreement dated as of March 3, 1998, between HemaCare Corporation and Computershare Trust Company, N.A., incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2008.

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.
10.1*	Amended and Restated 2004 Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on September 14, 2011.
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. 1350 and Rule 13a-14(b) Under the Securities Exchange Act of 1934.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans and arrangements.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.