Form 10-K
period 2011-12-31
HEMACARE CORP /CA/
filed 2012-04-05
CIK 801748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES    ☒ NO

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the last sale price of the common stock as reported by the OTC Bulletin Board), was approximately $3,165,000.

As of March 20, 2012, 10,331,519 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None
RDGPreambleEnd

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

Item 1.                   Business

General

HemaCare Corporation (“HemaCare” or the “Company”) operates in two primary business segments – the blood products segment and the therapeutic services segment.  The blood products segment includes the sale of apheresis platelets on an exclusive basis to The American National Red Cross (“ARC”), and sales of other blood products to research, cellular therapy and other health and biotech related organizations.  Prior to the sale of our red blood cell collection business to ARC in July 2011, the Company also sold blood products to hospitals, operated and managed donor centers and mobile donor vehicles to collect blood products from volunteer donors, and purchased blood products from other suppliers for resale to customers.  Revenues from the sale of apheresis platelets to ARC and revenues from research projects and cellular therapy collections are included in the blood products segment.

Additionally, the Company operates a therapeutic services segment, wherein the Company performs therapeutic apheresis procedures, stem cell collection, and other blood treatments on patients with a variety of disorders.  Therapeutic services are usually provided under contract with hospitals as an outside purchased service.

The Company’s revenues by business segment are as follows:

Revenues ($ in thousands)	Year Ended December 31,
	2011		2010
Continuing Operations
Blood products	$7,176	44%	$7,525	49%
Therapeutic services	9,069	56%	7,711	51%
Total revenues	$16,245	100%	$15,236	100%

Additionally, in fiscal years 2011 and 2010 there were $6,152,000 and $15,017,000 respectively, of revenues from our red blood cell collection business that was sold to ARC in July 2011.

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

Blood Products

HemaCare leverages its expertise in automated cell collection (apheresis) and processing of blood products to provide specialty collection services to organizations conducting cell therapy research and clinical trials.

The blood products segment includes the sale of apheresis platelets on an exclusive basis to the ARC, and sales of other blood products to research, cellular therapy and other health and biotech related organizations. Until July 11, 2011, this business segment collected, processed and distributed blood products utilized by health research related organizations and cellular therapy companies, as well as for transfusion in hospital settings.

The Company operates one platelet and two research product donor centers in California, where donor collections are performed utilizing a cell separator.  This process, known as apheresis, allows for the collection of only selected components of a donor’s blood, returning the other components to the donor’s bloodstream.  Apheresis platelet collection is more complex and expensive than whole blood collection. Apheresis equipment is costly and requires longer donation times, which result in higher labor costs. Recruiting donors for apheresis platelet donations is considerably more difficult than recruiting whole blood donors because of the complexity of the donation process and longer donation times.

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

HemaCare also specializes in the customized collection of human-derived biological products and services in accordance with organizations' research protocols.  HemaCare's FDA registered collection centers ensure an inventory of customized biological blood products from donor subjects for research activities.  Apheresis collection is our specialty and, building on over 30 years of experience, we have optimized cell collection by controlling and qualifying our apheresis procedures and collection sites, bringing a higher degree of reproducibility to research projects and manufacturing efforts based on current Good Manufacturing Practices (“cGMP”) and current Good Tissue Practices (“cGTP”) principles.  Our products are collected in accordance with cGMP and cGTP requirements in our FDA-registered collection centers in accordance with customer specific protocols.  Our extensive portfolio of support services span non-clinical studies, clinical trials, and commercial product manufacturing, providing consulting services and providing complementary resources and expertise to enhance our customer’s studies.

Blood products revenue depends on a number of factors, including the success of the Company’s research and cellular therapy marketing, and the success of the Company’s healthy donor recruitment efforts.

HemaCare also provides responsive and cost-effective services to organizations requiring cGMP/cGTP compliant cell therapy manufacturing and testing with a fully integrated support infrastructure capable of initiating and managing preclinical research, Phase I through Phase III clinical trials, and commercial cell therapy applications.

We apply our apheresis expertise towards the development and qualification of novel cell and gene therapies, assays, and medical devices.  We specialize in collecting primary hematopoietic and immune cells from peripheral blood with high-yield cell counts and cell viability.

Therapeutic Services

Therapeutic apheresis (“TA”) is a technique for removing components from a patient's blood and is used in the treatment of autoimmune diseases and other disorders.  TA removes selected, abnormal components or cells from the circulation while returning all others.  The patient's blood is withdrawn from a vein and into a blood cell separator.  The blood cell separator then separates the blood into its main components; plasma, platelets, white blood cells, and red blood cells.  The component with the disease-causing substance is selectively removed and all other components are returned.  HemaCare has performed over 50,000 TA procedures.

TA services are generally provided upon the request of a hospital, which has received an order from a patient's physician. Therapeutic treatments are administered using mobile equipment operated at the patient's bedside, a hospital outpatient setting or in a physician’s office. The mobile therapeutic equipment includes a blood cell separator and the disposables needed to perform the procedure.  Treatments are primarily administered by trained nurse-specialists, under the supervision of a physician, and acting in accordance with documented operating procedures and quality assurance protocols based on guidelines developed by the American Association of Blood Banks, or AABB, and the Joint Commission, or JCAHO (formerly the Joint Commission on Accreditation of Healthcare Organizations).

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

Under the direction of our medical directors, our Quality Assurance Program is based upon guidelines developed by the American Society for Apheresis ("AFSA") and the AABB.  Compliance is assured with the broad-ranging clinical and technical standards, as defined by multiple agencies.

The Company has also increased efforts in building the research and cell therapy areas of the business.  In May 2010, HemaCare entered into an agreement with Dendreon Corporation (NASDAQ: DNDN) to provide cellular collection services in Los Angeles and Maine for their new autologous cellular immunotherapy, PROVENGE® (sipuleucel-T).  This personalized medicine for the treatment of prostate cancer is Dendreon’s lead product and is the first autologous cellular immunotherapy specifically designed to engage patients’ own immune systems to treat cancer.  The Maine facility was closed in July, 2011 resulting from the asset sale to the ARC. In February 2011, HemaCare and Dendreon amended their agreement to expand HemaCare’s footprint of collection services for Dendreon to additional cities during the second, third, and fourth quarters of 2011. HemaCare subsequently opened a site in San Francisco, California in June 2011 and in Memphis, Tennessee and Cincinnati, Ohio in the third quarter of 2011. In August, 2011, Dendreon withdrew its sales forecasts for the remainder of the year.  Because of the lower than expected volume of Dendreon patients at our facilities and because Dendreon changed its sales forecasts, management determined it would be prudent to close the San Francisco site in the third quarter and the Cincinnati site in the fourth quarter of 2011. The Memphis site was closed in January 2012.  We have, however, added an additional site in Los Angeles, at one of our former donor centers, and continue to provide cellular collection services for Dendreon in both our Van Nuys and Los Angeles, California locations. The current agreement with Dendreon provides for HemaCare to continue to provide services to Dendreon at these two California locations.

By continuing to develop relationships with biotech companies and research organizations, both nationally and globally, management is positioning the Company to better access global markets.  We are positioned to become the supplier of choice with these customers because of our excellence as a provider of these products and services.

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

Competition

The industries in which the Company operates have many competitors, from small limited service providers to large full service organizations.  There is competition for customers on the basis of many factors, including reputation for reliable customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service.  The Company believes it competes favorably in these areas.

The Company competes in the blood product marketplace through a strategy of offering research related apheresis products and services that meet the requirements of individual customers.  The Company consistently reevaluates and revises its offerings to respond to marketplace factors.  Some competitors have advantages over the Company as a result of established positions and relationships within the communities they serve.

Competition in the therapeutic services business is both national and regional, where we compete with community blood banks, dialysis companies that also provide therapeutic blood services, and a wide range of small blood services companies.  In addition, since some diseases treatable with therapeutic apheresis are also treatable by other medical therapies, the competition for the Company’s therapeutic blood services business includes companies that market or provide many of these competing medical therapies.  The Company believes that it competes in this market by offering customized quality performance, expertise and experience in specific areas, scope of service offerings, price, and customer service.  In addition, the Company educates the medical community on the benefits of therapeutic apheresis as a treatment solution for various diseases by offering speakers at meetings with the cooperation of hospital customers or at meetings of professional organizations, conducting therapy education and awareness where clinical information is provided.

Sales to Major Customers

The Company provides platelets to ARC exclusively, and provides other blood products and services to healthcare providers, hospitals, and cellular therapy and research related organizations, all of which are referred to as “customers” for purposes of identifying concentration risk.  During 2011 one customer represented approximately 12% of total revenue. The next two largest customers accounted for approximately 11% and 5% of total revenue, respectively.  The Company’s ten largest customers accounted for 52% of total revenue.

In connection with the sale of its red blood cell collection business to ARC in July 2011, the Company entered into a blood purchase agreement with ARC (the “Blood Purchase Agreement”), pursuant to which the Company sells to ARC on an exclusive basis, a minimum of 7,000 and a maximum of 12,000 units of ISBT labeled single donor platelets per year during the term of the agreement.  The platelets are sold to ARC at a fixed price per unit during the first two years of the agreement, and thereafter at a price equal to a percentage of ARC’s national average selling price of platelets over the immediately preceding calendar year.  The Blood Purchase Agreement has an initial term expiring on June 30, 2016, and will be extended automatically for additional renewal periods unless either party elects to terminate the agreement upon expiration of the then-current term.  The Company expects that in future years, ARC will account for a much larger percentage of the Company’s revenue than in 2011, which only included sales to ARC under the Blood Purchase Agreement during the second half of the year.

Suppliers

The Company maintains relationships with numerous suppliers who provide cell separator equipment, disposable supplies, replacement fluids, and testing services. Generally, the Company has no difficulty obtaining most of its equipment and supplies; however, if there were material adverse changes affecting the sources of its supplies, the Company's operations could be adversely affected.  In particular, in the event of a war or other international conflict or natural disaster, the availability of critical supplies could be negatively affected and the cost of procuring these supplies could increase.

During 2011, the Company received goods and services from two major vendors, the first of which is TerumoBCT (formerly CaridianBCT), which represented approximately 23.3% of the Company’s total operating costs from continuing operations. This vendor provided products that support the Company’s cell separation equipment used by both the blood products and therapeutic services segments.  The second largest vendor is Creative Testing Solutions, which represented approximately 10.4% of total operating costs from continuing operations. This vendor provided laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Government Regulation

Blood Products Operations

Blood product manufacturers and suppliers are subject to extensive regulation and guidelines of the Food and Drug Administration, or FDA, the AABB, and various state licensing authorities.  FDA regulations are comprehensive, complex and extend to virtually all aspects of the blood products industry, including recruiting and screening blood donors; processing, testing, labeling, storing and shipping blood products; recordkeeping; and communications with hospital customers and donors.  FDA regulations also extend to the manufacturers of critical supplies and equipment used in the blood product industry.

Organizations within the blood product industry are registered by the FDA to operate blood collection and/or blood processing facilities.  All of the Company’s facilities operate under FDA registrations.

The Company views product safety and compliance with governmental regulations as paramount concerns at all times.  The Company has developed extensive procedures and internal quality control programs to enhance compliance with all governmental regulations and industry standards.  Employees routinely participate in training classes that include testing and competency assessment to ensure that the employee performs according to standards.

HemaCare’s Regulatory Affairs and Quality Assurance Department conducts periodic audits to identify the level of compliance with regulatory requirements and also monitors and reports quality indicators to senior management and to the Board of Directors.

In 2011, the FDA conducted an audit of the Company’s Van Nuys, California facility. At the conclusion of the inspection, the FDA identified two issues, both of which are the subject of a corrective action plan accepted by the FDA, and there is no further regulatory action pending with FDA.  The Company believes it has adequately addressed the issues raised by the FDA, and believes that its operations are in compliance with current FDA regulations.

Periodically, the health departments of the states in which the Company operates conduct audits of the Company’s facilities and operations. These audits focus on compliance with specific state laws that cover HemaCare’s operations.  The most recent inspection, a California state inspection, occurred in November 2010 with no compliance issues documented.  The Company believes that it is in compliance with state regulations governing the Company’s operations.

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

Although therapeutic apheresis procedures are generally considered medical treatment, and not directly regulated by the FDA, there are a number of hospital accreditation agencies whose standards must be followed. The protocols used by HemaCare are based on the standards developed by the College of American Pathologists (“CAP”) and the JCAHO. As such, the Company is obligated to adhere to these guidelines in order for the hospital customers to maintain accreditations with these organizations.  HemaCare Therapeutic Services also performs autologous and allogeneic stem collections. These activities are regulated by the FDA and AABB and AFSA.  All HemaCare facilities are  registered with the FDA to perform these activities. In addition the California facility is accredited by the AABB for cellular therapy collections and follows the standards of the Foundation for Accreditation of Cellular Therapy (FACT) to support this accreditation for hospital customers.

In addition, the equipment and supplies used during the performance of therapeutic procedures are generally approved by the FDA for the specific treatment performed by the Company’s staff; however, physicians can request that the Company use its equipment and supplies to perform treatments not approved by the FDA, which is authorized as long as it is at the direction of the patient’s physician.

Other Matters

Federal and State regulations require that all donors and donations be tracked from donation though processing and storage to final disposition. Regulations also require that transfusing facilities, donors and patients receive information regarding donors who test positive for a variety of disease markers in years subsequent to original donation.  The Company believes it complies with these obligations.

State and federal laws set forth anti-kickback and self-referral prohibitions, and otherwise regulate financial and referral relationships between blood suppliers, hospitals, physicians and others in the industry.  The Company believes its present operations comply with all currently applicable regulations in this area.

New health care regulations are continuously under consideration by lawmakers at the federal level, and in many of the individual states in which the Company operates.  New regulations could have a direct impact on the Company and its operations.  The Company is not aware of any specific proposed regulation that would have a material adverse impact on the Company; however the Company is uncertain what changes may be made in the future regarding health care policies, especially those regarding hospital reimbursements, health insurance coverage, product testing, record keeping and managed care, that may materially impact the Company's operations.

Professional and Product Liability Insurance

The blood product and therapeutic services businesses are inherently subject to substantial potential liabilities for personal injury claims.  The Company maintains medical professional liability insurance in the amount of $4,000,000 for a single occurrence and $5,000,000 in the aggregate per year.  Based on the Company’s recent history of claims filed for personal injury and the related monetary damages paid, the Company believes it has adequate insurance; however, there can be no assurance that potential insurance claims will not exceed present coverage or that continued or additional insurance coverage would be available and affordable.  If such insurance were ineffective or inadequate for any reason, the Company could be exposed to significant liabilities.

Employees

As of March 19, 2012, the Company had 120 employees, including 35 part-time and temporary employees.  Most of the Company's professional and management personnel possess prior experience in hospitals, medical service companies or blood banks.  None of the Company's employees is represented by a labor union.  The Company considers its relations with its employees to be good.

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

Changes in demand for blood products for research and cellular therapy could affect profitability

The Company’s operations are structured to produce particular blood products based on customers’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on the Company’s profitability. Increasing demand could harm relationships with customers if the Company is unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. Decreases in demand may require the Company to make sizeable investments to restructure operations away from declining products to the production of new products. Lack of access to sufficient capital, or lack of adequate time to properly respond to such a change in demand, could result in declining revenue and profits, as customers transfer to other suppliers.

Costs increasing more rapidly than market prices could reduce profitability

The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit the Company’s ability to maintain existing operating margins. Some competitors have greater resources than the Company to sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices may reduce profitability and may have a material adverse impact on the Company’s business and results of operations.

Competition may cause a loss of customers and an inability to pass on increases in costs thereby impacting profitability

Competition in the blood products and therapeutic services industries is primarily based on fees charged to customers.   If the Company is unable to sell its products and services and competitive rates, it will lose market share to competitors who can offer the same products and services to customers at lower prices.  In addition, hospital consolidations and affiliations allow certain customers to negotiate as a group, exerting greater price pressure on the Company. These changes may have a negative impact on the Company’s future revenue, and may negatively impact future profitability.

Changing economic conditions could impact the ability of customers to pay the Company’s invoices

The Company’s Therapeutic Services customers are hospitals that depend on payments from private insurance companies and governments to fund operations, and to pay the Company’s invoices for products and services.  Deteriorating economic conditions can result in higher unemployment and a related loss of medical insurance coverage for hospital patients.  Reduced reimbursement for medical services can strain the financial health of the Company’s hospital customers, which could impact the ability of these customers to pay the Company’s invoices.  The Company does not have sufficient resources to sustain operations for an extended period of time if any significant customer, or several smaller customers, failed to pay the Company’s invoices as expected.

Declining platelet and research product donations could affect profitability

The Company’s platelets and research products business depends on the availability of appropriate donors.  Only a small percentage of the population donates platelets, and regulations intended to reduce the risk of introducing infectious diseases in the blood supply, result in a decreased pool of potential donors. If the level of donor participation declines, the Company may not be able to reduce costs sufficiently to maintain profitability. In addition, the donor population is aging, resulting in fewer donors as those donors develop health issues that make them ineligible.

Operations depend on services of qualified professionals and competition for their services is strong

The Company is highly dependent upon obtaining the services of qualified professionals. In particular, the Company’s operations depend on the services of registered nurses, particularly those specializing in therapeutic apheresis, medical technologists, phlebotomists, regulatory and quality assurance professionals, and others with knowledge of the industry. Nationwide, the demand for these professionals exceeds the supply and competition for their services is strong. The Company incurs significant costs to hire and retain staff. If the Company is unable to attract and retain a staff of qualified professionals, operations may be adversely affected which, in turn, may adversely impact profitability.  In California there is an additional state licensure requirement for some licensed staff, especially medical technologists. This additional requirement within the state of California further limits the pool of certain professional staff.

Industry regulations and standards could increase operating costs or result in closure of operations

The business of collecting, processing and distributing blood products is subject to extensive and complex regulation by the city, county, state and federal governments. The Company is required to obtain and maintain licenses in all jurisdictions in which it operates.  Periodically, the FDA conducts inspections of HemaCare’s facilities and operations and at the conclusion of each inspection, the FDA provides the Company with a list of observations of regulatory issues discovered during the inspection.  The FDA inspected the Company’s Van Nuys, California facility in 2011, and identified two issues, both of which are the subject of a corrective action plan accepted by the FDA, and there is no further regulatory action pending with FDA.  Future inspections, however, could result in additional regulatory action.  The Company will continue to focus on and monitor the issues raised by the FDA to ensure a favorable outcome in future inspections.

The Company believes that its response and on-going actions taken to address the FDA observations are sufficient and that it is in compliance with current FDA regulations; however, the Company cannot insure against future FDA actions, including possible sanctions or closure of selected Company operations.

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

Pandemic or epidemic outbreak of disease could significantly impact platelet and research donations and have a material adverse impact on profitability

If H1N1 flu, avian flu, syphilis, human T cell lymphphotropic virus types I and II, chagas or other disease, were to develop into a worldwide pandemic or epidemic in one or more regions in which the Company operates, the portion of the public that typically donates platelets to the Company may be unable, or unwilling to donate, thereby significantly reducing the availability of platelets and research products upon which the Company relies.  In addition, even if suspected diseases prove to be no more virulent than other more common disease, the heightened fear among the public resulting from widespread media coverage may result in a dramatic decline in donations.  Moreover, if a significant portion of the Company’s workforce becomes ill, is required to stay home to care for ill family members, or is required to stay home in connection with social distancing programs intended to minimize disease transmission, the Company’s operations could be significantly disrupted, which could have a material adverse impact on the Company’s profitability.

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

Decrease in reimbursement rates may affect profitability

Reimbursement rates for blood products and services provided to Medicaid, Medicare and commercial patients, impact the fees that the Company is able to negotiate with customers. In addition, to the degree that the Company’s hospital customers receive lower reimbursement for the goods and services provided by the Company, these customers may reduce their demand for these goods and services, and adversely affect the Company’s revenue.

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

We rely on our Blood Purchase Agreement with American National Red Cross to derive a significant portion of our revenues

The Company is party to a Blood Purchase Agreement with ARC, pursuant to which the Company sells to ARC on an exclusive basis, ISBT labeled single donor platelets.  The Blood Purchase Agreement has an initial term expiring on June 30, 2016.  The Company derives a significant portion of its revenues from sales to ARC under this agreement.  Any disruption in sales to ARC, due to the early termination of the Blood Purchase Agreement or otherwise, would have a material adverse effect on our financial condition and results of operations.

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

Potential adverse effect from changes in the healthcare industry, including consolidations, could affect access to customers

Competition to gain patients on the basis of price, quality and service is intensifying among healthcare providers who are under pressure to decrease the costs of healthcare delivery. There has been significant consolidation among healthcare providers seeking to enhance efficiencies, and this consolidation is expected to continue. As a result of these trends, the Company may be limited in its ability to increase prices for supplies in the future, even if costs increase. Further, customer attrition as a result of consolidation or closure of hospital facilities may adversely impact the Company.

Limited access to insurance could affect ability to defend against possible claims

The Company currently maintains insurance coverage consistent with the industry; however, if the Company experiences losses or the risks associated with the industry increase in the future, insurance may become more expensive or unavailable. The Company also cannot give assurance as the business expands, or as the Company introduces new products and services, that additional liability insurance on acceptable terms will be available, or that the existing insurance will provide adequate coverage against any and all potential claims. Also, the limitations on liability contained in various agreements and contracts may not be enforceable and may not otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceeds available insurance coverage, or changes in insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements, may materially and adversely impact the Company’s business.

Ability to attract, retain and motivate management and other skilled employees

The Company’s success depends significantly on the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, the blood products and therapeutic services industries. The Company does not have employment agreements with most key employees, nor maintain life insurance policies on them. The loss of key personnel, especially without advance notice, or the Company’s inability to hire or retain qualified personnel, particularly therapeutic apheresis registered nurses, could have a material adverse impact on revenue and on the Company’s ability to maintain a competitive advantage. The Company cannot guarantee that it can retain key management and skilled personnel, or that it will be able to attract, assimilate and retain other highly qualified personnel in the future.

Product safety and product liability could provide exposure to claims and litigation

Platelets and research products carry the risk of transmitting infectious diseases, including, but not limited to, hepatitis, HIV and Creutzfeldt-Jakob disease. HemaCare screens donors, uses highly qualified testing service providers, and conducts selective blood testing, to test blood products for known pathogens in accordance with industry standards, and complies with all applicable safety regulations. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely impact the Company’s financial condition.

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

Evaluation and consideration of strategic alternatives, and other significant projects, may distract management from reacting appropriately to business challenges and lead to reduced profitability

As a publicly traded Company, management must constantly evaluate and consider new strategic alternatives and other significant projects, in an attempt to maximize shareholder value. The Company does not possess a large management team that can both consider strategic alternatives and manage daily operations. Therefore, management distractions associated with the evaluation and consideration of strategic alternatives could prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. This may cause a material adverse impact on the future profitability of the Company.

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
•          ability to control costs; and
•          ability to attract qualified platelet and research product donors.

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

Ability to utilize net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated

As of December 31, 2011, the Company had net operating loss carryforwards (“NOL”) of approximately $7.5 million for federal income tax purposes that will begin to expire in 2012, and approximately $10.0 million for state income tax purposes that will begin to expire in 2017. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduces or eliminates future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future.  If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.  Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations.

Use and disclosure of patient or donor information is subject to privacy and security regulations, which may result in increased costs

While collecting platelets and research products from donors, or while performing therapeutic procedures for patients, the Company may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission and/or confidentiality of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”). The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically.  HIPAA applies to covered entities, which may include healthcare facilities and does include hospitals that will contract for the use of the Company’s services. The HIPAA rules require covered entities to bind contractors like the Company to comply with certain burdensome HIPAA rule requirements known as business associate requirements.  The Company may be required to make costly system purchases or system modifications, and make significant and burdensome changes to the Company’s policies and procedures in order to comply with the HIPAA rule requirements.  Inappropriate disclosure of protected information may result in significant liability to the Company and adversely affect the Company’s profitability.

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

Item 1B              Unresolved Staff Comments

None.

Item 2                   Properties

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, a blood component manufacturing lab and a blood products distribution operation as well as the now discontinued mobile blood operations. The Company occupied this facility in November 2006.  The monthly rent for this facility started at approximately $36,000 per month; however, the lease provides for an annual 3% rent escalation upon the annual anniversary of the beginning of the lease term and for increases in the cost of common area maintenance. The rent as of December 31, 2011 was $42,000 per month.  The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price.  On April 11, 2007, the Company entered into an amendment to add approximately 5,735 square feet to this lease intended to house a donor center and supply warehouse.  This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date.  The rent on this space was $15,400 as of December 31, 2011. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

The Company entered into a lease agreement on June 1, 2009 for a 1,625 square foot office space in White Plains, New York. This lease expires on May 14, 2014, and the current monthly rent is $3,000 with annual adjustments of 2%.

The Company leases a 1,500 square foot center on the campus of one of its client hospitals for a monthly amount of $3,700.  The lease expires June 30, 2012.  The Company performs research and cellular therapy related procedures at this location.

Although operations have been discontinued in Maine, the Company leases space formerly for offices, a laboratory, a manufacturing facility for blood components and a distribution center in a 3,600 square foot facility in Scarborough, Maine.  The monthly rent is approximately $4,500, and the lease term expires October 31, 2012. The full expense for the remainder of this lease was included in discontinued operations in July, 2011.

The Company also leases space formerly for a donor center in a 1,300 square foot facility in Scarborough, Maine.  The monthly rent is approximately $1,500 and the lease term expires October 21, 2012. The full expense for the remainder of this lease was included in discontinued operations in July, 2011

We believe that our facilities are suitable, in good condition, and adequate to meet our current and foreseeable needs.

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

Item 4                      Mine Safety Disclosures

Not applicable.

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

	2011		2010
Quarter ended	High	Low	High	Low
March 31,	$0.51	$0.27	$0.70	$0.50
June 30,	$0.50	$0.30	$0.70	$0.46
September 30,	$0.50	$0.22	$0.70	$0.40
December 31,	$0.39	$0.26	$0.67	$0.42

On March 20, 2012, the closing bid price of the Company’s common stock was $0.34.  Shareholders are urged to obtain current market quotations for the Company’s common stock.

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

On March 20,2012, the Company had approximately 249 shareholders of record of its common stock.

Item 6                   Selected Financial Data

Intentionally omitted.

Item 7                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Early in 2011, we continued to experience operating losses, as the weakness in the economy that severely impacted the blood banking business during 2010 continued into 2011.  As the national economy began to see a recovery in many areas, healthcare reform was signed into law placing additional pressure on hospitals and other health related facilities to cut their operating costs.  The blood products industry throughout the country was dealing with intensely competitive pricing pressures.

In July 2011, the Company and its wholly-owned subsidiary, Coral Blood Services, Inc., completed the sale of the Company’s red blood cell collection business in California and Maine to ARC.  Pursuant to an Asset Purchase Agreement we entered into on July 11, 2011, we sold to ARC assets consisting of automobiles and equipment, finished goods and work-in-process inventory of blood products, a trademark and books and records relating to blood drive sponsors and blood donors.

In consideration for the assets, the buyer agreed to pay to the Company an aggregate of $3,051,000.  Of the purchase price, $2,475,000 was paid on the closing date, $51,000 was paid on July 22, 2011, and $250,000 was to be paid in three equal monthly installments on the 30th, 60th and 90th days following the closing date, which amount was subsequently reduced to $200,000 in settlement of certain post-closing purchase price adjustments, all of which was paid as of October 31, 2011.  The remaining balance of $275,000 was paid into a one year escrow to satisfy the Company’s potential indemnification liabilities to the buyer. The gain on the sale was $2,802,000.

As a result of the asset sale, in the third quarter we reduced our work force by 93 employees in California and Maine, which resulted in a third quarter charge of $891,000 in employment related expenses which is classified in discontinued operations. Additionally, officer bonuses and related payroll taxes of $124,000 were paid in the third quarter as a result of the sale and classified in discontinued operations.

In connection with the sale of assets, on July 11, 2011 the Company entered into a blood purchase agreement with the ARC, pursuant to which the Company will sell to the ARC on an exclusive basis, a minimum of 7,000 and a maximum of 12,000 units of ISBT labeled single donor platelets per year during the term of the agreement.  The platelets are being sold to the ARC at a fixed price per unit during the first two years of the agreement, and at a price equal to a percentage of the ARC's National Average Selling Price of platelets over the immediately preceding calendar year for the remainder of the term.  The blood purchase agreement has an initial term expiring on September 30, 2016, and will be extended automatically for additional renewal periods unless either party elects to terminate the agreement upon expiration of the then-current term.

The Company is now focused expanding its footprint in the therapeutic apheresis business through physician and other health professionals’ education.

Results of Operations

The following table sets forth, for the periods indicated, statement of income data as a percentage of net revenue and the percentage dollar (decrease) increase of such data from period to period.

	Years Ended December 31,
	2011	2010
Continuing Operations

Revenue	100.0%	100.0%

Operating costs	85.5%	85.2%

Gross profit	14.5%	14.8%

General and administrative expenses	29.0%	32.0%

Loss from operations	(14.5%)	(17.3%)

Gain on insurance settlement	1.2%	0.0%

Loss before income taxes	(13.3%)	(17.3%)

Provision for (benefit of) income taxes	0.1%	(0.4%)

Loss from continuing operations	(13.3%)	(16.9%)

Discontinued Operations

Income from discontinued operations	8.4%	11.7%

Provision for income tax for discontinued operations	0.0%	0.0%

Income from discontinued operations	8.4%	11.7%

Net Loss	(5.0%)	(5.2%)

Year ended December 31, 2011 compared to the year ended December 31, 2010

Overview

The Company reported net loss of $805,000 in 2011, or ($.08) basic and diluted earnings per share, compared with a net loss of $796,000 in 2010, or ($0.08) basic and diluted loss per share.

In 2011, the net loss from continuing operations was $2,167,000, or ($0.22) basic and diluted loss per share, and the net income from discontinued operations was of $1,362,000, or $0.14 basic and $0.13 diluted earnings per share.

In 2010, the net loss from continuing operations was $2,572,000, or ($0.26) basic and diluted loss per share, and net income from discontinued operations was $1,776,000, or $0.18 basic and diluted earnings per share.

The Company continued to experience losses from continuing operations during 2011, after the sale of the Company’s red blood cell business, due to the necessity to maintain an overhead infrastructure, including facilities leases, to support the Company’s anticipated growth in its research, cellular therapy, and platelet businesses.

Discontinued operations consist of the sale of the assets of the red blood business to ARC in July, 2011. The Company instituted comprehensive expense reduction initiatives both in operating costs and in general and administrative costs throughout both 2011 and 2010.

 In 2011, the Company recorded a gain of $192,000 from insurance proceeds from four damaged, but fully depreciated, Spectra machines in New York. There was no corresponding item in 2010. The Company purchased four new Spectra machines in California where there was a greater need for them.

In 2011, the Company recorded a $10,000 provision for income tax whereas in 2010, the Company, recorded a tax benefit, related to a federal filing for a net operating loss carry back refund, of $60,000.

Blood Products

For this business segment, the following table summarizes the revenue and gross profit for 2011 and 2010:

Blood Products

	For the Years Ended December 31,
	2011	2010	Variance $	Variance %
Revenues	$7,176,000	$7,525,000	$(349,000)	-5%
Gross Profit	$(490,000)	$(3,000)	$(487,000)	-16233%
Gross Profit %	-7%	0%

Sales of products in continuing operations fell by 5% from the year ended December 31, 2010 to the year ended December 31, 2011, as changes in strategy resulting from the July 11, 2011 asset sale to the ARC did not take place until the second half of 2011, when growth of the platelet business became one of management’s main focuses. Platelet monthly volumes increased 25% from July 2011 to December 2011.

Research products revenue increased 97% in 2011 to $1,645,000 from $834,000 in 2010.  Most of this growth was related to PROVENGE® collections both in the Van Nuys donor room and the three expansion sites, which we opened to meet the projected needs of Dendreon and subsequently closed when Dendreon’s projections changed.

Management has increased sales and marketing efforts to bring in additional revenue from research related and biotech companies to address the shortfall in the revenue we projected from Dendreon business.

Therapeutic Services

For this business segment, the following table summarizes the revenue and gross profit for 2011 and 2010:

Therapeutic Services

	For the Years Ended December 31,
	2011	2010	Variance $	Variance %
Revenue... . . . . . . .	$9,069,000	$7,711,000	$1,358,000	18%
Gross Profit . . . . . .	$2,848,000	$2,252,000	$596,000	26%
Gross Profit % . . . .	31%	29%

The increase in revenue in therapeutic services in 2011 as compared to 2010 was due to an increase of over 40% in the number of procedures performed in the California region, though the mix of procedures changed and the prices declined amidst additional competition in the marketplace.  Also challenging was and continues to be the initiative by various hospitals and hospital groups to begin to perform therapeutic apheresis as an “in house” procedure, rather than continuing to outsource the procedure to third party providers like HemaCare.  As a result, the increased volume only resulting in an increase of 18% in revenue.  Increases in competition in the marketplace have resulted in additional pricing pressures.  Additionally, procedure volume in the Mid-Atlantic region dropped by 5%, also due to increased competition in the market.

The Company has addressed the challenges in this business segment with several initiatives, including increasing physician awareness of the benefits of therapeutic apheresis as a treatment through educational opportunities.  The Company has also expanded efforts with numerous marketing initiatives, which management believes will be paramount in continuing to build the therapeutic apheresis business.

General and Administrative Expenses

The following table summarizes general and administrative expenses for 2011 and 2010:

General and Administrative Expenses For the Years Ended December 31,
2011	2010	Variance $	Variance %
$4,707,000	$4,881,000	$(174,000)	-4%

The Company experienced significant changes in its expense structure during 2011 due to its sale of the blood products business to ARC in July 2011 and company-wide initiatives to reduce expenses.  General and administrative expenses were lower in 2011 than in 2010 by 4%, or $174,000.

General and administrative expense was lower due to savings of $100,000 in insurance costs, $58,000 in stock-based compensation costs and $65,000 in 401(k) matching contributions.  Officer salaries also decreased by $120,000 primarily due to the severance payout of approximately the same amount to the former Chief Executive and Chief Financial Officers in early 2010.

Offsetting these decreases was a $152,000 increase in the cost of outside services which include increased legal fees. In 2011, there was also an increase in the use of outside nurses for the former expansion sites as a result of the Company’s original projections based on the Dendreon’s earlier projections. Additionally, fees for medical directors for the states that housed the former expansion sites were included in 2011.

Income Taxes

In 2011, the Company recorded a $10,000 provision for income taxes in continuing operations and $0, provision for income taxes for discontinued operations. In 2010, the Company recorded a $60,000 benefit for income taxes, in continuing operations, related to a federal filing for a net operating loss carry back refund, and $0 provision for income taxes in discontinued operations.

Discontinued Operations

On July 11, 2011, the Company completed the sale of its red blood cell collection operation assets in California and Maine to ARC. The financial results related to the red blood cell collection operations are shown as discontinued operations on the statement of operations for the periods ended December 31, 2011 and 2010.

On November 5, 2007, the HemaCare Corporation’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), ceased operations.  On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who was responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee has fulfilled his obligations and the Assignment was closed by court order on January 9, 2012.  On December 31, 2011, the Company reported these assets as held for sale and the related liabilities in liabilities related to assets held for sale.

2011 and 2010 Quarterly Financial Data

The following table presents unaudited statement of income data for each of the eight quarters ended December 31, 2011. Management believes that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

UNAUDITED
(In Thousands, Except Share and Per Share Data)

	2010				2011
	Quarter Ended				Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Continuing Operations
Revenue	$3,681	$3,878	$3,901	$3,776	$3,908	$4,238	$3,965	$4,134
Gross profit (loss)	582	521	(83)	$1,229	698	583	552	$525
(Loss) income before income taxes	(955)	(610)	(1,349)	$282	(485)	(432)	(578)	$(662)
Income tax provision (benefit)	-	10	(70)	$-	10	-	-	$-

Net (loss) income from continuing operations	$(955)	$(620)	$(1,279)	$282	$(495)	$(432)	$(578)	$(662)

(Loss) earnings per share
Basic	$(0.10)	$(0.06)	$(0.13)	$0.03	$(0.05)	$(0.04)	$(0.06)	$(0.06)
Diluted	$(0.09)	$(0.06)	$(0.13)	$0.03	$(0.05)	$(0.04)	$(0.06)	$(0.06)

Discontinued Operations

Income (loss) from discontinued operations, net of tax	$752	$843	$653	$(472)	$105	$180	$1,090	$(13)

Loss per share
Basic	$0.07	$0.08	$0.06	$(0.05)	$0.01	$0.02	$0.11	$(0.00)
Diluted	$0.07	$0.08	$0.06	$(0.05)	$0.01	$0.02	$0.11	$(0.00)

Basic	10,049,539	10,049,148	10,063,610	9,968,000	9,712,948	9,712,948	9,819,982	10,331,519
Diluted	10,245,539	10,234,148	10,222,572	10,118,000	9,835,948	9,927,948	9,895,763	10,362,519

The Company’s quarterly revenue and operating results have fluctuated significantly in the past, and are likely to continue to do so in the future, due to a number of factors, many of which are not within the Company’s control.  If quarterly revenue or operating results fall below the expectations of investors, the price of the Company’s common stock could decline significantly.  Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for the Company’s products and services, and the ability to obtain the required resources to satisfy customer demand;
•	ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;
•	ability to manage inventories, accounts receivable and cash flows;
•	ability to control costs; and
•	ability to attract qualified platelet donors.

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

Revenue Recognition

The Company recognizes revenue upon shipment of its products to its customers; provided that the Company either has a contract with the customer, received a purchase order or the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred.  Revenue is recognized upon acceptance of the blood products or the performance of therapeutic services.  Occasionally the Company receives advance payment against future delivery of blood products or services.  Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet.

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

(d)           risk free interest rate; and

(e)           expected forfeitures, which are estimated based on historical forfeitures.

In the future, management may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on earnings.

During 2011, the Company used the 2006 Equity Incentive Plan (“2006 Plan”) to issue stock option grants totaling 440,000 shares of the Company’s Common Stock to directors and senior management, which the Company determined, utilizing the Black-Scholes valuation model, had a fair value of $110,000.  During 2010, the Company granted stock option totaling 290,000 shares of Common Stock to directors and senior management, which the Company determined, utilizing the Black-Scholes valuation model, had a fair value of $154,000.

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

Inventory and Supplies

Inventories consist of Company-manufactured platelets and other blood products, Supplies consist primarily of medical supplies used to collect and manufacture products and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management estimates the portion of inventory that might not have future value by analyzing the sales history for the twelve months prior to any balance sheet date. For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology.   Therefore, the Company periodically adjusts the inventory reserve based on recent sales and inventory data, which can cause the net value of inventory to fluctuate dramatically from period to period.

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

Based on management’s analysis of the Company’s recent performance, management determined that there was insufficient evidence of guaranteed future profitability to ensure that the Company would realize any benefit from the deferred tax assets.  Therefore, as of December 31, 2011, the Company continued to record a 100% valuation reserve against all of the deferred tax assets.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred.  As of December 31, 2011, the Company did not incur any interest or penalties related to uncertain tax positions.  The oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 2007.

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

For continuing operations, the Company, on December 31, 2011, had cash and cash equivalents of $2,266,000 and working capital of $3,563,000.

Management anticipates that cash on hand and cash generated by operations will be sufficient to provide funding for the Company’s needs during the next year, including working capital requirements, equipment purchases and operating lease commitments.

Credit Agreement

The Company and its subsidiary, Coral Blood Services, Inc., are party to a Credit Agreement with Wells Fargo Bank (“Wells Fargo”), dated December 9, 2009, as amended to date (the “Credit Agreement”), pursuant to which Wells Fargo has issued a letter of credit that the Company uses as security for lease obligations associated with its Van Nuys facility.  The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.  At December 31, 2011, the letter of credit was for $594,000 and at December 31, 2010, the letter of credit was for $660,000.  The Company has no other outstanding borrowings under the Credit Agreement, and is not eligible to borrower any additional amounts under the Credit Agreement.  The Credit Agreement expires on December 1, 2012.  As security for the letter of credit, the Company has pledged $594,000 in cash to Wells Fargo as of December 31, 2011.

Cash Flows

Net cash used in operating activities from continuing operations was $1,112,000 in 2011 compared with $109,000 in 2010, representing a $1,003,000 increase in cash used.  This was due in part to the decrease in accounts payable, accrued payroll, accrued expenses and deferred rent of $635,000 in 2011 compared with only a $27,000 decrease in this category in 2010. The large decrease in 2011 is primarily due to the overall decrease in purchases as a result of the discontinuation of the red blood business with the asset sale to the ARC. Additionally, 2011 cash flows from operating activities were affected by a decrease in accounts receivable in 2011 of $750,000, as compared to a decrease of $877,000 also due in part to the overall decrease in accounts receivable as a result of discontinuing the red blood business in July 2011 with the asset sale to the ARC.  The Company calculates day’s sales outstanding utilizing the average sales for the three months preceding the date of the calculation.  The Company’s days sales outstanding for continuing operations stood at 45 days at December 31, 2011 compared with 36 days as of December 31, 2010; the difference due to the changes in the business and the corresponding change in the customer type concentration.

Net cash used in investing activities from continuing operations was $130,000 compared with $234,000 in 2010.  Purchases of equipment of $353,000 were made in 2011 compared with only $240,000 in additions to fixed assets in 2010.

Net cash provided by financing activities from continuing operations in 2011 was $219,000 compared with cash used of $852,000 in 2010. Proceeds from the sale of common stock totaled $172,000 in 2011 compared with $83,000 in 2010. Additionally the Company made no repurchases of common stock in 2011 whereas the Company repurchased common stock in the amount of $281,000 in 2010.

Net cash provided by discontinued operations was $1,670,000 in 2011 compared with $1,821,000 in 2010. This is comprised of cash used in discontinued operating activities of $1,331,000, offset by the cash provided by the asset sale to the ARC of $3,001,000 in 2011, compared with cash provided by discontinued operating activities of $1,821,000 in 2010.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Item 7a                    Quantitative And Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 8                      Financial Statements and Supplementary Data

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Registered Public Accounting Firm appears on page F-2 and F-3, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear beginning on page F-4.

Item 9                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A                   Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B                      Other Information

None.

PART III

Item 10                      Directors, Executive Officers and corporate governance

The following table sets forth certain information concerning the directors and executive officers of the Company as of March 1, 2012.

Name	Age	Position

Steven B. Gerber, M.D. (1) (2)(3)	57	Chairman of the Board
Teresa S. Sligh, M.D. (3)	50	Director
Julian L. Steffenhagen (1)(2)	68	Director
Terry Van Der Tuuk (1) (2) (3)	71	Director
Peter C. van der Wal	55	President, Chief Executive Officer and Director
Lisa Bacerra	54	Chief Financial Officer
Anna Stock	56	Chief Operating Officer

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Corporate Governance and Nominating Committee

Directors

Steven B. Gerber, M.D. was elected Chairman of the Board in May 2009, and has been a director of the Company since October 2003.  A board-certified Internist and Cardiologist with subspecialty training in Nuclear Cardiology, Dr. Gerber earned his BA in Psychology at Brandeis University, his MD at Tufts University, and his MBA at UCLA.  Dr. Gerber is currently a board member and audit committee chair for privately-held iTherX Pharma, a member of the Board of Advisors at Tufts University School of Medicine, and a Medical Expert for the U.S. Social Security Administration.  From September 2003 through January 2007 Dr. Gerber served on the Board of Directors of Hypertension Diagnostics (HDII.OTCBB), and from January 2006 through February 2007 Dr. Gerber also served on the Board of Directors of Conor Medsystems (CONR.NASDAQ).  In October 2007, Dr. Gerber successfully completed the UCLA Directorship Training and Certification Program.  Dr. Gerber is Chairman of the Audit Committee and the Corporate Governance and Nominating Committee, and a member of the Compensation Committee.  Dr. Gerber, with experience as a practicing physician, health care industry analyst, board member and audit committee chairman, brings a combination of skills to our Board, providing insights into medical technology developments as well as extensive experience in finance and the oversight of the preparation of financial statements and accounting matters.

Julian L. Steffenhagen has been a director of the Company since December 1997.  From June 2007 to October 2008, he served as the Interim Chief Executive Officer of the Company, and served as Chairman of the Board from October 2002 to May 2009.  In 2007, Mr. Steffenhagen retired as Senior Vice President from Beckman Coulter, Inc., an international manufacturer of laboratory equipment and diagnostic reagents.  During a 27 year career with Beckman Coulter he held several management positions in operations and corporate functions.  He received Bachelor of Science and Master of Science degrees in Mechanical Engineering and a Master of Business Administration degree from the University of Michigan, and is a professional engineer.  In October 2002, Mr. Steffenhagen completed the National Association of Corporate Directors Director Professionalism course.  In May 2007, Mr. Steffenhagen successfully completed the UCLA Directorship Training and Certification program. Currently, he serves on the Executive and Technical Oversight Committees of the Coulter Translation Research Partnership at the University of Michigan.  He is a member of the Audit and Compensation committees.  Mr. Steffenhagen, with his 13 years of service to the company, has developed a deep institutional knowledge and perspective regarding our strengths, challenges and opportunities.  He also provides governance skills and experience gained through his service on the Executive and Technical Oversight Committee of the Coulter Translation Research Partnership at the University of Michigan.

Teresa S. Sligh, M.D. has been a director of the Company since May 2006.  Since 2003, Dr. Sligh has been the President and Medical Director of Translational Research Group, Inc., a clinical research consulting company, and from 2001 to 2003, served as the Chief Medical/Strategy Officer for Capital Technology Information Services, Inc., a clinical research information support company.  Dr. Sligh completed two years of post-graduate medical training in Internal Medicine at Presbyterian Hospital of Dallas, Texas, and earned her M.D. degree at Texas A&M College of Medicine.  She received her Bachelor of Science degree in Biochemistry from the University of New Mexico.  In May 2007, Dr. Sligh successfully completed the UCLA Directorship Training and Certification program.  Dr. Sligh is a member of the Corporate Governance and Nominating Committee.  Dr. Sligh, with experience in medical practice and management of a clinical research consulting company, provides us with insights into emerging medical technologies as well as potential threats to our business.

Terry Van Der Tuuk has been a director of the Company since May 2003.  Since 1994, Mr. Van Der Tuuk has held the position of Vice Chairman of Graphic Technology, a barcode label company, which was listed on the American Stock Exchange and sold to Nitto-Denko Corporation in 1989.  He is President of VanKan, Inc, a Kansas based venture capital firm which invests in privately held companies in the Midwest area.  Mr. Van Der Tuuk served on several educational boards, including The Wharton School, University of Pennsylvania, and currently serves on the boards of several privately held companies.  Mr. Van Der Tuuk received his Bachelor of Science degree from Michigan State University and his Master of Business Administration degree from The Wharton School, University of Pennsylvania.  In May 2007, Mr. Van Der Tuuk successfully completed the UCLA Directorship Training and Certification program.  Mr. Van Der Tuuk is chair of the Compensation Committee, and is also a member of the Audit and Corporate Governance and Nominating committees.  Mr. Van Der Tuuk brings entrepreneurial and marketing skills to our Board from his experience building and selling a successful technology company.  Additionally, his education and experience qualify him as an “audit committee financial expert” under SEC rules.

Peter van der Wal has been President and Chief Executive Officer and a director of the Company since February 27, 2010.  Mr. van der Wal also served as Chief Financial Officer of the company from February 2010 until August 2010.  From November 2009 until February 2010, Mr. van der Wal was HemaCare’s Vice President of Sales and Marketing.  From May 2008 to November 2009, Mr. van der Wal was President and Chief Executive Officer of Comprehensive Imaging Solutions. Previously Mr. van der Wal was President and Chief Executive Officer of van der Wal Properties, Inc. from 2001 to 2007, Vice President of Business Development for Phormax Corporation 2000 to 2001, and Senior Vice President, Marketing, Business Development for Comprehensive Medical Imaging, a division of Syncor International Corporation, from 1998 to 1999.  From 1989 to 1998 Mr. van der Wal held a succession of positions at Syncor International Corporation with increasing sales and operations management responsibilities including Director of Sales and General Manager. Mr. van der Wal received his Bachelor of Science degree in Biology and Marketing from the University of Maryland, and his Masters degree in Business Administration from George Mason University. In June 2010, Mr. van der Wal successfully completed the UCLA Directorship Training and Certification Program. Mr. van der Wal brings strong leadership, entrepreneurial, marketing and business development skills to the Board from his experience starting and managing businesses as well as his executive positions with several health care services companies.

Executive Officers

Lisa Bacerra was promoted to Chief Financial Officer of the Company in August 2010.  Ms. Bacerra had been Corporate Controller for HemaCare since May 2007. Ms. Bacerra is an experienced financial professional with more than 20 years of experience in accounting and finance management, primarily in the health care industry.  Prior to joining HemaCare, from 2001 through May 2007, Ms. Bacerra was Chief Financial Officer for Natren, Inc., a privately owned probiotic manufacturing company.  Ms. Bacerra also held senior management and management positions at Prudential Healthcare of California, General Office Environments, Inc., and Haagen Dazs Inc.  She received her Bachelor of Science degree from the University of Phoenix.

Anna Stock was promoted to Chief Operating Officer in August 2010.  Ms. Stock has held numerous senior management positions throughout the organization during her 25 year career at HemaCare, including, most recently, Vice President of Operations since March 2009.  In her new role, Ms. Stock is responsible for all operations in California, Maine and New York, and is responsible for the development and implementation of strategic plans for regional growth and company-wide expansion.

The Board of Directors and Committees of the Board

A majority of the Company’s Board of Directors is comprised of “independent” directors within the meaning of the applicable rules for companies traded on The Nasdaq Stock Market.  The Board of Directors has determined that each of Steven B. Gerber, M.D., Teresa S. Sligh, M.D., Julian L. Steffenhagen, and Terry Van Der Tuuk, are independent and were independent at all times during 2011 while serving on the Board.  Peter van der Wal does not qualify as independent because he is a HemaCare employee.

The Board of Directors has three standing committees.  Each member of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee is an “independent” director, and each member of the Audit Committee is also “independent” as that term is defined under the rules of the SEC.

Audit Committee

Steven B. Gerber, M.D. chairs the Audit Committee, and its other members are Julian L. Steffenhagen and Terry Van Der Tuuk.  The purposes of the Audit Committee are to assist the Board of Directors in fulfilling its oversight responsibilities regarding (i) the Company’s accounting and system of internal controls, (ii) the quality and integrity of the Company’s financial reports and (iii) the independence and performance of the Company’s outside auditors.  In 2001, the Audit Committee recommended, and the Board of Directors of the Company adopted, a written charter for the Audit Committee, which was revised in March 2004, and again in March 2007.  In March 2011, the Audit Committee reviewed and did not propose any changes to the charter for the Audit Committee.  The Board of Directors has determined that Terry Van Der Tuuk qualifies as an “audit committee financial expert” as defined under the rules of the SEC.

Compensation Committee

Terry Van Der Tuuk chairs the Compensation Committee and its other members are Steven B. Gerber, M.D. and Julian L. Steffenhagen.  The purposes of the Compensation Committee are to help to (i) review and approve corporate goals and objectives relevant to compensation of the executive officers, (ii) to evaluate the performance of the executive officers in light of those goals and objectives, (iii) to determine and approve the compensation level of the executive officers based on this evaluation, and (iv) to make recommendations to the Board of Directors with respect to incentive compensation plans and equity-based plans.  In March 2011, the Compensation Committee reviewed and did not propose any changes to the charter for the Compensation Committee previously adopted by the Board of Directors.

Corporate Governance and Nominating Committee

Steven B. Gerber, M.D. chairs this committee, and its other members are Terry Van Der Tuuk and Teresa S. Sligh, M. D.  The purposes of the Corporate Governance and Nominating Committee are to (i) ensure that the Board of Directors is appropriately constituted to meet its fiduciary obligations to shareholders and the Company, (ii) ensure that the Company has and follows appropriate governance standards, and (iii) consider and approve nominations for candidates for director, including determining the appropriate qualifications and experience required of such candidates, and related matters.  To carry out its purposes, the Committee (i) identifies individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board, (ii) recommends the director nominees to be selected by the Board of Directors for the next annual meeting of shareholders, (iii) develops and recommends to the Board of Directors corporate governance principles applicable to the Company, and (iv) oversees the evaluation of the Board of Directors and management.  The Committee reviews and reports to the Board of Directors on a periodic basis with regard to matters of corporate governance.  In March 2005, the Corporate Governance and Nominating Committee recommended, and the Board of Directors adopted, a revised charter for the committee. In March 2011, the Corporate Governance and Nominating Committee reviewed and did not propose any changes to the charter for the Corporate Governance and Nominating Committee.

Charters of the Committees

Each committee has recommended, and the Board of Directors has adopted, and may amend from time to time, written charters for the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee, copies of which are available on the Company’s website at www.hemacare.com.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to the Company’s other employees and directors generally.  A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Board Leadership Structure and Role in Risk Oversight

The Company separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the different responsibilities fulfilled by the Chief Executive Officer and the Chairman of the Board at HemaCare. The Chief Executive Officer is responsible for setting the strategic direction for the company and for the day-to-day leadership and performance of the company, while the Chairman of the Board provides guidance to the Chief Executive Officer and sets the agenda for, and presides over, meetings of the Board of Directors.

The Board is led by the Chairman, Steven Gerber, M.D., who became a director of the company in 2003. The benefits of Dr. Gerber’s leadership of the Board stem both from Dr. Gerber’s long-standing relationship and involvement with the Company, which provides a unique understanding of the Company’s culture and business, as well as his on-going role as the Board’s primary day-to-day contact with the Company’s senior management team, which ensures that a constant flow of Company-related information is available. This flow of communication enables Dr. Gerber to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings.

The Board of Directors plays an active role, as a whole and also at the committee level, in overseeing management of HemaCare’s risks and strategic direction. The Board regularly reviews information regarding HemaCare’s liquidity and operations, as well as the risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to HemaCare’s executive compensation plans and arrangements. The Audit Committee oversees the process by which HemaCare’s senior management and relevant employees assess and manage HemaCare’s exposure to, and management of, financial risks. HemaCare’s Corporate Governance and Nominating Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.

Communications with the Board of Directors

Shareholders may communicate with the chair of the Audit Committee, the Compensation Committee or the Corporate Governance and Nominating Committee, or with the independent directors, individually or as a group, by writing to any such person or group c/o the Secretary of the Company, at the Company’s office at 15350 Sherman Way, Suite 350, Van Nuys, California, 91406.

Communications are distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the Board of Directors has requested that certain items that are unrelated to the duties and responsibilities of the Board of Directors should be excluded, such as junk mail and mass mailings; product complaints; product inquiries; new product suggestions; resumes and other forms of job inquiries; surveys; and business solicitations or advertisements. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is excluded must be made available to any non-employee director upon request.

Communications that include information better addressed by the complaint hotline supervised by the Audit Committee and explained in detail in our Code of Ethics will be delivered to the hotline.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the SEC’s rules thereunder, require the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all reports they file.  The SEC has established specific due dates for these reports and requires the Company to report any failure by these persons to file or failure to file on a timely basis.  Based solely on a review of the copies of such reports received or written representations from the reporting persons, the Company believes that during the 2011 fiscal year the directors, executive officers and persons who own more than 10% of the Company’s Common Stock filed timely all reports required to be filed under Section 16(a) during the 2011 fiscal year.

Item 11              Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services to the Company in all capacities for each of the two fiscal years ended December 31, 2011 as to each person serving as Chief Executive Officer during 2011, and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the 2011 (referred to as Named Executive Officers).

Name and Principal Position	Year	Salary	Cash Bonus	Option Awards(1)	All Other Compensation(2)	Total
Peter C. van der Wal (3)	2011	$244,000	$50,000	$39,000	-	$333,000
President and Chief Executive Officer	2010	$205,000		$39,000	-	$244,000

Lisa Bacerra (4)	2011	$171,000	$35,000	$19,000	-	$225,000
Chief Financial Officer	2010	$162,000		$13,000	-	$175,000

Anna Stock (5)	2011	$189,000	$35,000	$19,000	-	$243,000
Chief Operating Officer	2010	$162,000		$13,000	-	$175,000

(1)
These amounts represent the grant date fair value of the stock and stock option awards determined in accordance with ASC Topic 718, Equity and Stock Based Compensation.  See Note 2 to the Company’s audited financial statements, included in this Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC Topic 718.

(2)
These amounts represent personal benefits in addition to salary and cash bonuses received by certain of the Company’s executive officers, including, but not limited to, automobile allowances, supplemental life insurance, and contributions under the HemaCare Corporation 401(k) Profit Sharing Plan.

(3)	Mr. van der Wal was appointed the Company’s President and Chief Executive Officer on February 27, 2010.

(4)	Ms. Bacerra was appointed the Company’s Chief Financial Officer on August 11, 2010.

(5)	Ms. Stock was appointed the Company’s Chief Operating Officer on August 11, 2010.

Narrative Disclosure to Summary Compensation Table

The Compensation Committee (the “Committee”) reviews and recommends to the Board of Directors the compensation and other terms and conditions of employment of the executive officers of the Company, as well as incentive plan guidelines for Company employees generally.  The Board of Directors has determined that each member of the Compensation Committee is “independent” as that term is defined under the rules of the Nasdaq Stock Market.

Compensation Philosophy

The policies underlying the Committee’s compensation decisions are designed to attract and retain the best-qualified management personnel available.  The Company routinely compensates its executive officers through salaries.  The Company, at its discretion, may, as it has in other years, reward executive officers through bonus programs based on profitability and other objectively measurable performance factors.  Additionally, the Company uses stock options to compensate its executives and other key employees to align the interests of the executive officers with the interests of the Company’s shareholders.

In establishing executive compensation, the Committee evaluates compensation paid to similar officers employed at other companies of similar size in the same industry and the individual performance of each officer as it impacts overall Company performance with particular focus on an individual’s contribution to the realization of operating profits and the achievement of strategic business goals.  The Committee further attempts to rationalize a particular executive’s compensation with that of other executive officers of the Company in an effort to distribute compensation fairly among the executive officers.  Although the components of executive compensation (salary, bonus and option grants) are reviewed separately, compensation decisions are made based on a review of total compensation.

Employment Agreements

Employment Agreement with Peter C. van der Wal

Pursuant to an Employment Agreement dated December 1, 2010 (the “van der Wal Agreement”), Peter C. van der Wal is employed as the Company’s President and Chief Executive Officer as of March 1, 2010.  Mr. van der Wal also was appointed Chief Financial Officer effective March 23, 2010, a position he held until August 11, 2010.  The van der Wal Agreement provides that effective April 1, 2010, Mr. van der Wal will receive an annual salary of $225,000 and a bonus of up to sixty-seven percent (67%) of his annual base salary for achieving specified goals determined by the Board of Directors, and based primarily on the financial performance of the Company relative to the 2010 budget.  Mr. van der Wal’s compensation package will be reviewed annually by the Compensation Committee.  Effective April 1, 2011, Mr. van der Wal’s annual salary was increased to $250,000. From November 2009 until April 1, 2010, Mr. van der Wal received an annual base salary of $150,000, and was eligible to receive a discretionary bonus of $100,000.  Additionally, Mr. van der Wal received a stock option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.29 per share, which option vests 25% annually on each anniversary of the grant date.

Employment Agreement with Lisa Bacerra

Pursuant to an employment agreement dated August 11, 2010 (the “Bacerra Agreement”), Ms. Bacerra is employed as our Chief Financial Officer.  The Bacerra Agreement provides that Ms. Bacerra will receive an annual salary of $160,000 and a bonus of up to forty percent (40%) of her annual base salary for achieving specified goals determined by the Board of Directors.  Ms. Bacerra’s compensation package will be reviewed annually by the Compensation Committee.  Effective April 1, 2011, Ms. Bacerra’s annual salary was increased to $175,000.  During 2009 and until August 2010, Ms. Bacerra received an annual base salary of $155,000, and was eligible to receive a discretionary bonus of 16% of her annual base salary. Additionally, Ms. Bacerra received a stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.29 per share, which option vests 25% annually on each anniversary of the grant date.

Employment Agreement with Anna Stock

Pursuant to an employment agreement dated August 11, 2010 (the “Stock Agreement”), Ms. Stock is employed as our Chief Operating Officer.  The Stock Agreement provides that Ms. Stock will receive an annual salary of $160,000 and a bonus of up to forty percent (40%) of her annual base salary for achieving specified goals determined by the Board of Directors.  Ms. Stock’s compensation package will be reviewed annually by the Compensation Committee.  Effective April 1, 2011, Ms. Stock’s annual salary was increased to $175,000.  During 2009 and until August 2010, Ms. Stock received an annual base salary of $160,000, and was eligible to receive a discretionary bonus of $125,000.  Additionally, Ms. Stock received a stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.29 per share, which option vests 25% annually on each anniversary of the grant date.

Employee Benefit Plans

HemaCare Corporation 401(k) Profit Sharing Plan

In 1990, the Company adopted the HemaCare Corporation 401(k) Profit Sharing Plan (the “Profit Sharing Plan”), which is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has amended the Profit Sharing Plan, from time to time, and last amended the plan in 2008.  To be eligible, an employee must have been employed by the Company for at least thirty days, and be at least 21 years old.  The Board of Directors can approve a partial match of the employee’s elective deferrals. The Board of Directors annually decides whether to match, and the amount of each match.  For 2011, the Company elected not to make a matching contribution into the Profit Sharing Plan.

Stock Option Plans

In 1996, the Board of Directors, with shareholder approval, adopted the Company’s 1996 Stock Incentive Plan (the “1996 Plan”).  The purposes of the 1996 Plan are to (i) enable the Company to attract, motivate and retain top-quality directors, officers, employees, consultants and advisors, (ii) provide substantial incentives for such persons to act in the best interests of the shareholders of the Company, and (iii) reward extraordinary effort by such persons on behalf of the Company.  The 1996 Plan provides for awards in the form of stock options, which may be either “incentive stock options” within the meaning of Section 422 of the Code, or non-qualified stock options, or restricted stock.  The 1996 Plan expired on July 14, 2006, and no additional shares are available to be issued under the 1996 Plan.  As of March 1, 2012, there were options outstanding under the 1996 Plan for 575,000 shares of Common Stock with exercise prices ranging from $0.46 to $2.52 and with expiration dates ranging from March 2012 to May 2016. As of March 1, 2012, 671,000 shares of Common Stock had been issued upon exercise of stock options granted under the 1996 Plan.

In May 2006, the shareholders adopted the 2006 Equity Incentive Plan (the “2006 Plan”).  The purpose of the 2006 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and, thereby, encourage recipients to act in the shareholders’ interest and share in the Company’s success.  The 2006 Plan provides for awards in the form of stock options, which may be either “incentive stock options” within the meaning of Section 422 of the Code, or non-qualified stock options, stock awards, stock appreciation rights, or cash incentive payments.  The total number of shares of Common Stock available for distribution under the 2006 Plan is 2,200,000.  As of March 1, 2012, there were options and stock grants outstanding under the 2006 Plan for 1,210,000 shares of Common Stock with exercise prices ranging from $0.22 to $2.71 and with expiration dates ranging from August 2017 to August 2021.

Employee Stock Purchase Plan

In March 2004, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”) pursuant to which directors and officers can purchase from the Company shares of the Company’s Common Stock.  Purchases under the ESPP may be made during each of the five business day periods (a “Purchase Period”) commencing on the thirteenth business day following the Company’s public announcement of its results of operations for the previous quarterly period.  The purchase price is equal to the average closing price of the Common Stock during the ten trading days immediately preceding the Purchase Period.  As originally adopted, the ESPP reserved 1,000,000 shares of Common Stock for sale under the ESPP.  On August 9, 2008, the Board of Directors amended the ESPP to increase the total number of shares of Common Stock reserved for sale under the ESPP to 2,000,000.  On August 19, 2011, the Board of Directors amended the ESPP to increase the total number of shares of Common Stock reserved for sale under the ESPP to 3,000,000. Since the inception of the plan, 2,199,480 shares of the Company’s Common Stock have been purchased by qualified directors and officers.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the Named Executive Officers as of December 31, 2011:

	Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
Name	Exercisable (#)	Unexercisable (#)
Peter C. van der Wal	30,000	45,000	(1)	0.58	12/8/19
	18,750	56,250	(2)	0.59	8/10/20
	-	150,000	(10)	0.29	3/8/21
Lisa Bacerra	8,000	2,000	(3)	1.95	8/8/17
	3,000	2,000	(4)	0.26	3/19/18
	4,000	6,000	(5)	0.45	7/31/19
	6,250	18,750	(6)	0.59	8/10/20
	-	75,000	(11))	0.29	3/8/21
Anna Stock	15,000	-		2.40	3/14/16
	3,000	2,000	(7)	0.26	3/19/18
	8,000	12,000	(8)	0.58	12/9/19
	6,250	18,750	(9)	0.59	8/10/20
	-	75,000	(12)	0.29	3/8/21

(1)	The options vest in five equal annual installments commencing December 9, 2010.
(2)	The options vest in four equal annual installments commencing August 10, 2011.
(3)	The options vest in five equal annual installments commencing August 8, 2008.
(4)	The options vest in five equal annual installments commencing March 19, 2009.
(5)	The options vest in five equal annual installments commencing July 31, 2010.
(6)	The options vest in four equal annual installments commencing August 11, 2011.
(7)	The options vest in five equal annual installments commencing March 19, 2009.
(8)	The options vest in five equal annual installments commencing December 9, 2010.
(9)	The options vest in four equal annual installments commencing August 11, 2011.
(10)	The options vest in four equal annual installments commencing March 9, 2012.
(11)	The options vest in four equal annual installments commencing March 9, 2012.
(12)	The options vest in four equal annual installments commencing March 9, 2012.

Potential Payments Upon Termination Or Change In Control

The following sets forth potential payments payable to the Named Executive Officers upon termination of their employment or a change in control of the Company.  The Named Executive Officers’ employment agreements do not provide for a payment to the executives in the event of termination of employment absent a change in control of the company.

Equity Compensation

The vesting of any options awarded to the Named Executive Officers and their ability to exercise them upon termination will be governed by the terms of the 1996 Plan and the 2006 Plan and their stock option agreements.  The 1996 Plan generally provides, that if the executive is terminated for any reason other than for cause, as determined by the Compensation Committee of the Board of Directors, death or “disability” (as defined), vested options will be exercisable until the earlier of (i) the expiration date of the option (generally ten years from date of grant), or (ii) for three months after the termination date of the executive, unless otherwise specified in the award agreement.  In the event the executive is terminated for cause, the Compensation Committee can choose to terminate any or all of any unexercised vested options.  The 2006 Plan generally provides, that if an employee is terminated for any reason other than for death or “disability” (as defined), vested options will be exercisable until the earlier of (i) the expiration date of the option (generally ten years from date of grant), or (ii) for three months after the termination date of the executive, unless otherwise specified in the award agreement.  Under the 2006 Plan, the Compensation Committee of the Board of Directors can establish specific terms and conditions associated with the exercise of options.  The plan agreements include requirements that in the event an employee is terminated for “cause” (as defined in the plan agreements), the unexercised vested options will terminate.

The 1996 Plan generally provides, that if the executive dies or is “disabled” (as defined), the option will be exercisable by the executive or the executive’s successor, as applicable, until the earlier of (i) the expiration date of the option (generally ten years from date of grant), or (ii) for six months after such death or “disability,” to the extent such option was vested on the date of death or disability, unless otherwise specified in the award agreement.  The 2006 Plan generally provides, that if the executive dies or is “disabled” (as defined), the option will be exercisable by the executive or the executive’s successor, as applicable, until the earlier of (i) the expiration date of the option (generally ten years from date of grant), or (ii) for 12 months after such death or “disability,” to the extent such option was vested on the date of death or disability, unless otherwise specified in the award agreement.  The Named Executive Officers are also entitled to receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate.

Payments Upon a Change in Control

Each of Mr. van der Wal’s, Ms. Bacerra’s and Ms. Stock’s employment agreement provides that upon the occurrence of a change of control, if such executive is employed with the Company on the date of such change of control, the executive shall be entitled to receive a lump sum payment  For Mr. van der Wal, the lump sum payment will be equal to 100% of the executive’s annual base salary and for Ms. Bacerra and Ms. Stock the payment will be equal to 50% of the executive’s annual base salary (which annual base salary in all cases shall be equal to the highest base salary rate the executive was paid by the Company within 12 months prior to the change of control).  If the Company terminates the executive’s employment with the Company prior to the date of the change of control, and if the executive can reasonably demonstrate that such termination (a) was at the request of a third party who has taken steps reasonably calculated to effect a change of control or (b) otherwise arose in connection with or anticipation of a change of control, then the executive shall be deemed to be employed by the Company as of the date of the change of control and entitled to the lump sum payment described above. Upon the occurrence of a change of control, all outstanding stock options previously granted to the executive (and not yet lapsed) shall be accelerated and become immediately exercisable for a period not exceeding the lesser of (y) 6 months after the executive’s employment is terminated incident to the change of control or (z) the expiration date of the original option term.

Each of Mr. van der Wal’s, Ms. Bacerra’s and Ms. Stock’s employment agreements provide that a “change of control” will mean the acquisition by any individual, entity or group (as defined in IRS regulations) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 80% of either (a) the outstanding shares of common stock of the Company, or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, the following acquisitions of stock shall not constitute a change of control: (y) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or (z) any transaction, the purpose of which is to change the Company’s state of incorporation.

In addition, neither Mr. van der Wal, Ms. Bacerra nor Ms. Stock shall be entitled to receive a payment as a result of a change of control if the change of control is a transaction with respect to the Company’s shares in which (a) the executive participates as a buyer, as part of a buying group or on behalf of the buyer or (b) the executive remains employed by the Company thereafter (even if the executive does not participate as a buyer, as part of a buying group or on behalf of the buyer).

Stock Option Plans

The 1996 Plan and the 2006 Plan provide for accelerated vesting of outstanding options in the event of a change of control.  Under the 2006 Plan, a change of control means:

•
any merger or consolidation in which the Company shall not be the surviving entity, or survives only as a subsidiary of another entity whose stockholders did not own all or substantially all of the common stock in substantially the same proportions as immediately prior to such transaction;

•	the sale of all or substantially all of the Company’s assets to any other person or entity, other than a wholly-owned subsidiary;

•	the acquisition of beneficial ownership of a controlling interest in the outstanding shares of common stock by any person or entity;

•	the dissolution or liquidation of the Company;

•
a contested election of directors, as a result of which or in connection with which the persons who were directors before such election or their nominees cease to constitute a majority of the Board; or

•	any other event specified by the Board, or a committee of the Board, regardless of whether at the time an award is granted or thereafter.

Non -solicitation provisions

All employees of the Company are required to agree and acknowledge that they may not solicit other employees of the Company for potential employment elsewhere.

Compensation of Directors

The following table sets forth the compensation paid to the Company’s non-employee directors for their service in 2011:

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Steven B. Gerber, M.D.	$50,000	$10,000	$60,000
Teresa S. Sligh, M.D.	$20,000	$6,000	$26,000
Julian L. Steffenhagen	$20,000	$6,000	$26,000
Terry Van Der Tuuk	$25,000	$6,000	$31,000

(1)
These amounts represent the grant date fair value of the stock option awards determined in accordance with Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 718, Equity and Stock Based Compensation.  See Note 2 to the Company’s audited financial statements for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC Topic 718.

Non-employee directors receive a quarterly cash retainer of $5,000, except that the chair of any committee of the Board of Directors receives a quarterly retainer of $6,250, and the Chairman of the Board receives a quarterly retainer of $12,500.

Each person initially elected or appointed as a non-employee director is granted a vested option to purchase 25,000 shares of the Company’s Common Stock at an exercise price equal to the closing price on the date of grant.  The initial option grant will be prorated based upon the quarters served during the first calendar year of service, if less than four quarters.  Following the initial grant, non-employee directors receive a stock option to purchase 25,000 shares of Common Stock for each year of service at an exercise price equal to the closing price on the date of grant.  The Chairman of the Board receives an annual stock option to purchase 40,000 shares of Common Stock.  These annual stock option awards vest in four equal increments at the end of each calendar quarter so long as the director continues to serve on the Board of Directors.

Each non-employee director is eligible to receive $1,500 per day for services performed outside of meetings in their capacity as a director, with the approval of the Board of Directors or the Compensation Committee of the Board of Directors.

Item 12                      Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2011 regarding equity compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,790,000	$0.86	657,165
Equity compensation plans not approved by security holders	-	-	-
Total	1,790,000	-	657,165

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company’s Common Stock as of the March 1, 2012 by (i) all persons known to the Company to own beneficially more than 5% of the outstanding Common Stock (other than depositories), (ii) each director of the Company, (iii) each Named Executive Officer (as defined herein), and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)(3)		Percentage Owned (3)

Steven B. Gerber, M.D.	1,440,000	(4)	13.94%
James G. Wolf	1,000,000	(5)	9.68%
Terry Van Der Tuuk	882,000	(7)	8.54%
John W. Egan	775,497	(6)	7.51%
Gil and Oly Avidar	706,901	(8)	6.84%
Boston Avenue Capital, LLC and Yorktown Avenue Capital, LLC	553,025	(9)	5.35%
Julian L. Steffenhagen	455,000	(10)	4.40%
Peter C. van der Wal	355,730	(12)	3.44%
Teresa S. Sligh, M.D.	150,000	(11)	1.45%
Anna Stock	67,350	(13)	*
Lisa Bacerra	46,000	(14)	*
All executive officers and directors as a group (7 persons)	3,396,080	(15)	32.87%

*	Less than 1%

(1)
The address for Mr. Wolf is 35 Orchard Lane, Rye, New York 10580.  The address for Mr. Egan is 4612 Pine Valley Drive, Frisco, Texas, 75034.   The address for Gil and Oly Avidar is 6500 Lyons Street, Morton Grove, Illinois.  The address for Boston Avenue Capital, LLC and Yorktown Avenue Capital, LLC is 15 East 5th Street, Tulsa, Oklahoma, 74013. The address for Mr. Steffenhagen, Mr. Van Der Tuuk, Mr. van der Wal, Ms. Bacerra, Ms. Stock, and Drs. Gerber and Sligh is 15350 Sherman Way, Suite 350, Van Nuys, California 91406.

(2)
Except as set forth below, the named shareholder has sole voting power and investment power with respect to the shares listed, subject to community property laws where applicable.  The Company is not aware if any of the shares in the table above have been pledged as security.

(3)
Based on 10,331,519 shares of Common Stock outstanding on March 1, 2012. Under Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares).  In addition, under Rule 13d-3(d)(1) of the Exchange Act, shares of Common Stock, which the person (or group) has the right to acquire within 60 days after March 1, 2012, are deemed to be outstanding in calculating the beneficial ownership and the percentage ownership of the person (or group), but are not deemed to be outstanding as to any other person or group. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 1, 2012.

(4)
Consists of 1,1500,000 shares held in a trust of which Dr. Gerber and Barbara Gerber are both trustees and share voting and investment power, and 290,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012.

(5)	According to a Schedule 13G/A filed with the Securities and Exchange Commission on April 2, 2010, Mr. Wolf has sole voting and investment power with respect to the shares listed.
(6)	According to a Schedule 13D/A filed with the Securities and Exchange Commission on March 19, 2004, Mr. Egan has sole voting and investment power with respect to the shares listed.
(7)
Consists of 682,000 shares of Common Stock held in a trust in which Mr. Van Der Tuuk and Diana Van Der Tuuk are both trustees and share voting and investment power, and 200,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012.

(8)
According to a Schedule 13G filed with the Securities and Exchange Commission on October 25, 2007, Gil and Oly Avidar have entered into a Joint Filing Agreement, and have shared voting and investment power with respect to the shares listed.

(9)
According to a Schedule 13D filed with the Securities and Exchange Commission on February 17, 2009, Boston Avenue Capital, LLC and Yorktown Avenue Capital, LLC, jointly acquired 553,025 shares of Common Stock.  Steven J. Heyman and James F. Adelson are both managers of Boston Avenue Capital, LLC and Yorktown Avenue Capital, LLC.

(10)	Consists of 65,000 shares of Common Stock and 390,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012.
(11)	Consists of 150,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012.
(12)
Consists of 269,480 shares of Common Stock held in the van der Wal Living Trust dated 2-1-2002 of which Mr. van der Wal and Leslie van der Wal are both trustees and shave voting and investment power, and 86,250 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012.

(13)	Consists of 20,530 shares of Common Stock and 47,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012
(14)	Consists of 5,000 shares of Common Stock and 41,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 1, 2012.
(15)	Includes 1,204,250 shares that directors and executive officers have the right to acquire within 60 days after March 1, 2012, upon exercise of stock options.

Item 13             Certain Relationships And Related Transactions, and director independence

Other than the employment arrangements described elsewhere in this proxy statement, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, nominee for director, executive officer, shareholder who beneficially owns 5% or more of the Company’s common stock or any member of their immediate family had or will have a direct or indirect material interest.

Item 14             Principal Accounting Fees and Services

The Board of Directors maintains an Audit Committee comprised of three of the Company’s directors.  Each member of the Audit Committee meets the independence requirements of the Nasdaq Stock Market and the SEC.  Management is responsible for the preparation of the Company’s financial statements and financial reporting process, including its system of internal controls.  In fulfilling its oversight responsibilities, the Audit Committee:

•
Reviewed and discussed with management the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2011including, but not limited to, explanations for significant trends and variations in accounts between years, critical accounting policies and areas of judgment, and all alternative treatments of financial information within generally accepted accounting principles; and

•	Obtained from management their representation that the Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The independent registered public accounting firm is responsible for performing an audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and expressing an opinion on whether the Company’s financial statements present fairly, in all material respects, the Company’s financial position and results of operations for the periods presented and conform with accounting principles generally accepted in the United States.

The Audit Committee is responsible for selecting and periodically evaluating the performance of the independent registered public accounting firm and, if necessary, recommending that the Board of Directors replace the independent registered public accounting firm.

In fulfilling its oversight responsibilities, the Audit Committee:

•	Discussed with the independent registered public accounting firm the matters required to be discussed by Statement of Auditing Standards No. 61, as amended (“Communication with Audit Committees”), and

•
Received and discussed with the independent registered public accounting firm the written disclosures and the letter from the independent registered public accounting firm regarding independence as required by the rules of the Public Company Accounting Oversight Board as currently in effect, and whether the rendering of any non-audit services provided by them to the Company during fiscal 2011 was compatible with their independence.

The Audit Committee operates under a written charter, which was adopted by the Board of Directors and is assessed annually for adequacy by the Audit Committee.  The Audit Committee held five meetings during fiscal 2011.  The Audit Committee evaluates its charter at least once each year and submits any recommended changes to the Board of Directors.  In March 2011, the Audit Committee reviewed the charter and did not propose any changes to the Board of Directors.

In performing its functions, the Audit Committee acts only in an oversight capacity.  It is not the responsibility of the Audit Committee to determine that the Company’s financial statements are complete and accurate, are presented in accordance with accounting principles generally accepted in the United States or present fairly the results of operations of the Company for the periods presented or that the Company maintains appropriate internal controls.  Nor is it the duty of the Audit Committee to determine that the audit of the Company’s financial statements has been carried out in accordance with standards of the Public Company Accounting Oversight Board (United States) or that the Company’s registered public accounting firm is independent.

Based upon the reviews and discussions described above, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the Board of Directors, and the Board of Directors has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the Securities and Exchange Commission.

Fees Paid to Auditors

Marcum, LLP audited the Company’s financial statements for the fiscal year 2010 and SingerLewak LLP audited the Company’s financial statements for fiscal 2011.  All professional services rendered by Marcum LLP and SingerLewak LLP during 2011 were furnished at customary rates and terms.

The Company paid the following fees to SingerLewak LLP for fiscal year 2011 and Marcum LLP for fiscal years 2011 and 2010:

	Year ended December 31,
	2011	2010
Audit Fees	$152,000	$115,000
Audit-Related Fees	32,000	9,000
Tax Fees	33,000	-
All Other Fees	13,000	-
Total	$230,000	$124,000

Audit Fees include fees for the audit examination of the Company’s annual financial reports as presented in Form 10-K, and fees for the review of the Company’s quarterly financial reports as presented in Form 10-Q.  Audit-Related Fees are assurance and related services (e.g., due diligence services) that more specifically include, among others, employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.  Tax Fees include fees to prepare the required Federal and the various state tax returns, in addition to preparing any extensions, quarterly estimates or other related services.  All Other Fees include any other fees not included in the other three categories, and generally include fees related to providing consents for the inclusion of previously audited financial statements in the Company’s various public filings and tax consultation services.

In 2011, SingerLewak LLP was the Company’s independent registered public accounting firm for the second quarter forward.  SingerLewak LLP also audits the Company’s 401(k) and prepares the Company’s tax returns.  In 2010 and through the first quarter of 2011, Marcum LLP was the Company’s independent registered public accounting firm, although they were not the 401(k) auditors nor the tax preparers during those periods.

The Audit Committee administers the Company’s engagement of its independent registered public accounting firm and pre-approves all audit and permissible non-audit services on a case-by-case basis.  In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of its independent registered public accounting firm, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services.  The Audit Committee has determined that performance by its independent registered public accounting firm of any non-audit services related to the fees on the table above did not affect their independence.  Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services.  The fees are budgeted, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise in which it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

2.1§
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

4.2	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.4 to Form S-8 of the Registrant dated July 10, 2006.

10.1*	Amended and Restated HemaCare Corporation 1996 Stock Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 99.6 to Form 8-K of the Registrant filed on January 8, 2009.

10.2*	Amended and Restated HemaCare Corporation 2006 Equity Incentive Plan, dated May 11, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on May 14, 2010.

10.3*	Amended and Restated 2004 Stock Purchase Plan of the Registrant, incorporated by reference to Exhibit 10.1 to Form S-8 of the Registrant filed on September 14, 2011.

10.4
Lease agreement between HemaCare Corporation, as tenant, and ECI Sherman Plaza LLC, as landlord for approximately 20,000 square feet located in Van Nuys, California, dated February 10, 2006, incorporated by reference to Exhibit 99.1 of Form 8-K of the Registrant filed on March 1, 2006.

10.5*	Employment Agreement, effective August 11, 2010, between the Registrant and Lisa Bacerra, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant filed on May 11, 2011.

10.6*	Employment Agreement, effective August 11, 2010, between the Registrant and Anna Stock, incorporated by reference to Exhibit 10.3 to Form 10-Q of the Registrant filed on May 11, 2011.

10.7
First Amendment to Lease between HemaCare Corporation as tenant and ECI Sherman Plaza, Inc. as landlord, dated August 17, 2006, incorporated by reference to Exhibit 10.35 to Form 10-K of the Registrant for the year ended December 31, 2007.

10.8
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

10.10
Credit Agreement among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on December 15, 2009.

10.11
Revolving Line of Credit Note by HemaCare Corporation and Coral Blood Services, Inc. to the benefit of Wells Fargo Bank, dated December 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed on December 15, 2009.

10.12
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

10.14
Continuing Security Agreement: Rights to Payment and Inventory among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.5 to Form 8-K of the Registrant filed on December 15, 2009.

10.15
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

10.17
Security Agreement among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, dated December 4, 2009, incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant filed on December 15, 2009.

10.18
Amendment to Credit Agreement, dated as of January 15, 2011, among Wells Fargo Bank, HemaCare Corporation and Coral Blood Services, Inc., incorporated by reference to Exhibit 10.6 to Form 8-K of the Registrant filed on January 15, 2011.

10.19
First Modification to Promissory Note, dated as of January 15, 2011, between HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant filed on January 15, 2011.

10.20
Security Agreement Specific Rights to Payment, dated January 15, 2011, between HemaCare Corporation and Wells Fargo Bank, with addendum, incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant filed on January 15, 2011.

10.21
Second Amendment to Credit Agreement, dated July 5, 2011, among Wells Fargo Bank, HemaCare Corporation and Coral Blood Services, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 8, 2011.

10.22
Second Modification to Promissory Note, dated July 5, 2011, among HemaCare Corporation, Coral Blood Services, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 8, 2011.

10.23
Third Amendment to Credit Agreement, dated as of December 1, 2011, among Wells Fargo Bank, HemaCare Corporation and Coral Blood Services, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 13, 2012.

10.24
Revolving Line of Credit Note, dated December 1, 2011, made by HemaCare Corporation and Coral Blood Services, Inc. in favor of Wells Fargo Bank, , incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 13, 2012.

10.25*
Employment Agreement between HemaCare Corporation and Pete van der Wal, President and Chief Executive Officer dated December 10, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant filed on May 11, 2011.

10.26†
Therapeutic Apheresis Services Agreement, entered into as of January 30, 2003, between Kenneth Norris Jr. Cancer Hospital and HemaCare Corporation, incorporated by reference to Exhibit 10.29 to Form 10-K of the Registrant filed on March 23, 2011.

10.27
First Amendment to Services Agreement, entered into as of August 18, 2006, between Tenet Healthsystem Norris, Inc. and HemaCare Corporation, incorporated by reference to Exhibit 10.30 to Form 10-K of the Registrant filed on March 23, 2011.

10.28
Second Amended and Restated Services Agreement, entered into as of April 1, 2008, between Tenet Healthsystem Norris, Inc. and HemaCare Corporation, incorporated by reference to Exhibit 10.31 to Form 10-K of the Registrant filed on March 23, 2011.

10.29
Third Amendment to Services Agreement, entered into as of November 1, 2009, between University of Southern California, on behalf of USC Norris Cancer Hospital, and HemaCare Corporation, incorporated by reference to Exhibit 10.32 to Form 10-K of the Registrant filed on March 23, 2011.

10.30
Software License and Support Services Agreement, dated as of February 14, 2011, between Haemonetics Corporation and HemaCare Corporation, incorporated by reference to Exhibit 10.33 to Form 10-K of the Registrant filed on March 23, 2011.

10.31†
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

§
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

Dated:	April 5, 2012	HEMACARE CORPORATION

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 4th day of April, 2012.

Signature	Title

/s/ Pete van der Wal	President and Chief Executive Officer and Director
Pete van der Wal	(Principal Executive Officer)

/s/ Lisa Bacerra	Chief Financial Officer
Lisa Bacerra	(Principal Financial and Accounting Officer)

/s/ Steven Gerber	Chairman of the Board, Director
Steven Gerber

/s/ Julian Steffenhagen	Director
Julian Steffenhagen

/s/ Teresa Sligh	Director
Teresa Sligh

/s/ Terry Van Der Tuuk	Director
Terry Van Der Tuuk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HemaCare Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of HemaCare Corporation and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with US generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California
April 5, 2012

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
HemaCare Corporation and Subsidiaries:

We have audited the consolidated balance sheet of HemaCare Corporation and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HemaCare Corporation and Subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Irvine, California

March 21, 2011,

except for Note 4, as to which the date is April 4, 2012.

RDGXBRLParseBegin

HEMACARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$2,266,000	$1,638,000
Accounts receivable, net of allowance for doubtful accounts of $108,000 in 2011 and $91,000 in 2010	2,013,000	2,780,000
Product inventories and supplies, net	406,000	577,000
Prepaid expenses	344,000	522,000
Assets held for sale	229,000	463,000
Current portion of restricted cash	59,000	66,000
Other receivables	367,000	168,000
Total current assets	5,684,000	6,214,000
Plant and equipment, net of accumulated depreciation and amortization of $6,214,000 in 2011 and $6,570,000 in 2010	2,363,000	2,887,000
Restricted Cash	535,000	594,000
Other assets	125,000	148,000
Total assets	$8,707,000	$9,843,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,171,000	$1,486,000
Accrued payroll and payroll taxes	545,000	636,000
Other accrued expenses	158,000	319,000
Current portion of capital lease	18,000	16,000
Liabilities related to assets held for sale	2,162,000	2,094,000
Total current liabilities	4,054,000	4,551,000
Deferred rent	464,000	533,000
Long term portion of capital lease	57,000	77,000

Shareholders' equity:
Common stock, no par value - 20,000,000 shares authorized, 10,331,519 issued and outstanding in 2011 and 9,712,948 in 2010	16,544,000	16,289,000
Accumulated deficit	(12,412,000)	(11,607,000)
Total shareholders' equity	4,132,000	4,682,000
Total liabilities and shareholders' equity	$8,707,000	$9,843,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2011	2010
Revenue
Blood products	$7,176,000	$7,525,000
Therapeutic services	9,069,000	7,711,000
Total revenue	16,245,000	15,236,000

Cost of sales
Blood products	7,666,000	7,528,000
Therapeutic services	6,221,000	5,459,000
Total cost of sales	13,887,000	12,987,000

Gross profit	2,358,000	2,249,000

General and administrative expenses	4,707,000	4,881,000

Loss from operations	(2,349,000)	(2,632,000)

Gain on insurance settlement	192,000	-

Loss from continuing operations before tax	(2,157,000)	(2,632,000)
Provision for (benefit of) income taxes	10,000	(60,000)

Loss from continuing operations, net of tax	(2,167,000)	(2,572,000)

Income from discontinued operations	1,362,000	1,776,000

Net loss	$(805,000)	$(796,000)

(Loss) income per share
Basic
Continuing operations	$(0.22)	$(0.26)
Discontinued operations	$0.14	$0.18
Total	$(0.08)	$(0.08)
Diluted
Continuing operations	$(0.22)	$(0.26)
Discontinued operations	$0.13	$0.18
Total	$(0.08)	$(0.08)

Weighted average shares outstanding-basic	9,957,474	9,968,120

Weighted average shares outstanding-diluted	10,196,474	10,139,120

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance as of December 31, 2009..	10,049,540	$16,336,000	$(10,811,000)	$5,525,000

Issuance of common stock through Employee Stock Purchase Plan	150,908	83,000		83,000
Stock options exercised	22,500	11,000		11,000
Stock repurchased	(510,000)	(281,000)		(281,000)
Share-based compensation expense		140,000		140,000
Net loss			(796,000)	(796,000)
Balance as of December 31, 2010	9,712,948	$16,289,000	$(11,607,000)	$4,682,000

Issuance of common stock through Employee Stock Purchase Plan	618,571	173,000		173,000
Share-based compensation expense		82,000		82,000
Net loss		-	(805,000)	(805,000)
Balance as of December 31, 2011	10,331,519	$16,544,000	$(12,412,000)	$4,132,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMACARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31,

	2011	2010
Cash flows from operating activities:
Net loss	$(805,000)	$(796,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) from discontinued operations	(1,362,000)	(1,776,000)
Provision for bad debts	17,000	12,000
Depreciation and amortization	676,000	1,134,000
Gain on insurance settlement	(192,000)	-
Loss on disposal of assets	184,000	7,000
Share-based compensation	82,000	140,000
Provision for inventory reserve	23,000	-
Impairment of capitalized asset in progress	-	126,000

Changes in operating assets and liabilities:
Decrease in accounts receivable	750,000	877,000
Decrease in inventories, supplies and prepaid expenses	326,000	289,000
(Increase) in other receivables	(199,000)	(112,000)
Decrease in other assets	23,000	17,000
Decrease in accounts payable, accrued payroll, accrued expenses and deferred rent	(635,000)	(27,000)
Net cash used in operating activities	(1,112,000)	(109,000)

Cash flows from investing activities:
Proceeds from the sale of plant and equipment	223,000	6,000
Purchases of plant and equipment	(353,000)	(240,000)
Net cash used in investing activities	(130,000)	(234,000)

Cash flows from financing activities:
Decrease (increase) in restricted cash	66,000	(660,000)
Proceeds from the exercise of stock options	-	11,000
Proceeds from sale of stock	172,000	83,000
Repurchases of common stock	-	(281,000)
Principal payments on capital leases	(19,000)	(5,000)
Net cash provided by (used in) financing activities	219,000	(852,000)

Net cash used in continuing operations	(1,023,000)	(1,195,000)

Cash Flows - Discontinued Operations
Cash (used in) provided by operating activities	(1,331,000)	1,821,000
Cash provided by investing activities	3,001,000	-
Net cash provided by discontinued operations	1,670,000	1,821,000

Increase in cash and cash equivalents	647,000	626,000
Cash and cash equivalents at beginning of period	1,848,000	1,222,000
Cash and cash equivalents at end of period	2,495,000	1,848,000

Cash, cash equivalents - Continuing operations	2,266,000	1,638,000
Cash and cash equivalents - Assets held for sale	229,000	210,000
Total cash and cash equivalents	$2,495,000	$1,848,000

Supplemental disclosure:
Interest paid	$10,000	$3,000
Income taxes paid (refunded)	$18,000	$(18,000)
Capital lease addition for capital equipment	$-	$98,000

The accompanying notes are an integral part of these consolidated financial statements.

HemaCare Corporation
Notes to Consolidated Financial Statements
December 31, 2011AND 2010

Note 1 - Organization

HemaCare Corporation is a blood products and services company serving healthcare providers and the scientific community. HemaCare and its wholly owned subsidiary, Coral Blood Services, perform therapeutic apheresis services, provide human-derived biological products, and support the implementation of cellular therapy based trials with apheresis collections.  On July 11, 2011, the Company and its wholly-owned subsidiary, Coral Blood Services, completed the sale of the Company’s red blood cell collection operation assets in California and Maine to The American National Red Cross (“ARC”) pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 11, 2011.

Note 2 - Summary of Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also impact the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include, but are not limited to, accruals, stock based compensation, estimates used in the determination of fair value of stock options, inventory reserve, and the provision for doubtful accounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains cash balances at various financial institutions. Deposits not exceeding $250,000 for each institution are insured by the Federal Deposit Insurance Corporation.  Section 343 of the Dodd-Frank Act amends the Federal Deposit Insurance Act to include noninterest-bearing transaction accounts as a new temporary deposit insurance account category. All funds held in noninterest-bearing transaction accounts will be fully insured, without limit through December 31, 2012.

Restricted Cash: The Company had $594,000 of cash restricted to Wells Fargo Bank at December 31, 2011, and $660,000 at December 31, 2010, as security for a Letter of Credit as required as part of the lease obligation at the Company’s Van Nuys facility. The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.

Fair Value Disclosure of Financial Instruments: Cash and cash equivalents, restricted cash, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, and income tax payable as of December 31, 2011 and 2010 approximate fair value due to the short-term nature of such instruments.  The interest rate applied to capital leases is based upon the Company's borrowing rate, and therefore their carrying value approximates fair value.

Revenue and Accounts Receivable: The Company recognizes revenue upon shipment of its products to its customers; provided that the Company either has a contract with the customer, received a purchase order or the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred.  Revenue is recognized upon acceptance of the blood products or the performance of therapeutic services.  Occasionally the Company receives advance payment against future delivery of blood products or services.  Until the related products or services are delivered, the Company records advance payments as deferred revenue, which appears as a current liability on the balance sheet. Therapeutic services revenue consists primarily of mobile therapeutics sales, while blood products revenue consists of sales of single donor platelets to the ARC pursuant to an agreement dated July 11, 2011 (see Notes to Financial Statements, Note 3 – Asset Sale to the ARC), and sales of research and cell therapy related products to  biotech and healthcare related organizations.  Accounts receivable are reviewed periodically for collectability.

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

The Company periodically reviews the outstanding balances owed by its customers.  Generally, the Company recognizes an allowance for doubtful accounts for any balances owed that are 90 days or more past due based on the invoice date, unless substantial evidence exists that the receivable is collectable, such as subsequent cash collection.  In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.  For both 2011 and 2010, the Company recorded an increase to the allowance for doubtful accounts of $12,000.  The Company’s policy is to write-off a receivable when collection efforts are terminated and the probability of collection is very low.

Inventories and Supplies: Inventories consist of Company-manufactured platelets, whole blood components and other blood products; supplies consist primarily of medical supplies used to collect and manufacture platelets and research products, and to provide therapeutic services. Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management estimates the portion of inventory that might not have future value by analyzing historical sales for the twelve months prior to any balance sheet date.  For each inventory type, management establishes an obsolescence reserve equal to the value of inventory quantity in excess of twelve months of historical sales quantity, using the first-in, first-out inventory valuation methodology.  The Company recorded $23,000 in reserves for obsolete inventory in 2011 and $0 in 2010.

Inventories are comprised of the following as of December 31,

	December 31,	December 31,
	2011	2010
Continuing Operations
Supplies	$390,000	$461,000
Blood products	39,000	116,000
Less: reserve	(23,000)	-
Total	$406,000	$577,000

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

Income Taxes: Under the provisions of ASC Topic 740, Income Taxes, the Company must utilize an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2011 and 2010 and therefore booked a 100% valuation allowance as of both December 31, 2011 and December 31, 2010.

ASC Topic 740-10 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. ASC Topic 740-10 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Interest and penalties related to uncertain tax positions will be recognized in income tax expense when incurred.  As of December 31, 2011, the Company had no uncertain tax positions and did not incur any interest or penalties related to uncertain tax positions.  The oldest tax year that remains open to possible evaluation and interpretation of the Company’s tax position is 2007.

Per Share Data: Earnings per share-basic is computed by dividing net income by the weighted average shares outstanding.  Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding including the diluted effect of options, restricted stock, restricted stock units and warrants.

Interest Expense: During the years ended December 31, 2011 and 2010, the Company incurred interest expense of $8,000 and $4,000, for continuing operations and $50,000 and $50,000 for discontinued operations, respectively.

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

(e)	expected forfeitures, which are estimated based on historical forfeitures

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in the ASU change the wording used to describe requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments also discuss offsetting assets and liabilities on the balance sheet. The amendments are effective during interim and annual periods beginning after December 15, 2011. Management does not believe that the adoption of this standard will have a material impact the Company’s financial position, results of operations or cash flows.

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

In consideration for the assets, the buyer agreed to pay to the Company an aggregate of $3,051,000. Of the purchase price, $2,475,000 was paid on the closing date, $51,000 was paid on July 22, 2011, and $250,000 was to be paid in three equal monthly installments on the 30th, 60th and 90th days following the closing date, which amount was subsequently reduced to $200,000 in settlement of certain post-closing purchase price adjustments, all of which was paid as of October 31, 2011.  The remaining balance of $275,000 was paid into a one year escrow to satisfy the Company’s potential indemnification liabilities to the buyer.  The gain on the sale was $2,802,000.

As a result of the asset sale, in the third quarter we reduced our work force by 93 employees in California and Maine, which resulted in a third quarter charge of $891,000 in employment related expenses which is classified in discontinued operations. Additionally, officer bonuses and related payroll taxes of $124,000 were paid in the third quarter as a result of the sale and classified in discontinued operations.

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

Note 4 – Discontinued Operations

On July 11, 2011, the Company completed the sale of its red blood cell collection operation assets in California and Maine to The American National Red Cross. The financial results related to the red blood cell collection operations are shown as discontinued operations on the statement of operations for the periods ended December 31, 2011 and 2010.

On November 5, 2007, HemaCare Corporation’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), ceased operations. On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who was responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law.

On January 9, 2012, the Seventeenth Judicial Circuit Court in Broward County, Florida, issued an Order Granting Petition to Approve Final Report, Discharge Assignee, and Close Case, discharging the assignee from duties, liabilities and responsibilities pursuant to the Assignment and Section 727 of the Florida Statutes, and closing the Assignment. At December 31, 2011, the assets remaining in the assignment are shown on the Company’s balance sheet as assets held for sale, and the liabilities as liabilities related to assets held for sale.

The following indicates the assets held for sale and related liabilities as of December 31, 2011 and 2010:

Discontinued Operations

	December 31,	December 31,
	2011	2010

Assets held for sale
Cash and cash equivalents	$229,000	$210,000
Inventory	-	40,000
Fixed assets (net of accumulated depreciation of $1,134,000 on December 31, 2010)	-	213,000
	$229,000	$463,000

Liabilities related to assets held for sale
Accounts payable	$792,000	$774,000
Accrued payroll and payroll taxes	603,000	603,000
Accrued interest	267,000	217,000
Notes payable	500,000	500,000
Total liabilities related to assets held for sale	$2,162,000	$2,094,000

The following are the components of income from discontinued operations:

	For the Year Ended December 31,
	2011	2010

Revenue	$6,152,000	$15,017,000

Operating expenses	6,120,000	12,939,000

Gross (loss) profit	32,000	2,078,000

General and administrative expenses	1,472,000	302,000

(Loss) income from operations	(1,440,000)	1,776,000

Gain on sale of assets	2,802,000	-

Income from discontinued operations, net of tax	$1,362,000	$1,776,000

Note 5 - Plant and Equipment

Plant and equipment consists of the following:

	December 31,	December 31,
	2011	2010
Continuing Operations
Furniture, fixtures and equipment	$6,366,000	$7,164,000
Leasehold improvements	2,211,000	2,293,000
Less accumulated depreciation and amortization	(6,214,000)	(6,570,000)
	$2,363,000	$2,887,000

Depreciation and amortization expense for continuing operations for 2011 and 2010 was $676,000 and $1,134,000 respectively.

The Company wrote off impaired assets in 2010 totaling $126,000, related to assets purchased for the Company’s software project.

On August 18, 2010, the Company entered into a capital lease with Horiba Financial Services for the lease of equipment used in processing in the Company’s Van Nuys laboratory facility. The total value of the lease is $98,000 at 10.5% interest which is payable monthly in the amount of $2,100 and expires in July 2015.

Note 6 - Credit Agreement

The Company and its subsidiary, Coral Blood Services, Inc., are party to a Credit Agreement with Wells Fargo Bank (“Wells Fargo”), dated December 9, 2009, as amended to date (the “Credit Agreement”), pursuant to which Wells Fargo has issued a letter of credit that the Company uses as security for lease obligations associated with its Van Nuys facility.  The Company is required to maintain a letter of credit under the lease, initially in the amount of $815,000 and reducing by 10% each year on August 14, 2009, 2010, 2011 and 2012, and 20% each year on August 14, 2013 and 2014.  At December 31, 2011, the letter of credit was for $594,000 and at December 31, 2010, the letter of credit was for $660,000.  The Company has no other outstanding borrowings under the Credit Agreement, and is not eligible to borrower any additional amounts under the Credit Agreement.  The Credit Agreement expires on December 1, 2012.  As security for the letter of credit, the Company has pledged $594,000 in cash to Wells Fargo, which is restricted as of December 31, 2011. Management has determined that, based on the lease obligation to provide this letter of credit as security for the lease, the 90% portion of the restricted cash that will not be released within the next year should be reported on the balance sheet for both 2011 and 2010 as a long term asset.

Note 7 - Leases

The Company leases its facilities and certain equipment under capital and operating leases that expire through the year 2017.

Future minimum rentals under operating and capital leases for continuing operations are as follows:

Years ending December 31,	Operating	Capital
2012	$793,000	$18,000
2013	747,000	20,000
2014	744,000	22,000
2015	740,000	14,000
2016	756,000	-
Thereafter	446,000	-
Total	$4,226,000	$74,000

For continuing operations total rent expense under all operating leases was $726,000 and $716,000 for the years ended December 31, 2011 and 2010, respectively.  For discontinued operations, total rent expense was $110,000 and $260,000 for the years ended December 31, 2011 and 2010 respectively.

Most of the operating leases for facilities include options to renew the lease at the then current fair market value for periods of one to five years.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

On February 24, 2006, the Company entered into a lease for approximately 19,600 square feet located in Van Nuys, California intended to house corporate offices, a blood component manufacturing lab and a blood products distribution operation as well as the now discontinued mobile blood operations. The Company occupied this facility in November 2006.  The rent for this facility started at approximately $36,000 per month; however, the lease provides for an annual 3% rent escalation upon the annual anniversary of the beginning of the lease term and for increases in the cost of common area maintenance. The rent as of December 31, 2011 was $42,000. The lease on this space expires July 31, 2017; however, the Company has one five-year option to extend this lease at the then current market price.  On April 11, 2007, the Company entered into an amendment to add approximately 5,735 square feet to this lease intended to house a donor center and supply warehouse.  This amendment added $13,250 per month in rent expense, which adjusts annually by 3.9% on the anniversary of the lease commencement date.  The rent on this space was $15,400 as of December 31, 2011. As part of the lease agreement, the Company received approximately $508,000 in tenant improvement allowance from the landlord.

The Company recognizes the total rent obligation for this facility, net of the tenant improvement allowance, as rent expense on a straight line basis over the term of the lease. The Company allocates on a straight-line basis the total lease payments, including rent escalation, abated rent, and tenant improvement reimbursement, over the term of the lease.  As a result, the Company recognizes approximately $42,000 in monthly rent expense over the term of the lease.   The Company recorded $69,000 and $66,000 in deferred rent included in accrued expenses associated with this lease to be utilized over the subsequent twelve months as of December 31, 2011 and 2010.  As of December 31, 2011, and 2010 the Company had remaining $464,000 and $533,000 deferred rent associated with this lease, included in other long-term liabilities on the balance sheet.

On August 18, 2010, the Company entered into a capital lease with Horiba Financial Services for the lease of equipment used in processing in the Company’s Van Nuys laboratory facility. The total value of the lease is $98,000 at 10.5% interest which is payable monthly in the amount of $2,100 and expires in July 2015.

Note 8 - Income Taxes

The provision for income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Federal - Net operating loss carryback	$-	$(63,000)
State – current year provision	10,000	3,000
Income tax provision (benefit)	$10,000	$(60,000)

For continuing operations, the Company recorded a $10,000 provision for income taxes for 2011 compared to a $60,000 benefit from income taxes for 2010.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Income tax expense at federal statutory rate	$(269,000)	$(297,000)
State income taxes, net of federal benefit	(273,000)	(6,000)
Change in valuation allowance	361,000	348,000
Permanent differences	23,000	30,000
Expiration of federal NOL/credit	168,000	(72,000)
Income tax expense	10,000	3,000
Federal NOL carryback	-	(63,000)
Income tax benefit	$10,000	$(60,000)

The calculations for the Company's effective tax rates for 2011 and 2010 are as follows:

	2011	2010
Income tax expense at federal statutory rate	-34%	-35%
State income taxes, net of federal benefit	-35%	-1%
Change in valuation allowance	46%	41%

Permanent differences	2%	4%

Expiration of federal NOL/credit	21%	-8%

Effective tax rates	1%	-7%

The Company recognized no net deferred tax asset as of December 31, 2011 and 2010.  The components of the net deferred tax asset at December 31, 2011 and 2010 are as follows:

	2011	2010
Current:
Accounts receivable reserve	$43,000	$33,000
Accrued expenses and other	396,000	562,000
Total current deferred tax asset	$439,000	$595,000

Noncurrent:
Net operating loss carryforward	$3,013,000	$2,801,000
Depreciation and amortization	(72,000)	34,000
Tax credit carryforward	44,000	54,000
Stock compensation	243,000	211,000
Other	209,000	(180,000)
Valuation allowance	(3,876,000)	(3,515,000)
Total non-current deferred tax	(439,000)	(595,000)
Total deferred tax asset	-	$-

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

The Company determined at the end of 2011 and 2010 that, based on recent operating results, it was unlikely that the Company would realize any of the deferred tax assets.  Therefore, the Company recorded a 100% valuation reserve against all of the net deferred tax assets as of December 31, 2011 and December 31, 2010.

As of December 31, 2011, the value of the Company’s federal and state net operating loss carryforwards were $7.5 million and $10.0 million, respectively. The difference in the net operating loss carryovers for federal and state purposes relate to the filing of combined versus stand-alone income tax returns. The ability of the Company to utilize the available federal net operating loss carryforward is scheduled to expire over time starting in 2012 and ending in 2030. The ability for the Company to utilize the available state net operating loss is scheduled to expire over time starting in 2017 and ending 2030.

Utilization of our net operating loss may be subject to substantial annual limitation as a result of a change in ownership as provided by the Internal Revenue Code and similar state provisions.  Such a limitation could result in the expiration of the net operating loss before utilization.

Note 9- Shareholders' Equity

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

As of December 31, 2011, the Company had utilized 1,542,835 of the shares reserved under the 2006 Plan, and 657,165 shares remain available

At the March 9, 2011 meeting of the Board of Directors, the non-employee directors were awarded, pursuant to the Company’s director compensation policy, their 2011 annual stock option grants utilizing the closing stock price on March 9, 2011, the date of the meeting, and the Black-Scholes valuation model. Since this grant was intended as compensation for annual service, the Company recorded $29,000 of share-based compensation for the year ended December 31, 2011.The recorded share based-compensation for the annual stock option grants awarded to non-employee directors as compensation for annual service for the year ended December 31, 2010 was $64,000.

Total share-based compensation expense for award grants issued to employees for the years ended December 31, 2011 and 2010 was $53,000 and $76,000 respectively.

The table below summarizes stock option activity for 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,569,000	$1.05		$200,000
Granted	440,000	$0.29		$6,000
Exercised	-	$-		-
Forfeited	(63,000)	$0.50
Expired	(156,000)	$1.39
Outstanding at December 31, 2011	1,790,000	$0.86	6.14	$12,000
Vested at December 31, 2011	1,288,250	$1.04	5.09	$7,000
Expected to Vest	324,000	$0.33		$4,000

The table below summarizes stock option activity for 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,815,000	$1.14		$130,000
Granted	290,000	$0.61		27,000
Exercised	(22,500)	$0.49
Forfeited	(155,750)	$0.63
Expired	(357,750)	$1.34
Outstanding at December 31, 2010	1,569,000	$1.14	5.34	$200,000
Vested at December 31, 2010	1,252,000	$1.25	4.91	$149,000
Expected to vest	317,000	$0.53		$51,000

The following table summarizes the range of exercise price, weighted average remaining contractual life (“Life”) and weighted average exercise price (“Price”) for all stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.18 to $0.75	1,250,000	7.3 years	$0.41	750,250	$0 .43
$0.76 to $1.50	265,000	2.1 years	$1.21	265,000	$1.21
$1.51 to $2.50	125,000	4.3 years	$2.36	123,000	$2.37
$2.51 to $2.71	150,000	5.1 years	$2.68	150,000	$2.68
	1,790,000	6.1 years	$0.86	1,288,250	$1.04

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of share-based payments. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2011	2010
Weighted average fair value at date of grant for options granted during the period	$0.25	$0.53
Weighted average fair value for options exercised during the period	n/a	$0.45
Weighted average fair value for options vested during the period	$0.40	$0.67
Risk-free interest rates	2.8%	2.8%
Expected stock price volatility	130.3%	157.0%
Expected dividend yield	0.0%	0.0%
Expected forfeitures	29.5%	29.5%
Expected option Term	5.7 years	6.5 years

For the year ended December 31, 2011 and 2010, the Company recognized non-cash share-based compensation costs of $82,000 and $140,000, respectively,  in accordance with ASC Topics 505 and 718, reducing the income before taxes and net income by this amount.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2011:

	Shares	Weighted average fair value at grant date
Nonvested at January 1, 2011	317,000	$0.53
Granted	440,000	$0.25
Vested	(192,250)	$0.40
Cancelled	(63,000)	$0.47
Nonvested at December 31, 2011	501,750	$0.35

As of December 31, 2011, the unrecognized compensation cost related to nonvested awards was $104,000 with a weighted-average period over which such unrecognized compensation is expected to be recognized of 3.0 years.

As of December 31, 2011, there were 1,288,250 fully vested stock options outstanding with a weighted average fair value of $0.40 and an average contractual term of 4.9 years.

Stock Repurchase Plan

The Board of Directors of the Company approved a plan on February 26, 2010 to purchase and retire up to 1,000,000 shares of the Company's common stock, or approximately 10% of the then current shares outstanding, over a twelve month period. Subsequently, on November 10, 2010, the Board of Directors approved the expansion of the plan to 2,000,000 shares and extension of the plan for an additional twelve months ending December 31, 2011.

Pursuant to the stock repurchase program, the Company purchased 0 and 510,000 shares for the years ended December 31, 2011 and 2010 respectively.  These shares have all been retired.

Employee Stock Purchase Plan

On May 25, 2004, the Board of Directors of the Company approved the Company’s 2004 Stock Purchase Plan, (the “ESPP”), which initially provided for the issuance of up to 1,000,000 shares of the Company's Common Stock (subject to adjustment).  The Company registered 1,000,000 such shares on a Registration Statement on Form S-8 (File No. 333-116405) filed with the Commission on June 10, 2004.  On August 6, 2009, the Board of Directors of the Company increased the number of shares which may be issued and sold under the ESPP from 1,000,000 to 2,000,000 (subject to adjustment).  On August 19, 2009, the Company filed a Registration Statement on Form S-8 with the SEC to register these shares. On August 19th, 2011, the Board of Directors voted to increase the number of shares which may be issued and sold under the ESPP from 2,000,000 to 3,000,000 (subject to adjustment) and on September 9, 2011, the Company registered with the SEC these additional 1,000,000 shares.

Seven purchases were made from the ESPP during the 2011, for an aggregate of 618,571 shares of common stock at $0.28 per share, for aggregate proceeds to the Company of $173,000.  As of December 31, 2011, there were 800,520 remaining shares in the ESPP.

Note 10 – Earnings per Share

The following table provides the calculation methodology for the numerator and denominator for earnings per share:

	Years Ended December 31,
	2011	2010

BASIC

Weighted average common shares used to compute basic earnings per share	9,957,474	9,968,120

Net loss - continuing operations	$(2,167,000)	$(2,572,000)

Basic net loss per share - continuing operations	$(0.22)	$(0.26)

Net income discontinued operations	$1,362,000	$1,776,000

Basic net earnings per share - discontinued operations	$0.14	$0.18

Total net income (loss)	$(805,000)	$(796,000)

Total basic net earnings (loss) per share	$(0.08)	$(0.08)

DILUTED

Weighted average common shares used to compute basic earnings per share	9,957,474	9,968,120
Dilutive common equivalent shares attributable to stock options (based on average market price)	239,000	171,000

Weighted average common shares and equivalents used to compute diluted earnings per share	10,196,474	10,139,120
Net income - discontinued operations	$1,362,000	$1,776,000

Diluted net earnings per share -discontinued operations	$0.13	$0.18

Total net income (loss)	$(805,000)	$(796,000)

Total diluted net earnings (loss) per share	$(0.08)	$(0.08)

Options outstanding representing 1,070,000 and 1,154,000 shares of common stock for the years ended December 31, 2011 and 2010 have been excluded from the above calculation because their effect would have been anti-dilutive.

Note 11– 401(k) Profit Sharing Plan

The HemaCare Corporation 401(k) Profit Sharing Plan qualifies, in form, under Section 401(k) of the Code. The Company did not match any 401(k) contributions for the plan year 2011. The Company matched $65,000 of employee contributions for the plan year 2010.

Note 12 - Commitments and Contingencies

State and federal laws set forth anti-kickback and self-referral prohibitions and otherwise regulate financial relationships between hospitals, physicians and other persons who refer business to them. While the Company believes its present operations comply with applicable regulations, there can be no assurance that future legislation or rule making, or the interpretation of existing laws and regulations will not prohibit or adversely impact the delivery by HemaCare of its products and services.

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

Note 13 – Concentration Risk

The Company provides platelets to the ARC pursuant to an agreement dated July 11, 2011, in which the Company sells to the ARC on an exclusive basis, a minimum of 7,000 and a maximum of 12,000 units of ISBT labeled single donor platelets per year during the term of the agreement. The Company also sells research and cellular therapy products to research and cellular therapy related organizations. We also provide therapeutic apheresis services as an outside service to hospitals, all of which are referred to as “customers” for purposes of identifying concentration risk in this note. During 2011, the ARC was the Company’s largest customer representing 12% of the Company’s total revenue. The next two largest customers accounted for approximately 11% and 5% of total revenue respectively. The Company’s ten largest customers accounted for 52% of total revenue.  Other than the lease of space at one customer’s facility for cellular therapy and research related draws, the Company’s only relationship with any of these customers is as a provider of blood products and services.

In addition, consolidations and affiliations within the hospital industry have changed the environment for the therapeutic services segment.  The newly consolidated or affiliated hospitals have started to negotiate with the Company as a group, and therefore exert greater pressure on the Company for price discounts.  This may force the Company to offer price discounts to retain sales volume that previously would not have been granted if the hospitals were not negotiating as a group.

During 2011, the Company received goods and services from two major vendors; the first of which is TerumoBCT (formerly CaridianBCT), which represented approximately 23.3% of the Company’s total operating costs. This vendor provided products that support the Company’s cell separation equipment used by both the blood products and therapeutic services segments.  The second largest vendor is Creative Testing Solutions, which represented approximately 10.4% of total operating costs from continuing operations. This vendor provided laboratory services. The Company has no relationship with either vendor other than as a consumer of the goods and services provided by each.

Note 14 – Subsequent Events

In accordance with the provisions of ASC 855-10, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-K for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined that there were no subsequent events requiring disclosure or recognition in the Company’s consolidated financial statements except for those listed below.

Amendment to New Wells Agreement

On January 10, 2012, HemaCare Corporation (the “Company”) entered into a Third Amendment to Credit Agreement (the “Amendment”) with Wells Fargo Bank (the “Bank’), pursuant to which the parties amended that certain Credit Agreement, dated December 4, 2009, as previously amended to date (the “Credit Agreement”), by and among the Company, the Bank and Coral Blood Services, Inc. (“Coral”).

Pursuant to the Amendment, the parties agreed to extend the term of the Credit Agreement until December 1, 2012, and reduce the maximum amount of outstanding borrowings, including outstanding advances and letters of credit, under the Credit Agreement to $594,000, which is the amount outstanding under the Credit Agreement as of the date of the Amendment and is the amount of cash collateral the Company maintains in a segregated, blocked deposit account with the Bank, in which the Bank has been granted a security interest of first priority to secure all present and future indebtedness of the Company to the Bank.

In connection with the Amendment, the Company also entered into a new Revolving Line of Credit Note, dated December 1, 2011, in the principal amount of $594,000.

Discharge of HemaBio Liabilities

On November 5, 2007, the HemaCare Corporation’s wholly owned subsidiary, HemaCare BioScience, Inc. (“HemaBio”), ceased operations.  On December 4, 2007, HemaBio executed an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who was responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of HemaBio according to their priorities as established by Florida law. The assignee has fulfilled his obligations and the Assignment was closed by court order on January 9, 2012.
RDGXBRLParseEnd